Form 10QSB
period 2001-03-31
I TRACK INC
filed 2001-05-14
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                               EXCHANGE ACT OF 1934
        For the quarterly period ended: March 31, 2001

[ ]             TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                 EXCHANGE ACT
     For the transition period from _____________________ to __________________

                        Commission file number: 333-49388

                                  I-TRACK, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                            91-1966948
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

          3031 COMMERCE DRIVE, BUILDING B, FORT GRATIOT, MICHIGAN 48058
                    (Address of principal executive offices)

                                 (810) 469-3500
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

              18,700,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                               AS OF MAY 14, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                                  I-TRACK, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1.- Balance Sheet-
                 March 31, 2001 (unaudited) ...................................3

               - Statements of Operations (unaudited)
                 Three Months Ended March 31, 2001 and 2000, and Period
                 from Inception (March 8, 1999) to March 31, 2001 .............4

               - Statements of Cash Flows (unaudited)
                 Three Months Ended March 31, 2001 and 2000, and Period
                 from Inception (March 8, 1999) to March 31, 2001 .............5

               - Notes to Financial Statements ................................6

        Item 2.- Management's Discussion and Analysis or Plan
                 of Operation .................................................7

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ...........................................10

         Item 2. Changes in Securities .......................................10

         Item 3. Defaults Upon Senior Securities .............................10

         Item 4. Submission of Matters to a Vote of Security Holders .........10

         Item 5. Other Information ...........................................10

         Item 6. Exhibits and Reports on Form 8-K ............................10

SIGNATURES ...................................................................11

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                     ASSETS

Current assets:
     Cash                                                                                   $              1,252
                                                                                            =====================


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 Current liabilities:
      Accounts payable                                                                      $             14,975
      Operating advance - related party                                                                   26,500
                                                                                            ---------------------
                                                                                                          41,475
                                                                                            ---------------------

 Stockholders' deficit:
      Preferred stock:  1,000,000 shares authorized, $0.01 par value,
             none issued or outstanding                                                                      -
      Common stock: 50,000,000 shares authorized, $0.001 par value,
             18,700,000 issued and outstanding                                                            18,700
      Deficit accumulated during the development stage                                                   (58,923)
                                                                                            ---------------------

                                                                                            $              1,252
                                                                                            =====================


    The accompanying notes are an integral part of the financial statements.

                                  I-TRACK, INC.
                       F/K/A AVL SYS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                       FOR THE PERIOD
                                              FOR THE THREE MONTHS       FOR THE THREE MONTHS     MARCH 8, 1999 (INCEPTION)
                                                      ENDED                     ENDED                     THROUGH
                                                 MARCH 31, 2001             MARCH 31, 2000             MARCH 31, 2001
                                              ----------------------   -------------------------  -------------------------


Revenue:                                       $                -       $                   -      $                   -
                                              ----------------------   -------------------------  -------------------------

Costs and expenses:
     General and administrative expenses                     23,807                         459                     58,923
                                              ----------------------   -------------------------  -------------------------
Total costs and expenses                                     23,807                         459                     58,923
                                              ----------------------   -------------------------  -------------------------


Net (loss)                                     $            (23,807)    $                  (459)   $               (58,923)
                                              ======================   =========================  =========================


Per share information: Basic and fully diluted

    Weighted average number of common
       shares outstanding                                18,700,000                  18,700,000                 18,700,000
                                              ======================   =========================  =========================

    Net (loss) per common share                $              (0.00)    $                 (0.00)   $                 (0.00)
                                              ======================   =========================  =========================



    The accompanying notes are an integral part of the financial statements.

                                 I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                            FOR THE PERIOD
                                                         FOR THE THREE MONTHS   FOR THE THREE MONTHS    MARCH 8, 1999 (INCEPTION)
                                                                ENDED                   ENDED                   THROUGH
                                                            MARCH 31, 2001         MARCH 31, 2000           MARCH 31, 2001
                                                         --------------------- ------------------------ ------------------------

Cash flows from operating activities:
    Net (loss)                                            $           (23,807)  $                 (459)  $              (58,923)
    Adjustments to reconcile net (loss) to
      net cash used in operating activities:
     Issuance of stock for services                                       -                        -                      1,200
     Increase in accounts payable                                      14,080                      -                     14,975
                                                         --------------------- ------------------------ ------------------------
Net cash (used in) operating activities                                (9,727)                    (459)                 (42,748)
                                                         --------------------- ------------------------ ------------------------

Cash flows from investing activities:
Net cash provided by investing activities                                 -                        -                        -
                                                         --------------------- ------------------------ ------------------------
Cash flows from financing activities:
    Proceeds from operating advance - related party                     6,500                      -                     41,500
    Proceeds from issuance of stock                                       -                        -                      2,500
                                                         --------------------- ------------------------ ------------------------
Net cash provided by financing activities                               6,500                      -                     44,000
                                                         --------------------- ------------------------ ------------------------

Net Increase (Decrease) in Cash                                        (3,227)                    (459)                   1,252

Beginning Cash                                                          4,479                      471                      -
                                                         --------------------- ------------------------ ------------------------
Ending Cash                                               $             1,252   $                   12   $                1,252
                                                         ===================== ======================== ========================


Supplemental cash flow disclosures

Cash paid foIncome taxes                                  $               -     $                  -     $                  -
                                                         ===================== ======================== ========================
            Interest                                      $               -     $                  -     $                  -
                                                         ===================== ======================== ========================

Noncash financing and investing activities:

Issuance of 15,000,000 shares of stock to satisfy debt    $               -     $                  -     $               15,000
                                                         ===================== ======================== ========================

    The accompanying notes are an integral part of the financial statements.

                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000, including notes thereto, included in the Company's Registration Statement on Form SB-1.

NOTE 2:  EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to i-Track, Inc.

CAUTION

Certain statements in this Quarterly Report on Form 10-QSB, our audited financial statements for the fiscal year ended December 31, 2000 as filed in our registration statement on Form SB-1, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward- looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes; (7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

SELECTED FINANCIAL DATA

Our selected financial data for the three months ended March 31, 2001 shown below is derived from our financial statements. The financial data derived from the statements should be read in conjunction with our financial statements and the notes included elsewhere in this report.

         BALANCE SHEET DATA:                MARCH 31, 2001      ECEMBER 31, 2000

         Current Assets                         $1,252                 $4,479
         Total Assets                           $1,252                 $4,479
         Current Liabilities                   $41,475                $20,895
         Stockholders' Deficiency             $(58,923)              $(16,416)
         Working Capital Deficiency           $(40,223)              $(16,416)

         STATEMENT OF LOSS DATA:           THREE MONTH PERIOD ENDED
                                               MARCH 31, 2001     MARCH 31, 2000

         Revenues                                    $0                 $0
         Net Loss                                $(23,807)            $(459)
         Net Loss per Share                       $(0.00)             $(0.00)

OVERVIEW

We were incorporated in the state of Nevada on March 8, 1999 by AVL Information Systems Ltd. and its principal officer and directors. AVL Information Systems Ltd. is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. On January 7, 2001, we entered into a non-exclusive worldwide International Distribution Agreement with AVL Information Systems Ltd. Under the agreement, we are licensed to market and distribute an automatic vehicle location system called the Spryte System(TM). The Spryte System(TM) integrates Global Positioning System technology, cellular-wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. While there are several ways to transmit information from a vehicle to a central location, we believe that the Spryte System(TM) provides significant value to customers by reducing their costs of doing business and increasing the productivity of their mobile resources.

We are in the development stage and have not generated any revenues. We have a cumulative net loss of $58,923 through March 31, 2001. We have suffered losses from operations and require additional financing. Ultimately we need to generate revenues and successfully attain profitable operations. The marketing and distribution of the Spryte System(TM) may take years to complete and the amount of resulting revenues, if any, is difficult to determine. Our previous capital needs have been met by equity offerings, and we have issued common stock in exchange for services rendered and funds advanced by related parties. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to market and distribute the Spryte System(TM). Even if we are able to market and distribute the system, there is no assurance that we will be able to generate revenues and attain profitable operations.

RESULTS FROM OPERATIONS

We have a limited operating history. We incurred a net loss of $32,087 for the year ended December 31, 2000, and had a net loss of $3,029 for the period ended December 31, 1999. For the three months ended March 31, 2001, we had a net loss of $23,807, as compared to $459 for the comparable 2000 period. The increased loss for the current fiscal period is primarily due to our initial public offering effort described below under "Additional Funding". We incurred significant legal and accounting expenses in connection with the preparation and filing of the registration statement.

LIQUIDITY AND FINANCIAL CONDITION

For the three months ended March 31, 2001, the statement of cash flows reflects net cash used in operating activities of $9,727, which was partially offset by net cash provided by financing activities of $6,500. For the three months ended March 31, 2000, the only activity reflected was the net cash used of $459 for operations. Our working capital deficiency increased to $40,223 from $16,416 at December 31, 2000 due to the loss for the period. Since we have no source of revenue, our working capital will be depleted by operating expenses and we will be dependent upon external sources of cash.

ADDITIONAL FUNDING

On November 6, 2000, we filed a registration statement on Form SB-1 with the SEC for an initial public offering of 2,500,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. After several amended filings, our registration statement was declared effective on April 10, 2001. The units are being offered at $0.10 per unit, and each warrant entitles the holder to purchase one share of common stock at the exercise price of $0.50 per share, beginning anytime after the date of purchase until twelve months after completion of the initial offering. If we are able to sell all of the units in this offering, we believe the net proceeds of the offering will be sufficient to fund our operations for at least the next twelve months. If we are unable to sell all or a portion of the units, or obtain other sources of financing when needed, we may be forced to cease operations and abandon our business, and you may lose your entire investment.

PLAN OF OPERATION

At this time, we intend to establish relationships with a number of other companies to accelerate the implementation of the distribution agreement and the sale of the Spryte Systems(TM). We believe that our status as a U.S. publicly traded company will assist us in establishing strategic alliances because of our perceived level of credibility and access to capital in the U.S. markets. We intend to establish relationships with existing companies engaged in the automatic vehicle location industry, wireless carriers, manufacturers, distributors, and Internet companies. We intend to create relationships and to retain consultants and contractors with established connections in the telecommunication and application service provider industries. We foresee that compensation would be commission based. Depending upon the market acceptance of the Spryte System(TM), we may hire employees in the foreseeable future.

We believe that establishing a network of alliances, while not a small task, can be accomplished in a shorter period of time and at less cost than building a comparable direct sales infrastructure. It is our priority to establish a channel partner network in the U.S. and Canada, and recruit international channel partners as opportunities present themselves.

We expect to generate revenues by selling the Spryte Systems(TM) at cost plus margin. Under the distribution agreement, all orders are shipped common carrier FOB destination, and we are required to pay 30% of the total order price the time of ordering, 30% upon delivery of the order, and 40% within 30 days after installation. We believe the amount of margin will vary depending on the time, expense, and size of sale. We expect to realize revenues within the next three months.

We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire a significant number of employees during that time period. We expect to finance our objectives through the proceeds of our initial public offering on Form SB-1.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)     Exhibits

Regulation                                                                                        Consecutive
S-B Number                       Exhibit                                                          Page Number

2.1         Articles of Incorporation (1)<F1>                                                         N/A

2.2         Bylaws (1)<F1>                                                                            N/A

2.3         Certificate of Amendment of Articles of Incorporation (1)<F1>                             N/A

10.1        Promissory Note dated August 20, 2000, in the amount of $15,000, payable                  N/A
            to Peter Fisher (1)<F1>

10.2        International Distribution Agreement dated January 7, 2001 (2)<F2>                        N/A

------------------------

(1)<F1> Incorporated by reference from our Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2)<F2>   Incorporated by reference from our Registration Statement on Form SB-1/A-1 filed on January 17, 2001, File No. 333-49388.

           b)     Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        I-TRACK, INC.
                                        (Registrant)


Date:       May 14, 2001                By: /s/ Peter Fisher
                                           -------------------------------------
                                              Peter Fisher, Secretary
                                              (Principal Financial Officer)