Form 10QSB
period 2001-06-30
I TRACK INC
filed 2001-09-07
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: June 30, 2001

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
            For the transition period from __________ to ___________

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

              21,200,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                              AS OF AUGUST 30, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                                  I-TRACK, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1.- Financial Statements
                 Balance Sheet -
                 June  30, 2001 (unaudited) ...................................3

               - Statements of Operations (unaudited)
                 Three and Six Months Ended June 30, 2001 and 2000,
                 and Period from Inception (March 8, 1999)
                 through June 30, 2001 ........................................4

               - Statements of Cash Flows (unaudited) Six Months Ended
                 June 30, 2001 and 2000, and Period
                 from Inception (March 8, 1999) through June 30, 2001 .........5

               - Notes to Financial Statements ................................6

        Item 2.- Management's Discussion and Analysis or Plan of
                 Operations ...................................................7

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

        Item 2.  Changes in Securities .......................................10

        Item 3.  Defaults Upon Senior Securities .............................10

        Item 4.  Submission of Matters to a Vote of Security Holders .........10

        Item 5.  Other Information ...........................................10

        Item 6.  Exhibits and Reports on Form 8-K ............................11

SIGNATURES ...................................................................12

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)


                                     ASSETS

Current assets:
     Cash                                                         $     250,948
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $      18,108
  Operating advances - related parties                                   31,385
                                                                  --------------
    Total current liabilities                                            49,493
                                                                  --------------

Stockholders' equity:
  Preferred stock: 1,000,000 shares authorized,
    $0.01 par value, none issued or outstanding                             -
  Common stock: 50,000,000 shares authorized,
    $0.001 par value, 21,200,000 issued and outstanding                  21,200
  Additional Paid in Capital                                            219,495
  Deficit accumulated during the development stage                      (39,240)
                                                                  --------------
                                                                        201,455
                                                                  --------------
                                                                  $     250,948
                                                                  ==============





    The accompanying notes are an integral part of the financial statements.

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    FOR THE PERIOD
                                          FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX         MARCH 8, 1999
                                           MONTHS ENDED      MONTHS ENDED      MONTHS ENDED     MONTHS ENDED     (INCEPTION) THROUGH
                                          JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000        JUNE 30, 2001
                                         ---------------   ---------------   ---------------   ---------------   -------------------


Revenue:                                 $          -      $          -      $          -      $          -      $              -
                                         ---------------   ---------------   ---------------   ---------------   -------------------

Costs and expenses:
  General and administrative expenses             4,055             4,018             4,124             4,477                39,240
                                         ---------------   ---------------   ---------------   ---------------   -------------------
Total costs and expenses                          4,055             4,018             4,124             4,477                39,240
                                         ---------------   ---------------   ---------------   ---------------   -------------------

Net (loss)                               $       (4,055)   $       (4,018)   $       (4,124)   $       (4,477)   $          (39,240)
                                         ===============   ===============   ===============   ===============   ===================


  Weighted average number of
    common shares outstanding                19,505,556        18,700,000        19,102,778        18,700,000            18,785,799
                                         ===============   ===============   ===============   ===============   ===================

  Net (loss) per common share            $        (0.00)   $        (0.00)   $        (0.00)   $        (0.00)   $            (0.00)
                                         ===============   ===============   ===============   ===============   ===================










    The accompanying notes are an integral part of the financial statements.

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                      FOR THE PERIOD
                                                               FOR THE SIX        FOR THE SIX          MARCH 8, 1999
                                                               MONTHS ENDED       MONTHS ENDED     (INCEPTION) THROUGH
                                                              JUNE 30, 2001       JUNE 30, 2000        JUNE 31, 2001
                                                           ------------------    ---------------   -------------------

Cash flows from operating activities                       $          13,089     $       (3,277)   $          (19,932)
                                                           ------------------    ---------------   -------------------

Cash flows from investing activities                                     -                  -                     -
                                                           ------------------    ---------------   -------------------

Cash flows from financing activities
  Proceeds from operating advance - related party                     11,385             29,996                46,385
  Offering costs                                                     (28,005)               -                 (28,005)
  Proceeds from issuance of stock                                    250,000                -                 252,500
                                                           ------------------    ---------------   -------------------
    Net cash provided from financing activities                      233,380             29,996               270,880
                                                           ------------------    ---------------   -------------------

Net Increase in Cash                                                 246,469             26,719               250,948

Beginning Cash                                                         4,479                471                   -
                                                           ------------------    ---------------    ------------------

Ending Cash                                                $         250,948     $       27,190     $         250,948
                                                           ==================    ===============    ==================







    The accompanying notes are an integral part of the financial statements.

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

NOTE 3:  STOCKHOLDERS' EQUITY

During the three months ended June 30, 2001 the Company completed its Form SB-1 offering raising $250,000 net of $28,005 in offering expenses. The selling agent, an officer and director of the Company, deposited the proceeds in an affiliated company's bank account. Subsequent to June 30, 2001 the funds were deposited into the Company's account on behalf of the affiliated company without claim or recourse to the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to i-Track, Inc.

CAUTION

Certain statements in this Quarterly Report on Form 10-QSB, our audited financial statements for the fiscal year ended December 31, 2000 as filed in our registration statement on Form SB-1, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes; (7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

SELECTED FINANCIAL DATA

Our selected financial data for the six months ended June 30, 2001 shown below is derived from our financial statements. The financial data derived from the statements should be read in conjunction with our financial statements and the notes included elsewhere in this report.

    BALANCE SHEET DATA:                   JUNE 30, 2001      DECEMBER 31, 2000

    Current Assets                          $250,948              $4,479
    Total Assets                            $250,948              $4,479
    Current Liabilities                      $49,493             $20,895
    Stockholders' Equity (Deficiency)       $201,455            $(16,416)
    Working Capital                         $201,455            $(16,416)

    STATEMENT OF LOSS DATA:                       SIX MONTH PERIOD ENDED
                                          JUNE 30, 2001      JUNE 30, 2000

    Revenues                                    $0                $0
    Net Loss                                 $(4,124)          $(4,477)
    Net Loss per Share                        $(0.00)           $(0.00)

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

We are in the development stage and have not generated any revenues. We have a cumulative net loss of $39,240 through June 30, 2001. We have suffered losses from operations and require additional financing. Our current financing needs have been met by the recently completed public offering. Ultimately we need to generate revenues and successfully attain profitable operations. The marketing and distribution of the Spryte System(TM) may take years to complete and the amount of resulting revenues, if any, is difficult to determine. Our previous capital needs have been met by equity offerings, and we have issued common stock in exchange for services rendered and funds advanced by related parties. There can be no assurance that we will be able to market and distribute the Spryte System(TM). Even if we are able to market and distribute the system, there is no assurance that we will be able to generate revenues and attain profitable operations.

RESULTS FROM OPERATIONS

We have a limited operating history. We incurred a net loss of $32,087 for the year ended December 31, 2000, and had a net loss of $3,029 for the period ended December 31, 1999. For the six months ended June 30, 2001, we had a net loss of $4,124, as compared to $4,477 for the comparable 2000 period.

LIQUIDITY AND FINANCIAL CONDITION

For the six months ended June 30, 2001, the statement of cash flows reflects net cash provided by operating activities of $13,089, and net cash provided by financing activities of $233,380. The financing activities included our unit offering and a related party loan. For the six months ended June 30, 2000, net cash used in operating activities was $3,277, which was offset by related party loans of $29,996. As a result of our unit offering, we have a working capital surplus of $201,455. Since we have no source of revenue, our working capital will be depleted by operating expenses and we will be dependent upon external sources of cash.

ADDITIONAL FUNDING

On November 6, 2000, we filed a registration statement on Form SB-1 with the SEC (file number 333-49388) for the offer and sale of 2,500,000 units, at a price $0.10 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. After several amended filings, our registration statement was declared effective on April 10, 2001. Under a prospectus dated April 11, 2001, we sold 2,500,000 Units for gross proceeds in the amount of $250,000. We completed the offering on April 30, 2001. We did not incur expenses in connection with underwriting discounts and commissions, or finder's fees. The total amount of offering expenses were $28,005, with net proceeds of $221,995.

Our selling agent, an officer and director of the company, deposited the gross proceeds in an affiliated Company's bank account. In August 2001, the funds were deposited into our bank account on behalf of the affiliated company without claim or recourse to us. We have not used our net proceeds as of August 30, 2001. We believe the net proceeds will be sufficient to fund our operations for at least the next twelve months.

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

We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire a significant number of employees during that time period. We expect to finance our objectives through the proceeds of our unit offering.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          On November 6, 2000, we filed a registration statement on Form SB-1 with the SEC (file number 333-49388) for the offer and sale of 2,500,000 units, at a price $0.10 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. After several amended filings, our registration statement was declared effective on April 10, 2001. Under a prospectus dated April 11, 2001, we sold 2,500,000 Units for gross proceeds in the amount of $250,000. We completed the offering on April 30, 2001. We did not incur expenses in connection with underwriting discounts and commissions, or finder's fees. The total amount of offering expenses were $28,005, with net proceeds of $221,995.

          Our selling agent, an officer and director of the company, deposited the gross proceeds in an affiliated Company's bank account. In August 2001, the funds were deposited into our bank account on behalf of the affiliated company without claim or recourse to us. We have not used our net proceeds as of August 30, 2001. We believe the net proceeds will be sufficient to fund our operations for at least the next twelve months.

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

Regulation                                                                                      Consecutive
S-B Number                   Exhibit                                                            Page Number

2.1            Articles of Incorporation (1)<F1>                                                    N/A

2.2            Bylaws (1)<F1>                                                                       N/A

2.3            Certificate of Amendment of Articles of Incorporation (1)<F1>                        N/A

10.1           Promissory Note dated August 20, 2000, in the amount of $15,000, payable to          N/A
               Peter Fisher (1)<F1>

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

                                         I-TRACK, INC.
                                         (Registrant)


Date:   September 6, 2001               By:  /s/ Barbara M. Castanon
                                            ------------------------------------
                                                Barbara M. Castanon, President
                                                (Principal Financial Officer)