Form 10QSB/A
period 2001-03-31
I TRACK INC
filed 2001-09-13
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A-1
                                 AMENDMENT NO. 1


(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934
            For the quarterly period ended: March 31, 2001

[ ]           TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT
            For the transition period from ____________ to ____________

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

                                  I-TRACK, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1.-  Financial Statements
                  Balance Sheet -
                  March  31, 2001 (unaudited) .................................3

               -  Statements of Operations (unaudited) Three Months
                  Ended March 31, 2001 and 2000, and Period
                  from Inception (March 8, 1999) through March 31, 2001 .......4

               -  Statements of Cash Flows (unaudited) Three Months
                  Ended March 31, 2001 and 2000, and Period
                  from Inception (March 8, 1999) through March 31, 2001 .......5

               -  Notes to Financial Statements ...............................6

        Item 2.-  Management's Discussion and Analysis or Plan of
                  Operations ..................................................7

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings ..........................................10

        Item 2.   Changes in Securities ......................................10

        Item 3.   Defaults Upon Senior Securities ............................10

        Item 4.   Submission of Matters to a Vote of Security Holders ........10

        Item 5.   Other Information ..........................................10

        Item 6.   Exhibits and Reports on Form 8-K ...........................10

SIGNATURES ...................................................................11

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                     ASSETS

Current assets:
     Cash                                                      $          1,252
Other assets:
     Deferred issuance costs                                             23,737
                                                               -----------------

                                                               $         24,989
                                                               =================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable                                          $         14,974
     Operating advance - related party                                   26,500
                                                               -----------------
                                                                         41,474
                                                               -----------------

Stockholders' deficit:
     Preferred stock:  1,000,000 shares authorized,
        $0.01 par value, none issued or outstanding                           -
     Common stock: 50,000,000 shares authorized,
        $0.001 par value, 18,700,000 issued and outstanding              18,700
     Deficit accumulated during the development stage                   (35,185)
                                                               =================
                                                                        (16,485)
                                                               -----------------

                                                               $         24,989
                                                               =================


    The accompanying notes are an integral part of the financial statements.

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                FOR THE PERIOD
                                                       FOR THE THREE       FOR THE THREE         MARCH 8, 1999
                                                          MONTHS              MONTHS              (INCEPTION)
                                                           ENDED               ENDED                THROUGH
                                                       MARCH 31, 2001      MARCH 31, 2000       MARCH 31, 2001
                                                       ==============      ==============       ==============

Revenue:                                               $           0       $           0        $           0
                                                       --------------      --------------       --------------
Costs and expenses:
     General and administrative expenses                          69                 459               35,185
                                                       --------------      --------------       --------------
Total costs and expenses                                          69                 459               35,185
                                                       --------------      --------------       --------------

Net (loss)                                             $         (69)      $        (459)       $     (35,185)
                                                       ==============      ==============       ==============


Per share information: Basic and fully diluted

    Weighted average number of common
       shares outstanding                                 18,700,000          18,700,000           18,700,000
                                                       ==============      ==============       ==============

    Net (loss) per common share                        $       (0.00)      $       (0.00)       $       (0.00)
                                                       ==============      ==============       ==============







    The accompanying notes are an integral part of the financial statements.

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         FOR THE PERIOD
                                                                 FOR THE THREE       FOR THE THREE        MARCH 8, 1999
                                                                    MONTHS               MONTHS            (INCEPTION)
                                                                     ENDED               ENDED               THROUGH
                                                                MARCH 31, 2001       MARCH 31, 2000      MARCH 31, 2001
                                                                ==============       ==============      ==============


Net cash provided by (used in) operating activities             $      14,010        $        (459)      $     (19,011)
                                                                --------------       --------------      --------------
Cash flows from investing activities:
Net cash provided by investing activities                                   -                    -                   -
                                                                --------------       --------------      --------------
Cash flows from financing activities:
    Proceeds from operating advance - related party                     6,500                    -              41,500
   Deferred offering costs                                            (23,737)                   -             (23,737)
    Proceeds from issuance of stock                                         -                    -               2,500
                                                                --------------       --------------      --------------
Net cash provided by (used in) financing activities                   (17,237)                   -              20,263
                                                                --------------       --------------      --------------
Net Increase (Decrease) in Cash                                        (3,227)                (459)              1,252

Beginning Cash                                                          4,479                  471                   -
                                                                --------------       --------------      --------------
Ending Cash                                                     $       1,252        $          12       $       1,252
                                                                ==============       ==============      ==============





    The accompanying notes are an integral part of the financial statements.

                                  I-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

CAUTION


Certain statements in this Quarterly Report on Form 10-QSB, our audited financial statements for the fiscal year ended December 31, 2000 as filed in our registration statement on Form SB-1, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes; (7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.


SELECTED FINANCIAL DATA

Our selected financial data for the three months ended March 31, 2001 shown below is derived from our financial statements. The financial data derived from the statements should be read in conjunction with our financial statements and the notes included elsewhere in this report.

  BALANCE SHEET DATA:                   MARCH 31, 2001         DECEMBER 31, 2000

  Current Assets                            $1,252                   $4,479
  Total Assets                             $24,989                   $4,479
  Current Liabilities                      $41,474                  $20,895
  Stockholders' Deficiency                $(16,485)                $(16,416)
  Working Capital Deficiency              $(40,222)                $(16,416)

  STATEMENT OF LOSS DATA:                      THREE MONTH PERIOD ENDED
                                        MARCH 31, 2001         MARCH 31, 2000

  Revenues                                    $0                     $0
  Net Loss                                   $(69)                 $(459)
  Net Loss per Share                        $(0.00)                $(0.00)

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


We are in the development stage and have not generated any revenues. We have a cumulative net loss of $35,185 through March 31, 2001. We have suffered losses from operations and require additional financing. Ultimately we need to generate revenues and successfully attain profitable operations. The marketing and distribution of the Spryte System(TM) may take years to complete and the amount of resulting revenues, if any, is difficult to determine. Our previous capital needs have been met by equity offerings, and we have issued common stock in exchange for services rendered and funds advanced by related parties. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to market and distribute the Spryte System(TM). Even if we are able to market and distribute the system, there is no assurance that we will be able to generate revenues and attain profitable operations.


RESULTS FROM OPERATIONS


We have a limited operating history. We incurred a net loss of $32,087 for the year ended December 31, 2000, and had a net loss of $3,029 for the period ended December 31, 1999. For the three months ended March 31, 2001, we had a net loss of $69, as compared to $459 for the comparable 2000 period. The decreased loss for the current fiscal period was primarily due to the deferred issuance costs of $23,737 for our initial public offering effort described below under "Additional Funding". We incurred significant legal and accounting expenses in connection with the preparation and filing of the registration statement.


LIQUIDITY AND FINANCIAL CONDITION


For the three months ended March 31, 2001, the statement of cash flows reflects net cash provided by operating activities of $14,010, which was offset by net cash provided by financing activities of $17,237. We incurred deferred offering costs of $23,737 for the three months ended March 31, 2001. For the three months ended March 31, 2000, the only activity reflected was the net cash used of $459 for operations. Our working capital deficiency increased to $40,222 from $16,416 at December 31, 2000 due to the deferred offering costs incurred during the period.

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

                                       I-TRACK, INC.
                                       (Registrant)



Date:       September 13, 2001         By:   /s/ Barbara M. Castanon
                                          --------------------------------------
                                           Barbara Castanon, President
                                           (Principal Financial Officer)