Form 10QSB
period 2001-09-30
I TRACK INC
filed 2001-12-06
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2001

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from ______________ to ______________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              23,696,900 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                             AS OF NOVEMBER 30, 2001

  Transitional Small Business Disclosure Format (check one);  Yes      No  X
                                                                 -----   -----

                                  I-TRACK, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  -  Financial Statements

              -  Independent Accountant's Report...............................4

              -  Balance Sheet (unaudited)
                 September 30, 2001 ...........................................5

              -  Statements of Operations (unaudited)
                 Three and Nine Months Ended September 30, 2001
                 and 2000, and Period from Inception (March 8, 1999)
                 through September 30, 2001 ...................................6

              -  Statements of Cash Flows (unaudited)
                 Nine Months Ended September 30, 2001 and 2000, and Period
                 from Inception (March 8, 1999) through September 30, 2001 ....7

              -  Notes to Financial Statements ................................8

     Item 2. -  Management's Discussion and Analysis or Plan of Operations ....9

PART II. OTHER INFORMATION

     Item 1.           Legal Proceedings .....................................12

     Item 2.           Changes in Securities .................................12

     Item 3.           Defaults Upon Senior Securities .......................12

     Item 4.           Submission of Matters to a Vote of Security Holders ...12

     Item 5.           Other Information .....................................12

     Item 6.           Exhibits and Reports on Form 8-K ......................13

SIGNATURES ...................................................................14
                                  i-TRACK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                         INDEPENDENT ACCOUNTANT'S REPORT

     We have reviewed the accompanying balance sheet of i-Track, Inc. as of September 30, 2001, and the statements of operations for the three month and nine month periods ended September 30, 2001 and September 30, 2000 and for the period from inception to September 30, 2001 and statements of cash flows for the nine month periods ended September 30, 2001 and 2000 and the period from inception to September 30, 2001. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.







/s/ Edwards, Melton, Ellis, Koshiw and Company, P.C.

EDWARDS, MELTON, ELLIS, KOSHIW AND COMPANY, P.C.
Troy, Michigan
November 6, 2001
                                  i-TRACK, INC.
                       F/K/A/ AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)




                                     ASSETS



Current assets:
  Cash                                              $  30,052
  Note receivable                                     209,000
                                                    ---------
                                                    $ 239,052
                                                    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
  Accounts payable                                  $   1,937
  Operating advances-related parties                   37,284
                                                    ---------
    Total current liabilities                          39,221

Stockholders' equity:
  Preferred stock, 1,000,000 shares
    authorized, $0.01 par value, none                     -
    issued or outstanding

  Common stock, 50,000,000 shares
    authorized, $0.001 par value,
    21,200,000 issued and outstanding                  21,200
  Additional paid-in capital                          219,495

  Deficit accumulated during the
    development stage                                 (40,864)
                                                    ---------
                                                      199,831
                                                    ---------
                                                    $ 239,052
                                                    =========



    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the three     For the three     For the nine      For the nine       For the period
                                          months ended      months ended      months ended      months ended        March 8, 1999
                                          September 30,     September 30,     September 30,     September 30,    (inception) through
                                              2001              2000              2001              2000          SEPTEMBER 30, 2001
                                          -------------     -------------     -------------     -------------     ------------------

Revenue                                   $        -        $        -        $       -         $       -           $         -

Cost and expenses:
  General and administrative expenses            1,624             1,152            5,748             5,629                40,864
                                          -------------     -------------     ------------      ------------        --------------
    Total costs and expenses                     1,624             1,152            5,748             5,629                40,864
                                          -------------     -------------     ------------      ------------        --------------

Net (loss)                                $     (1,624)     $     (1,152)     $    (5,748)      $    (5,629)        $     (40,864)
                                          =============     =============     ============      ============        ==============

Weighted average number of common
shares outstanding                          21,200,000        18,700,000       19,808,059        18,700,000            19,022,839
                                          =============     =============     ============      ============        ==============

Net (loss) per common share               $        -        $        -        $       -         $       -           $         -
                                          =============     =============     ============      ============        ==============



    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              For the nine       For the nine      For the period
                                              months ended       months ended       March 8, 1999
                                             September 30,      September 30,    (inception) through
                                                 2001               2000          SEPTEMBER 30, 2001
                                             -------------      -------------     ------------------
Cash flows from operating activities         $     (4,706)      $     (4,429)     $       (37,727)


Cash flows from investing activities                  -                  -                    -


Cash flows from financing activities:

 Proceeds from operating advance-
 related party                                     17,284             14,996               52,284
 Proceeds from stock issuance                     250,000             17,500              252,500
 Offering costs                                   (28,005)               -                (28,005)
Advances to related party                        (209,000)               -               (209,000)
                                             -------------      -------------     ------------------

 Net cash used in financing activities             30,279             32,496               67,779
                                             -------------      -------------     ------------------

Net increase (decrease) in cash                    25,573             28,067               30,052

Beginning cash                                      4,479                471                  -
                                             -------------      -------------     -----------------

Ending cash                                  $     30,052       $     28,538      $        30,052
                                             =============      =============     =================



    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the audited financial statements of the Company as of December 31, 2000, including notes thereto, included in the Company's Registration Statement on Form SB-1.


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


NOTE 3:  STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 2001, the Company completed its Form SB-1 offering raising $250,000 net of $28,005 in offering expenses.


NOTE 4:  ADVANCES TO RELATED PARTY

     The Company advanced $209,000 to a corporation related to its controlling shareholder. The advance is non-interest bearing and management indicated the advance will be used for the purchase of Chaperone advertising material and tracking units.

NOTE 5:  SUBSEQUENT EVENTS

     In October and November, 2001 there were 2,493,800 stock warrants exercised for the purchase of common stock at $.50 per share. Management indicated that the proceeds of approximately $1,000,000 had been deposited into an affiliated company's bank accounts for use in the development and marketing of products to be purchased by the Company.

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

SELECTED FINANCIAL DATA

Our selected financial data for the nine months ended September 30, 2001 shown below is derived from our financial statements. The financial data derived from the statements should be read in conjunction with our financial statements and the notes included elsewhere in this report.

  BALANCE SHEET DATA:               SEPTEMBER 30, 2001       DECEMBER 31, 2000

  Current Assets.............       $        239,052         $          4,479
  Total Assets...............       $        239,052         $          4,479
  Current Liabilities........       $         39,221         $         20,895
  Stockholders' Equity
     (Deficiency)............       $        199,831         $        (16,416)
  Working Capital............       $        199,831         $        (16,416)

  STATEMENT OF LOSS DATA:                 NINE MONTHS ENDED SEPTEMBER 30,
                                          2001                     2000

  Revenues...................       $              0         $              0
  Net Loss...................       $         (5,748)        $         (5,629)
  Net Loss per Share.........       $             (0)        $              0

OVERVIEW

We were incorporated in the state of Nevada on March 8, 1999 by AVL Information Systems Ltd. and its principal officer and directors. AVL Information Systems Ltd. is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. We have entered into two distribution agreements with AVL Information Systems Ltd.

We have two separate distribution agreements with AVL Information Systems Ltd. On January 7, 2001, we entered into a non-exclusive worldwide International Distribution Agreement which licensed us to market and distribute an automatic vehicle location system called the Spryte System(TM). On September 30, 2001, we entered into a World Wide Exclusive Distribution Agreement which made us the exclusive distributor for all of the products development and manufactured by AVL Information Systems Ltd, including the Chaperone System(TM).

The Spryte System(TM) and Chaperone System(TM) integrate Global Positioning System technology, cellular-wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. While there are several ways to transmit information from a vehicle to a central location, we believe that the Spryte System(TM) and the Chaperone System(TM) provide significant value to customers by reducing their costs of doing business and increasing the productivity of their mobile resources.

We are in the development stage and have not generated any revenues. We have an accumulated deficit of $40,864 through September 30, 2001. We have suffered losses from operations and require additional financing. Our current financing needs have been met by the recently completed public offering. Ultimately we need to generate revenues and successfully attain profitable operations. The marketing and distribution of the Spryte System(TM) and Chaperone System(TM) may take years to complete and the amount of resulting revenues, if any, is difficult to determine. Our previous capital needs have been met by equity offerings, and we have issued common stock in exchange for services rendered and funds advanced by related parties. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to market and distribute the Spryte System(TM) and Chaperone System(TM). Even if we are able to market and distribute the systems, there is no assurance that we will be able to generate revenues and attain profitable operations.

RESULTS FROM OPERATIONS

We have a limited operating history. We incurred a net loss of $32,087 for the year ended December 31, 2000, and had a net loss of $3,029 for the period ended December 31, 1999. For the nine months ended September 30, 2001, we had a net loss of $5,748, as compared to $5,629 for the comparable 2000 period.

LIQUIDITY AND FINANCIAL CONDITION

For the nine months ended September 30, 2001, the statement of cash flows reflects net cash used in operating activities of $4,706, and net cash provided by financing activities of $30,279. While we received net offering proceeds of $221,995, $209,000 was advanced to AVL Information Systems Ltd. For the nine months ended September 30, 2000, net cash used in operating activities was $4,429, which was offset by related party loans of $14,996 and proceeds from equity offerings of $17,500.

On November 6, 2000, we filed a registration statement on Form SB-1 with the SEC (file number 333-49388) for the offer and sale of 2,500,000 units, at a price $0.10 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. Our registration statement was declared effective on April 10, 2001. We completed the offering on April 30, 2001, selling 2,500,000 Units for gross proceeds in the amount of $250,000. The total amount of offering expenses were $28,005, with net proceeds of $221,995.

In August and September, 2001, we advanced a total of $209,000 to our affiliate, AVL Information Systems Ltd., toward the purchase of 600 Chaperone tracking units and marketing materials. This advance depleted most of our cash, leaving $30,052 at September 30, 2001.

In October 2001, warrants for the purchase of 2,146,900 shares of our common stock were exercised for $1,073,450. Theses funds have also been advanced to AVL Information Systems Ltd. toward the purchase of tracking units. An additional 346,900 warrants were exercised in November 2001.

Effective September 30, 2001, we entered into a Worldwide Exclusive Distribution Agreement with AVL Information Systems Ltd., covering all of the products manufactured by AVL. We decided to advance funding to AVL to assist with the completion and testing of the Chaperone tracking unit to get it to the market more quickly. By doing so, we believe that we will be able to generate revenues more quickly. Through November 30, 2001, we have obtained orders of 7,000 units of the Chaperone System.

PLAN OF OPERATION

At this time, we will continue our efforts to implement the distribution agreements and the sale of the Spryte System(TM) and Chaperone System(TM). While we have received orders of approximately 7,000 units of the Chaperone System(TM), we still need to establish relationships with other companies to accelerate the implementation of the distribution agreements. These companies could include existing companies engaged in the automatic vehicle location industry, wireless carriers, manufacturers, distributors, and Internet companies. We also intend to create relationships and to retain consultants and contractors with established connections in the telecommunication and application service provider industries. We foresee that compensation will be commission based. Depending upon the market acceptance of the Spryte System(TM) and Chaperone System(TM), we may hire employees in the foreseeable future. We expect to realize revenues within the next three months.

We do not expect to purchase any significant equipment during the foreseeable future, nor do we expect to hire a significant number of employees. We expect to finance our objectives through the proceeds derived from the exercise of warrants.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not Applicable.

ITEM 2.     CHANGES IN SECURITIES

            On November 6, 2000, the registrant filed a registration statement on Form SB-1 with the SEC (file number 333-49388) for the offer and sale of 2,500,000 units, at a price $0.10 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. This registration statement was declared effective on April 10, 2001. The registrant completed the offering on April 30, 2001, selling 2,500,000 Units for gross proceeds in the amount of $250,000. No expenses in connection with underwriting discounts and commissions, or finder's fees were incurred. Total offering expenses were $28,005, with net proceeds of $221,995.

            Through September 30, 2001, the registrant has used the net proceeds as follows: $209,000 has been advanced to an affiliate, AVL Information Systems Ltd., toward the purchase of Chaperone tracking units and marketing materials. The remainder has been used for general and administrative expenses.

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

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)       Exhibits

Regulation                                                           Consecutive
S-B Number                   Exhibit                                 Page Number

2.1        Articles of Incorporation (1)                                 N/A

2.2        Bylaws (1)                                                    N/A

2.3        Certificate of Amendment of Articles of Incorporation (1)     N/A

10.1       Promissory Note dated August 20, 2000, in the amount of
           $15,000, payable to Peter Fisher (1)                          N/A

10.2       International Distribution Agreement dated January
           7, 2001 (2)                                                   N/A

10.3       Worldwide Exclusive Distribution Agreement dated
           September 30, 2001                                             16

------------------------

(1) Incorporated by reference from our Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2) Incorporated by reference from our Registration Statement on Form SB-1/A-1 filed on January 17, 2001, File No. 333-49388.



            b) Reports on Form 8-K: On August 28, 2001, the registrant filed a current report on Form 8-K dated August 27, 2001, reporting under Item 5, Other Events, the separation of warrants from units. No financial statements were required to be filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  I-TRACK, INC.
                                  (Registrant)


Date:    December 6, 2001         By:   /s/ Barbara M. Castanon, President
                                     -------------------------------------------
                                         Barbara M. Castanon, President
                                         (Principal Financial Officer)