Form 10KSB
period 2001-12-31
I TRACK INC
filed 2002-04-15
CIK 1125280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 333-49388

                                  I-TRACK, INC.
                 (Name of small business issuer in its charter)


               NEVADA                                   91-1966948
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


          3031 COMMERCE DRIVE, BUILDING B, FORT GRATIOT, MICHIGAN 48059
           (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (810) 385-2061

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days. Yes   X    No
                                                               -----     -----

 Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           Issuer's revenues for its most recent fiscal year: $74,359

        Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant
                         as of April 12, 2002: $618,849

  Number of shares outstanding of registrant's common stock, $0.001 par value, as of April 12, 2002: 23,696,900

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---    ---

Exhibit index on consecutive page 16                          Page 1 of 44 Pages

                                     PART I

                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements.


ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

INTRODUCTION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to i-Track, Inc.

BACKGROUND

We are a development stage company that was incorporated by AVL Information Systems Ltd. and its principal officers and directors. AVL Information Systems Ltd. is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. AVL Information Systems Ltd. has incurred significant operating losses over the past six fiscal years and has a working capital deficiency which casts doubt upon its ability to continue as a going concern. AVL Information Systems Ltd. and its principal officers and directors incorporated us in an effort to start anew and to take advantage of what they perceived to be the benefits of a United States publicly traded company. They believe that a U.S. publicly traded company will provide a level of credibility in the automatic vehicle location system industry, access to additional funding in the U.S. markets, and the ability for us to enter into strategic alliances for the development, manufacturing and sale of automatic vehicle location systems.

Effective September 30, 2001, we entered into a Worldwide Exclusive Distribution Agreement with AVL Information Systems Ltd., covering all of the products manufactured by AVL Information Systems Ltd., including the Spryte System(TM) and the Chaperone Personal Tracking Unit. These products are automatic vehicle location systems that integrate Global Positioning System technology, cellular-wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. These products are designed to enable customers to use the Internet to track the movement of their vehicles, employees, and goods and services. While there are several ways to transmit information from a vehicle to a central location, we believe these products provide significant value to customers by reducing their costs of doing business and increasing the productivity of their mobile resources.

INDUSTRY BACKGROUND

GLOBAL POSITIONING SYSTEM TECHNOLOGY. Most location-aware applications today rely upon Global Positioning System (GPS) technology. GPS technology is based on a system of more than 24 satellites that transmit longitude, latitude, altitude and time information to GPS receiving and processing devices anywhere in the world. Because of improvements in GPS receiver technology and reductions in the cost of GPS enabling components, there has been a proliferation of GPS devices for commercial applications. We believe the significant areas of growth include vehicle positioning and navigation, mobile computing devices, and wireless telephones and portable recreational receivers. Due to the worldwide automotive industry, we expect vehicle location and navigation to be one of the most promising areas of future deployment of GPS technology.

CELLULAR-WIRELESS COMMUNICATIONS. Rapid technology advances in wireless communications are enabling companies and individuals to efficiently manage their mobile resources with location-relevant and time-sensitive information. Wireless communications has grown due to declining usage costs, the proliferation of wireless telephones and mobile computing devices, expanding network coverage and the integration of enhanced features such as voice and text messaging. We believe that as global wireless coverage increases and broadband wireless transmission technologies are deployed, more users will be able to access more data over wireless networks, which will facilitate their access to information and business applications on the Internet.

INTERNET. The Internet has emerged as a global communications medium to deliver and share information and to conduct business electronically. The growth in the number of Internet users has led to the proliferation of information and services available on the Internet, including e-commerce, e-mail and other content. Businesses and individuals are using the Internet as a medium for managing business-critical functions, household items, finances, customer relationships and communication. We expect businesses and individuals to conduct an increasing amount of activity over the Internet.

THE SPRYTE SYSTEM(TM)

The Spryte System(TM) is an automatic vehicle location system owned by AVL Information Systems Ltd. The Spryte System(TM) is designed for the commercial carrier, and allows a fleet manager, at its base station, to simultaneously view the location, operational status and event-based indicators of each fleet vehicle on a digitized computer map display. The information is displayed in real-time. The platforms of the Spryte System(TM) include a menu of status indicators which represent the event-based nature of the system. The status or event-based indicators include a variety of vehicle conditions, such as the ignition, speed, sirens, emergency lights, excessive speed, collision, vehicle problems and duress. We believe that event-based indicators will allow a fleet manager to assemble and adapt its vehicle resources for optimum deployment as well as respond in a timely manner to delay and unforeseen situations.

The Spryte System(TM) has three software modules: the listener, mapping and server modules, which collaborate with one another to analyze and present the status of a vehicle to the fleet manager. The listener module collects data transmission from various vehicles in a fleet, interprets the information, and delivers the information to the server module. The mapping module consists of commercially available software that displays the most current maps of the fleet manager's area of activity, including roads, highways, street names and address locations. The mapping module also accommodates map edits and updates, as well as geographic analyses such as point-to-point distance and distance traveled. With the assistance of the listener and mapping modules, the server module displays, in real-time, the location of each vehicle on the map, together with the current status of the event-based indicators. The Spryte System(TM) also allows the customer to store and archive the information. This allows a fleet manager to analyze historical vehicle movement patterns to achieve more efficient results and/or to use the information to calculate performance metrics.

The Spryte System(TM) accommodates all three traditional mediums of communication from a vehicle to the base station: satellite, mobile radio and cellular. The Spryte System(TM) has the ability to switch automatically from one medium to another if the signal strength of a medium degrades. We believe the communication redundancy capability should provide added assurance for our potential customers.

We believe that the event-based approach will give customers an advantage over the conventional method of polling each vehicle periodically according to a routine schedule. We believe the conventional method is cost prohibitive, ineffective, and fails to report critical events. We believe the event-based communication uses airtime for data transmission more efficiently, and will accommodate four times more vehicles than the standard polling approach. Also, the event-based communication appears to have the ability to combine polling functions, if needed, with event-based monitoring to meet the demand of our potential customers.

THE CHAPERONE PERSONAL TRACKING UNIT

The Chaperone Personal Tracking Unit is designed for consumers who do not require real-time tracking or event-based communication, but instead desire to know where a vehicle is at any point in time. The Chaperone Personal Tracking Unit utilizes similar technologies as the Spryte System(TM), but only identifies location-relevant information. We believe that the simplicity and lower price of the Chaperone Personal Tracking Unit will be ideal for a family or individual consumer.

The platform of the Chaperone Personal Tracking Unit is designed to be equipped with a GPS receiver as well as a Cellemetry modem. The Cellemetry communications network is a low-cost form of cellular communication that currently provides coverage for 98% of North America. Cellemetry provides low-cost cellular communication by using the overhead control channels of the cellular networks to convey short, data messages.

The Chaperone is 4 x 2 x 1.2 inches in size and contains a 12-channel GPS satellite receiver and a proprietary communications transceiver. The unit can be installed by placing on the dashboard of a vehicle and plugging it into the lighter socket. Alternatively, it can be installed to a vehicle hotwire. The GPS receiver and transceiver components acquire the location, speed, and direction of the unit being tracked. This information is then transmitted wirelessly and logged into the Online Vehicle Tracking system for further use. The user can locate the vehicle via the Internet by logging onto www.whereismycar.com. The Chaperone currently works in the United States, Canada, and parts of Mexico and South America.

Recent enhancements to the Chaperone include the implementation of an emergency button, geo-fencing, crash sensor, and power control management. We expect to have a monitoring center, operating 24 hours a day, 7 days a week, operational during the second quarter of this year.

A unique trailer tracking version of the Chaperone unit is under prototype development. This version would allow a company to track its trailers while they are hooked to the tractors and, more importantly, while they are sitting idle without a tractor power supply. We expect to release the prototype for testing to a fleet in April 2002 and announce results 30 days thereafter. The radio modem being used for testing has been supplied by Infea Corp.

WORLDWIDE EXCLUSIVE DISTRIBUTION AGREEMENT WITH AVL INFORMATION SYSTEMS LTD.

We do not own any proprietary or technological right to the Spryte or Chaperone products. Effective September 30, 2001, we entered into an exclusive worldwide distribution agreement with AVL Information Systems Ltd. Under the agreement, we are licensed to market and distribute all of the products manufactured by AVL Information Systems Ltd.

PROTECTION OF TECHNOLOGY

Under the distribution agreement, we are required to protect the proprietary information licensed to us. We will rely on a combination of trade secret, trademark and copyright laws, and nondisclosure and other contractual agreements. We intend to enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of all proprietary information. It may be possible for a third party to misappropriate or infringe on the proprietary information licensed to us. Third parties may also independently discover or invent competing technologies or reserve engineer our trade secrets, software or other technology. In addition, foreign countries may treat the protection of proprietary rights differently from, and may not protect proprietary rights to the same extent as, the laws of the U.S. Therefore, the measures we take to protect the proprietary rights licensed to us may not be adequate.

KEY ALLIANCES AND RELATIONSHIPS

At this time, our only key alliance is with AVL Information Systems Ltd. AVL Information Systems Ltd. is an affiliate of our company and became our controlling shareholder by accepting shares of common stock in exchange for funds advanced. Some of our officers and directors are also officers and directors of AVL Information Systems

Ltd. AVL Information Systems Ltd. and a common director have provided substantially all of our funding, and they are assisting us in discussions with third parties concerning possible strategic alliances.

At this time, we rely entirely upon our relationship with AVL Information Systems Ltd. and our distribution agreement with AVL Information Systems Ltd. Our dependence upon AVL Information Systems Ltd. has made us vulnerable to changes in its operations. AVL Information Systems Ltd. has incurred significant operating losses over the past six fiscal years and has a working capital deficiency which casts doubt upon its ability to continue as a going concern. The financial position of AVL Information Systems Ltd. and its prior operating history may have a negative effect on our intended operations. If we are unable to develop other key relationships, we may suffer material and adverse consequences.

We intend to establish relationships with a number of other companies to facilitate the implementation of the distribution agreement and to accelerate the marketing and sale of the Spryte and Chaperone products. We believe that establishing other strategic relationships will facilitate our business and provide access to emerging technologies and customers. We intend to establish relationships with existing companies engaged in the automatic vehicle location industry, wireless carriers, manufacturers, distributors, and Internet companies. One such company that we have signed as a distributor is Vision Wireless of Beaumont, Texas, a cell phone activation company. We cannot give you any assurance that we will be able to develop or maintain other strategic alliances.

RESEARCH AND DEVELOPMENT

At this time, we do not develop automatic vehicle location systems and related technology. We have not spent any money on research and development.

MANUFACTURING

At this time, we do not manufacture the Spryte or Chaperone products and related technology. AVL Information Systems is responsible for all manufacturing functions. AVL has recently reached an agreement with Numerex Corp. of Atlanta, Georgia, which owns the Cellemetry communications system used by the Chaperone units. Since Numerex has an interest in having Chaperone units sold, it agreed to advance the funds necessary for manufacturing by Swemco Inc. of New Jersey, with repayment to come after sale of the units. After delivery of the units from Swemco, AVL programs and tests the units.

SALES AND MARKETING

We will market the Spryte and Chaperone products in the U.S. and internationally to shipping and delivery companies, other fleet operators, rental car companies, railroad and transportation companies, government agencies and municipalities, and private motor vehicle owners. We anticipate using marketing activities to establish and build and our name recognition. We intend to use a variety of target marketing communications techniques to achieve this, such as public relations programs, advertising, industry and consumer promotions, Internet advertising, and co-marketing and co-branding with wireless carriers. We anticipate achieving our marketing objective by establishing a network of strategic partners. We may also develop a direct sales force to call on potential customers with large fleets and work with wireless carrier partners and independent sales agents to increase our customer base.

We estimate that Vision Wireless has purchased 500 units through April 15, 2002. We are trying to obtain other distributors.

COMPETITION

We compete with companies that offer the ability to obtain location-relevant information about their mobile resources. We also compete with alternative means of communication between vehicles and their managers or owners, including wireless telephones, two-way radios, and pagers. We expect competition to increase.

Within each of our markets, we face competition from public and private companies as well as our potential customers' in-house design efforts. OmniTRACS is a service from Qualcomm that uses satellite communications technology to manage fleets of trucks that travel extended distances between urban areas, referred to as long-haul trucking. Other potential competitors include wireless Internet companies, such as Aether Systems, Phone.com and Research in Motion, companies working on emergency working on emergency-911 solutions, such as TruePosition, companies with solutions that integrate locations, wireless communications, and call centers, such as General Motors, and companies that provide wireless, location-relevant applications such as SignalSoft and At Road Inc.

We compete primarily on the basis of price, ease of use, functionality, quality and geographic coverage. Due to our small size, it can be assumed that most if not all of our competitors have significantly greater financial, technical, marketing and other competitive resources. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products in a manner that may discourage users from purchasing our products. Also, our competitors and potential competitors may have greater name recognition and more extensive customer bases that could be leveraged, for example, to position themselves as being more experienced, having better products, and being more knowledgeable than us. To compete, we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues, if any.

EMPLOYEES

We have no employees at this time. AVL Information Systems provides us with manpower through a Management Services Agreement. We intend to implement the distribution agreement with AVL Information Systems Ltd. through the services of our officers and directors, and by retaining consultants and independent contractors. We intend to create relationships and retain consultants and contractors with established connections in the telecommunication and application service provider industries. We foresee that compensation would be commission based. Depending upon the market acceptance of the Spryte and Chaperone products, we may hire employees in the foreseeable future.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

We do not own properties and at this time have no agreements to acquire any properties.

Our corporate headquarters are located in Fort Gratiot, Michigan, where we occupy these offices pursuant to an agreement with our affiliate, AVL Information Systems Ltd. We believe that our current facilities are adequate to meet our needs at this time. See Item 12. Certain Relationships and Related Transactions.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

None.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Our common stock was approved for trading on the over-the-counter bulletin board ("OTCBB") under the symbol "ITRK" on August 7, 2001. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since August 2001:

                                                     BID OR TRADE PRICES
2001 FISCAL YEAR
----------------
                                                   HIGH               LOW
                                                   ----               ---
Quarter Ending 09/30/01........................    $1.00             $1.00
Quarter Ending 12/31/01........................    $1.50             $0.60


As of December 31, 2001, there were 45 record holders of our common stock.

On April 12, 2002, the closing price for our common stock on the OTCBB was $0.21.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

During the last two fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA

Our selected financial data for the year ended December 31, 2001 shown below is derived from our consolidated audited financial statements. The financial data derived from the statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

BALANCE SHEET DATA:                              DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                     2001              2000             1999
                                                ------------------------------------------------

Current assets..............................      $      31,446    $      4,479     $        471
Total assets................................      $   1,321,207    $      4,479     $        471
Current liabilities.........................      $       3,779    $     20,895     $      3,500
Stockholders' equity (deficiency)...........      $   1,317,428    $    (16,416)    $     (3,029)
Working capital (deficiency)................      $      27,667    $    (16,416)    $     (3,029)


STATEMENT OF OPERATIONS DATA:                                                         MARCH 8,         MARCH 8, 1999
                                                  YEAR ENDED        YEAR ENDED      1999 THROUGH          THROUGH
                                                 DECEMBER 31,      DECEMBER 31,     DECEMBER 31,        DECEMBER 31,
                                                     2001              2000             1999                2001
                                                ---------------------------------------------------------------------

Revenues....................................    $      74,359    $          --     $          --       $      74,359
Net loss....................................    $     (16,251)   $     (32,087)    $      (3,029)      $     (51,367)
Net loss per share..........................    $       (0.00)   $       (0.00)    $       (0.00)


OVERVIEW

We were incorporated in the state of Nevada on March 8, 1999 by AVL Information Systems Ltd. and its principal officer and directors. AVL Information Systems Ltd. is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. Effective September 30, 2001, we entered into an exclusive worldwide distribution agreement with AVL Information Systems Ltd. Under the agreement, we are licensed to market and distribute all of the products manufactured by AVL Information Systems Ltd.

We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $51,367 as of December 31, 2001. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, and to generate sufficient cash flow to repay the $1,289,761 of notes receivable, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.

RESULTS OF OPERATIONS

We generated our first revenues of $74,359 during fiscal 2001. Cost of goods sold, as a percentage of revenues, was 85.2%. General and administrative expenses increased slightly from $32,087 in 2000 to $34,164 in 2001, an increase of 6.5%. In addition, we incurred management fees of $7,500 in 2001 that were not incurred in 2000. As a result, we incurred a net loss of $16,251 for the year ended December 31, 2001, as compared to $32,087 for the year ended December 31, 2000.

LIQUIDITY AND FINANCIAL CONDITION

For the year ended December 31, 2001, we used cash of $42,141 in our operations, which was offset by net cash provided by financing activities of $40,334. Our public offering and the exercise of warrants resulted in net proceeds of $250,095. In comparison, during fiscal 2000, we used cash of $29,992 in operations, which was offset by $34,000 provided by financing activities.

At December 31, 2001, we had cash of $2,672, and working capital of $31,446. However, $14,415 of our current assets at December 31, 2001 was accrued interest receivable from related parties. As described in Note 4 of the Notes to Financial Statements, $1,289,761 is owed by AVL Information Systems Ltd. and its subsidiary. Each of these entities received a going concern opinion on the audit of its financial statements.

We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit, and through March 31, 2002, we had orders for approximately 9,500 units. We estimate sales of approximately $175,000 for the quarter ended March 31, 2002. However, sales at these levels are not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. We are not expecting repayment from AVL during the current fiscal year. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.

PLAN OF OPERATION

At this time, we intend to establish relationships with a number of other companies to accelerate the implementation of the distribution agreement and the sale of the Spryte and Chaperone Systems(TM). We believe that our status as a U.S. publicly traded company will assist us in establishing strategic alliances because of our perceived level of credibility and access to capital in the U.S. markets. We intend to establish relationships with existing companies engaged in the automatic vehicle location industry, wireless carriers, manufacturers, distributors, and Internet companies. We intend to create relationships and to retain consultants and contractors with established connections in the telecommunication and application service provider industries. We foresee that the compensation would be commission based. Depending upon the market acceptance of the Spryte and Chaperone Systems(TM), we may hire employees in the foreseeable future.

We believe that establishing a network of alliances, while not a small task, can be accomplished in a shorter period of time and at less cost than building a comparable direct sales infrastructure. It is our priority to establish a channel partner network in the U.S. and Canada, and recruit international channel partners as opportunities present themselves.

We expect to generate revenues by selling the Spryte and Chaperone Systems(TM) at cost plus margin. We believe the amount of margin will vary depending on the time, expense, and size of sale.

We do not expect to purchase any significant equipment during the next twelve months, nor do we expect to hire a significant number of employees during that time period. We expect to finance our objectives through the proceeds of this offering.


ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

Please refer to the pages beginning with F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Effective October 5, 2001, we changed our independent auditors from Stark Winter Schenkein & Co., LLP, f/k/a Stark Tinter, & Associates, LLC, Denver, Colorado, to Edward, Melton, Ellis, Koshiw & Company, P.C., Troy, Michigan. The change was not related to the competence, practices and procedures of Stark Winter Schenkein & Co., LLP.

We believe that it will be more convenient and cost effective for us to retain auditors with offices located in the State of Michigan. Stark Winter Schenkein & Co, LLP does not maintain offices in the State of Michigan, and we identified Edward, Melton, Ellis, Koshiw & Company, P.C. as independent auditors with offices in Troy and Ann Arbor, Michigan. Our board of directors has approved the engagement of Edward, Melton, Ellis, Koshiw & Company, P.C.

Stark Winter Schenkein & Co., LLP audited our financial statements for the period March 9, 1999 (inception) to December 31, 1999 and the year ended December 31, 2000. Stark Winter Schenkein & Co., LLP's reports for such periods did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles, except for our ability to continue as a going concern. There were no disagreements with Stark Winter Schenkein & Co., LLP on any matter of accounting principles or practices, financial statements disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Stark Winter Schenkein & Co., LLP, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements. In addition, there were no such events as described under
Item 304 of Regulation S-B during the period March 9, 1999 (inception) to December 31, 1999 and the year ended December 31, 2000, or through and to October 5, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

Our officers and directors are as follows:

NAME                        AGE      POSITION

Barbara Castanon            48       President, Vice President of Sales and
                                     Marketing, and Director since inception.

Peter W. Fisher             54       Secretary, Treasurer and Chairman of the
                                     Board of Directors since April 2000.

Bernd Luwe                  53       Vice President of Operations and Chief
                                     Technology Officer since April 2000.

Thomas O. Cook              70       Director since January 2002

The term of office of each director ends at the next annual meeting of our stockholders or when such director's successor is elected and qualifies. The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies. Since our inception, we have not had an annual meeting of our stockholders.

BARBARA CASTANON, DIRECTOR, PRESIDENT, AND VICE PRESIDENT OF SALES AND MARKETING. Since 1995, Ms. Castanon has been the director of business development and program manager for international programs/advanced analysis at GRC International, Inc., an information service provider located in Vienna, Virginia. In this capacity, Ms. Castanon is responsible for business development. From 1993 to 1995, she was a private consultant in the fields of international finance and business development. From 1990 to 1993, Ms. Castanon was a manager in the international finance and marketing division at Hughes Network Systems in Germantown, Maryland. During this time, she was also a member of the board of directors for Sunwize Energy Systems, Inc., in Chicago, Illinois.

From 1988 to 1990, Ms. Castanon was the senior marketing manager for Amoco Technologies, Solarex Corp., the solar energy research division in Rockville, Maryland. During 1985 to 1988, she was the corporate finance, risk and cash manager for Atlantic Research Corp., an information technology service provider located in Alexandria, Virginia. From 1980 to 1985, Ms. Castanon was a manager in the leasing division of Moriah Data Corp., a computer hardware and software leasing company located in Chantilly, Virginia. Ms. Castanon received a Bachelor of Science in Business, with emphasis in finance and marketing from the University of Maryland, College Park, Maryland.

PETER W. FISHER, DIRECTOR, SECRETARY AND TREASURER. Since 1992, Mr. Fisher has been the chairman and chief executive officer of AVL Information Systems Ltd., Ontario, Canada, a Canadian public company listed over-the-counter in Toronto. AVL Information Systems Ltd. develops and markets automatic vehicle location systems. From 1987 to 1992, Mr. Fisher was the president and chief executive officer of Tyrae Resources, Sarnia, Ontario, a junior capital pool corporation listed on the Alberta Stock Exchange. In that capacity, Mr. Fisher assisted in the development of stolen vehicle recovery technology. From 1982 to 1987, he was the president of Par Sar Investment Limited, Sarnia, Ontario, a Canadian private company which provided consulting services relating to funding and structuring of private and public companies. From 1979 to 1982, Mr. Fisher was a registered representative with Richardson Securities of Canada, and from 1974 to 1979, he was an account manager and registered representative for Midland Doherty Inc. of Canada, in Sarnia, Ontario.

In 1970, Mr. Fisher received a Bachelor of Arts with a major in psychology and a minor in mathematics from Simon Fraser University, Burnaby, British Columbia. He subsequently completed several Canadian securities courses and in 1980, he became a Fellow of the Canadian Securities Institute. Mr. Fisher is also a Registered Options Principal and a Registered Commodity Principal.

BERND LUWE, VICE PRESIDENT OF OPERATIONS AND CHIEF TECHNOLOGY OFFICER. Since June 2000, Mr. Luwe has been the operations manager for AVL Information Systems Ltd. From 1996 to 2000, Mr. Luwe was the operations manager for Vasogen Inc., Toronto, Canada, a public company listed on the American Stock Exchange and the Toronto Stock Exchange. Vasogen, Inc. is a medical device manufacturer that focuses on sterile disposables. From 1990 to 1995, he was the vice president of engineering of Surface Mount Technology Centre, Ontario, Canada, a public company that specializes in the assembly of surface mounted components for computer circuit boards. From 1981 to 1989, Mr. Luwe was the founder, president and chief executive officer of Microart Services Inc., Ontario, Canada, a company engaged in the business of printed circuit design.

From 1975 to 1980, Mr. Luwe was a senior printed circuit designer with Motorola Canada, in Toronto, Ontario. From 1973 o 1975, he was a mechanical product designer for ITT Cannon, Whitby, Ontario. From 1968 to 1973, Mr. Luwe was a mechanical designer and hybrid/printed circuit designer for Collins Radio in Rockwell, New Mexico. Mr. Luwe has attended several management courses at Centennial College, in Toronto, Ontario, but did not receive a degree.

THOMAS O. COOK, DIRECTOR. Mr. Cook has been the vice president and a director of Trillium Industries, St. Louis, Missouri, since January 1998. Trillium manufactures electronic components. From January 1995 to September1996, he was the chairman and chief executive officer of 1st Technology, Louisville, Kentucky, a company engaged in electronic consulting. Mr. Cook has held senior management positions with Motorola (1992-94 as vice president and general manager of field service), Timeplex/Unisys (1987-92 as vice president and general manager of global service), SCI Systems (1984-87 as senior vice president for worldwide marketing), Data General (1977-83 as vice president and general manager of worldwide service), and IBM Corporation (1956-77 as a member of senior management in field engineering, manufacturing, and world trade). He received his Masters degree in Business Administration from Pepperdine University in 1979.

CONFLICTS OF INTEREST

Our officers and directors are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as our officers and directors. Insofar as our officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to our attention insofar as such opportunities may relate to our business operations.

Our officers and directors are subject to the restriction that all opportunities contemplated by us which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

We do not have any standing audit, nominating, or compensation committees of our board of directors.


ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The following table sets forth information the remuneration of our chief executive officer for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                  LONG TERM COMPENSATION

                                                                            AWARDS             PAYOUTS
                                                        OTHER      RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING       LTIP      ALL OTHER
    PRINCIPAL                                          COMPENSA-    AWARD(S)     OPTIONS/       PAYOUTS    COMPENSA-
    POSITION         YEAR    SALARY ($)   BONUS ($)     TION ($)       ($)       SARS (#)         ($)       TION($)
---------------------------------------------------------------------------------------------------------------------
Barbara Castanon     2001       -0-          -0-          -0-          -0-          -0-          -0-          -0-
                     2000       -0-          -0-          -0-      100(1)<F1>       -0-          -0-          -0-
                     1999       -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1>  On April 26, 2000, we issued 100,000 shares of common stock to Ms. Castanon, at a price of $0.001 per share, in exchange for services valued at $100.

We have not granted any stock options or stock appreciation rights.

On April 26, 2000, we issued 750,000 shares of common stock to Mr. Fisher, at a price of $0.001 per share, in exchange for services valued at $750, and 100,000 shares of common stock to Mr. Luwe, at a price of $0.001 per share, in exchange for services valued at $100.

We have a Management Services Agreement with AVL Systems Ltd. made as of January 1, 2002. Under that agreement, AVL provides us with our premises, manpower, and supplies for $2,500 per month. Manpower includes the services of all the current employees of AVL Information Systems when and if needed.

Other than the above transactions, we do not pay monetary compensation to our officers and directors, nor do we compensate our directors for attendance at meetings. We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. There are no employment agreements with any of our executive officers, and we have no long-term incentive or medical reimbursement plans. We anticipate offering some form of incentive-based monetary compensation in the future.

STOCK OPTION PLAN

On February 15, 2002, the board of directors adopted the 2002 Stock Plan, which provides for the direct awarding or sale of shares and the granting of both qualified and non-qualified stock options, to officers, directors, employees, and independent contractors. The shareholders must still adopt this plan. The total number of shares of common stock that may be issued under this plan shall not exceed 15% of shares outstanding.

The board of directors or a committee designated by the board administers this plan, and has the authority and discretion to do the following:
     o    interpret the plan and apply its provisions;
     o adopt, amend, or rescind rules, procedures, and forms relating to the plan;
     o authorize persons to execute, on our behalf, any instrument required to carry out the purposes of the plan;
     o determine when shares are to be awarded or offered for sale and when options are to be granted under the plan;
     o    select the offerees and optionees;

     o determine the number of shares to be offered to each offeree or to be made subject to each option;
     o    prescribe the terms and conditions of each award or sale of shares;
     o    prescribe the terms and conditions of each option;
     o amend any outstanding stock purchase agreement or stock option agreement;
     o prescribe the consideration for the grant of each option or other right under the plan and determine the sufficiency of such consideration; and
     o take any other actions deemed necessary or advisable for the administration of the plan.

We may award or offer shares for sale at not less than 85% of the then current bid price, subject to special forfeiture conditions, rights of repurchase, rights of first refusal, and other transfer restrictions as may be determined by the board or committee. Any offers for sale are nontransferable and must be exercised within 30 days after the grant of such right.

We may grant qualified stock options with the exercise price being 100% of the bid price on the date of grant, and non-qualified stock options with the exercise price being not less than 85% of the bid price on the date of grant. The options are subject to any vesting, special forfeiture conditions, rights of repurchase, rights of first refusal, and other transfer restrictions as may be determined by the board or committee. Options granted to any optionee in a single calendar year cannot exceed 5% of the outstanding shares and cannot exceed a term of 5 years. The options terminate upon the earliest of (1) the stated expiration date, (2) 30 days after the termination of the optionee's service for any reason other than total and permanent disability, (3) 90 days after the termination of the optionee's service by reason of total and permanent disability, (4) 6 months after the optionee's death, or (5) immediately if the optionee voluntarily terminates his/her employment.

Outside directors may participate in the plan only to be extent of receiving non-qualified stock options with the exercise price being 100% of the bid price on the date of grant. These options would terminate upon the earliest of (1) the fifth anniversary from date of grant, or (2) two months after the termination of the director's service for any reason.

Unless earlier terminated by the board of directors, this plan will terminate February 19, 2007. We have awarded or offered any shares or granted any options under this plan as of April 15, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock of the Company, as of December 31, 2001:

--------------------------------------------------------------------------------------------------------

NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>          AMOUNT AND NATURE OF     PERCENT OF CLASS (2)<F2>
                                                      BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------------------------------
AVL Information Systems (3)<F3>                             15,000,000               63.3%
2323 Passingham Drive
Sarnia, Ontario N7T 7H4 Canada
--------------------------------------------------------------------------------------------------------
Peter Fisher                                              2,750,000 (4)<F4>          11.6%
232 Passingham Drive
Sarnia, Ontario N7T 7H4 Canada

--------------------------------------------------------------------------------------------------------

NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>          AMOUNT AND NATURE OF     PERCENT OF CLASS (2)<F2>
                                                      BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------------------------------

Nelson Precision Casting Co. Ltd.                            1,600,000                6.8%
3F No 172 Sec 2
Nanking E Rd
Taipei, Taiwan
--------------------------------------------------------------------------------------------------------
Robert S.C. Wang                                             1,199,998                5.1%
3F No 132 Sec 2
Nanking E Rd
Taipei, Taiwan
--------------------------------------------------------------------------------------------------------
Barbara M. Castanon                                            100,000                0.4%
25445 Morse Drive
South Riding, VA 20152
--------------------------------------------------------------------------------------------------------
Bernd Luwe                                                     100,000                0.4%
86 Havelock Gate
Markham, Ontario L3S 3P6 Canada
--------------------------------------------------------------------------------------------------------
Thomas O. Cook                                                     0                   --
P.O. Box 1440
Thornton, NH 03223
--------------------------------------------------------------------------------------------------------
All officers and directors as a group  (4 persons)           2,950,000               12.4%
--------------------------------------------------------------------------------------------------------
-------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 23,696,900 shares of Common Stock outstanding as of December 31, 2001.

(3)<F3> Peter Fisher is an officer and director of AVL Information Systems Ltd. and Bernd Luwe is also an officer of AVL Information Systems Ltd. Mr. Fisher owns approximately 22.6% of the outstanding shares of AVL Information Systems and is the controlling principal of the company. Mr. Luwe owns approximately 2% of the outstanding shares.

(4)<F4> Includes 750,000 shares of common stock owned by Tyler Fisher, a relative of Peter Fisher.

AVL Information Systems Ltd., Ms. Castanon, Mr. Fisher and Mr. Luwe may be deemed to be our "parents", as that term in defined in the Securities Exchange Act of 1934.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

AVL INFORMATION SYSTEMS LTD.

AVL Information Systems Ltd., Ontario, Canada, is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. AVL Information Systems Ltd. is our controlling shareholder.

On March 20, 2000, AVL Information Systems Ltd. advanced $15,000 for working capital. On August 2, 2000, we repaid AVL Information Systems Ltd. by issuing 15,000,000 shares of common stock at $0.001 per share. The price per share was determined arbitrarily by us and did not necessarily bear any relationship to the assets, book value or net worth of our company.

Peter Fisher, an officer and director of our company, is also an officer and director of AVL Information Systems Ltd. Tyler Fisher, a relative of Peter Fisher and a shareholder of our company, is a director of AVL Information Systems Ltd. Bernd Luwe, an officer of our company, is also an officer of AVL Information Systems Ltd. Peter Fisher owns approximately 22.6% of the outstanding shares of AVL Information Systems Ltd., and is the controlling principal of that company. Mr. Luwe owns approximately 2% of the outstanding shares.

AVL Information Systems Ltd. and Peter Fisher have provided substantially all of our funding, and they are assisting us in discussions with third parties concerning possible strategic alliances. At this time, we rely entirely upon our relationship with AVL Information Systems Ltd. Our dependence upon AVL Information Systems Ltd. has made us vulnerable to changes in the operations of AVL Information Systems Ltd. If we are unable to develop other key relationships or fail to maintain and enhance our existing relationship with AVL Information Systems Ltd., we will suffer material and adverse consequences.

On January 7, 2001, we entered into a non-exclusive worldwide distribution agreement with AVL Information Systems Ltd. We entered into an exclusive worldwide distribution agreement effective September 30, 2001. The agreement shall continue so long as we are making a best efforts approach to securing market share. We believe that the terms and conditions of this license agreement are consistent with industry standards.

We have a management services agreement with AVL Information Systems Ltd. dated as of January 1, 2002. We pay $2,500 per month to AVL Information Systems Ltd. and receive manpower, equipment, and premises from AVL Information Systems. Management fee under this arrangement were $7,500 for the year ended December 31, 2001.

PETER W. FISHER

On April 26, 1999, Mr. Fisher advanced $3,500 as an operating advance. There are no written terms or conditions for repayment, and the loan is without interest.

On March 20, 2000, Mr. Fisher advanced $15,000 for working capital. On August 2, 2000, we signed a promissory note to repay Mr. Fisher by March 31, 2001. Under the promissory note, we are not required to pay interest on the money and we may prepay Mr. Fisher in whole or in part at any time prior to March 31, 2001, without penalty. On March 31, 2001, we amended the promissory note and extended the due date to March 31, 2002.

On April 26, 2000, we issued 750,000 shares of common stock to Mr. Fisher, at a price of $0.001 per share, in exchange for services valued at $750. There was no written agreement between ourselves and Peter Fisher, and the price per share was determined arbitrarily by us and did not necessarily bear any relationship to the assets, book value or net worth of our company.

Peter Fisher is an officer and director of AVL Information Systems Ltd. Mr. Fisher owns approximately 22.6% of the outstanding shares of AVL Information Systems Ltd., and is the controlling principal of that company.

Tyler Fisher, a shareholder of our company, is related to Peter Fisher. On April 26, 2000, we issued Tyler Fisher 250,000 shares of common stock, at a price of $0.001 per share, in exchange for services valued at $250. There was no written agreement between ourselves and Tyler Fisher, and the price per share was determined arbitrarily by us and did not necessarily bear any relationship to the assets, book value or net worth of our company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(A)      EXHIBITS:


    REGULATION                                                                           CONSECUTIVE
    S-B NUMBER                            EXHIBIT                                        PAGE NUMBER

       2.1          Articles of Incorporation (1)<F1>                                        N/A

       2.2          Bylaws (1)<F1>                                                           N/A


       2.3          Certificate of Amendment to Articles of Incorporation (1)<F1>            N/A

      10.1          Promissory Note dated August 20, 2000, in the amount of
                    $15,000, payable to Peter Fisher (1)<F1>                                 N/A

      10.2          International Distribution Agreement dated January 7, 2001 (2)<F2>       N/A

      10.3          Worldwide Exclusive Distribution Agreement dated September
                    30, 2001(3) <F3>                                                         N/A

      10.4          Management Services Agreement dated January 1, 2002                     -----

      10.5          2002 Stock Plan                                                         -----

      16.1          Letter from Stark Winter Schenkein & Co., LLP f/k/a Stark
                    Tinter & Associates, LLC. (4) <F4>                                       N/A

--------------------------

(1)<F1> Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2)<F2> Incorporated by reference from the exhibits to the Registration Statements on Form SB-1/A-1 filed on January 17, 2001, File No. 333-49388.

(3)<F3> Incorporated by reference from the exhibits to the Quarterly Report on Form 10-QSB filed on December 6, 2001, File No. 333-49388.

(4)<F4> Incorporated by reference from the exhibits to the Current Report on Form 8-K filed on October 17, 2001, File No. 333-49388.


(B) THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED DECEMBER 31, 2001:

         On October 17, 2001, the registrant filed a Current Report on Form 8-K, effective October 5, 2001, reporting under Item 4, Changes in Registrant's Certifying Accountant, the change of independent auditors from Stark Winter Schenkein & Co., LLP, Denver, Colorado, to Edward, Melton, Ellis, Koshiw & Company, PC, Troy Michigan. No financial statements were required to be filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          I-TRACK, INC.



Dated:   April 12, 2002                   By:  /s/ Barbara Castanon
       ------------------                    -----------------------------------
                                               Barbara Castanon, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                      DATE


/s/ Peter W. Fisher                Chairman, Secretary, Treasurer            April 12, 2002
-------------------------------    and Director                             -------------------
Peter W. Fisher




                                    Director and President (Principal
/s/ Barbara Cantanon                Executive, Financial and Accounting        April 12, 2002
-------------------------------     Officer)                                 ------------------
Barbara Castanon



/s/ Thomas O. Cook                                                             April 12, 2002
-------------------------------     Director                                 ------------------
Thomas O. Cook

                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          YEAR ENDED DECEMBER 31, 2001
                                      WITH
                          INDEPENDENT AUDITORS' REPORT
                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                                December 31, 2001




                                    CONTENTS




Independent auditors' report                                          F-3

Financial Statements:

      Balance sheet                                                   F-5

      Statements of operations                                        F-6

      Statement of changes in stockholders' equity (deficit)          F-7

      Statement of cash flows                                         F-8

      Notes to financial statements                                   F-9

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
i-Track, Inc.
Fort Gratiot, Michigan


We have audited the accompanying balance sheet of i-Track, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001 and the periods March 8, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of i-Track, Inc. as of December 31, 2000 and for the year ended December 31, 2000 and the periods March 8, 1999 (inception) to December 31, 2000, were audited by other auditors whose report dated January 21, 2001, on those financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

Except as discussed in the following paragraph, we conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully discussed in Note 4 to the financial statements, the Company has loans of $1,289,761 at December 31, 2001 to related corporations that will receive going concern opinions on the audit of their December 31, 2001 financial statements. We were unable to satisfy ourselves as to the collectibility of those loans at December 31, 2001.

In our opinion, except for the effects on the 2001 financial statements of such adjustments, if any, as might have been determined if we had been able to satisfy ourselves about the collectibility of the loans receivable of $1,289,761 at December 31, 2001 as discussed in the third paragraph and the effects on the 2001 financial statements, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of i-Track, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and the periods March 8, 1999 (inception) to December 31, 2001 in conformity with U.S. generally accepted accounting principles.

Shareholders and Board of Directors
i-Track, Inc.
Page 2


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is dependent upon AVL Information Systems, Ltd. and AVL Information System, Inc. for purchase of materials it sells, provision of management services and the repayment of amounts loaned at December 31, 2001. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Edwards, Melton, Ellis, Koshiw & Co., P.C.



March 7, 2002
                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001



                                     ASSETS



Current assets:
      Cash                                               $       2,672
      Accounts receivable                                       14,359
      Accrued interest receivable from
          related parties                                       14,415
                                                          -------------
             Total current assets                               31,446

Notes receivable from related parties                        1,289,761
                                                          -------------
                                                         $   1,321,207
                                                          =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Accounts payable                                   $       3,779
      Operating advances-related parties                             -
                                                          -------------
             Total current liabilities                           3,779

Stockholder's equity:
      Preferred stock, 1,000,000 shares
            authorized, $0.01 par value, none
             issued or outstanding                                   -
      Common stock, 50,000,000 shares
            authorized, $0.001 par value,
             23,696,900 issued and outstanding                  23,697
      Additional paid-in capital                             1,493,453
      Stock issuance costs                                    (148,355)
      Deficit accumulated during the
            development stage                                  (51,367)
                                                          -------------
                                                             1,317,428
                                                          -------------
                                                         $   1,321,207
                                                          =============


    The accompanying notes are an integral part of the financial statements.

                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                             Statement of Operations




                                                                                                 For the period
                                                 Year ended           Year ended           March 8, 1999 (inception)
                                                 December 31,         December 31,                  through
                                                    2001                  2000                   December 31, 2001
                                                -------------        -------------         -------------------------

Revenue                                         $     74,359         $        -                $       74,359

Operating expenses:
      Cost of goods sold                              63,360                  -                        63,360
      General and administrative expenses             34,165               32,087                      69,281
      Management fees to related party                 7,500                  -                         7,500
                                                -------------        -------------              --------------
             Total costs and expenses                105,025               32,087                     140,141
                                                =============        =============              ==============

Operating loss                                       (30,666)             (32,087)                    (65,782)

Other income (expense):
      Interest income from related parties            14,415                  -                        14,415
                                                -------------        -------------              --------------

Net (loss)                                      $    (16,251)        $    (32,087)              $     (51,367)
                                                =============        =============              ==============

Weighted average number of common
      shares outstanding                          20,569,863           18,700,000                  19,363,085
                                                =============        =============              ==============
Net (loss) per common share                     $        -           $        -                 $         -
                                                =============        =============              ==============




    The accompanying notes are an integral part of the financial statements.

                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          For the period March 8, 1999 (inception) to December 31, 2001



                                                         Common Stock
                                         --------------------------------------------
                                                                                                      Deficit
                                                                         Additional                 Accumulated
                                                                            Paid          Stock     During the         Total
                                         Number of                           In          issuance   Development     Stockholders'
                                           Shares       Par Value          Capital         Costs       Stage       equity (deficit)
                                         ----------     ---------        ----------    -----------   -----------   ----------------

March 8, 1999 (inception)                      -        $     -          $      -      $       -     $      -      $         -

Net (loss) for the period
  March 8 through December 31, 1999            -              -                 -              -         (3,029)             -
                                         ----------     ----------       -----------   ------------  -----------   --------------

December 31, 1999 Balance                      -        $     -          $      -      $       -     $   (3,029)   $     (3,029)
                                         ----------     ----------       -----------   ------------  -----------   --------------

Issuance of stock for services            1,200,000          1,200
  ($.001 per share)

Issuance of stock to satisfy debt        15,000,000         15,000
  ($.001 per share)

Issuance of stock for cash                2,500,000          2,500
  ($.001 per share)

Net (loss) for the year ended
  December 31, 2000                            -              -                 -              -        (32,087)             -
                                         ----------     ------------     -----------    ------------  -----------  -------------
December 31, 2000 balance                18,700,000     $   18,700       $     -        $      -      $ (35,116)    $   (16,416)
                                         ----------     ------------     -----------    ------------  -----------  -------------
Net (loss) for the year
  ended December 31, 2001                      -              -                 -              -        (16,251)             -

Issuance of stock and
  warrants
  ($.10 per share)                        2,500,000          2,500          247,500            -            -                -

Exercise of stock warrants
  ($.50 per share)                        2,496,900          2,497        1,245,953            -            -                -

Stock Issuance costs                           -              -                 -          (148,335)        -                -
                                         ----------     ------------     -----------    ------------  -----------  --------------
December 31, 2001 balance                23,696,900     $   23,697       $1,493,453     $  (148,335)  $ (51,367)    $ 1,317,428
                                         ==========     ============     ===========    ============  ===========  ==============



    The accompanying notes are an integral part of the financial statements.

                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                           Year ended            Year ended         March 8, 1999 (inception)
                                                          December 31,           December 31,                through
                                                              2001                   2000                December 31, 2001
                                                         --------------         --------------      -------------------------

Cash flows from operating activities:
   Net loss                                              $     (16,251)         $     (32,087)         $         (51,367)
   Adjustments to reconcile net (loss)
     to net cash used in operating activities:
        (Increase) decrease in assets:
        Accounts receivable                                    (14,359)                   -                      (14,359)
        Accrued interest receivable                            (14,415)                   -                      (14,415)
     Increase (decrease) in liabilities:
        Accounts payable                                         2,884                    895                      3,779
     Issuance of stock for services                                -                    1,200                      1,200
                                                         --------------         --------------         ------------------
                                                               (25,890)                 2,095                    (23,795)
                                                         --------------         --------------         ------------------

   Net cash (used in) operating activities                     (42,141)               (29,992)                   (75,162)

Cash flows from investing activities                               -                      -                          -

Cash flows from financing activities:
   Proceeds (repayments) of operating
      advance-related party                                    (20,000)                31,500                     15,000
   Proceeds from stock issuance                                398,450                  2,500                    400,950
   Stock issuance costs                                       (148,355)                   -                     (148,355)
   Advances to related party                                  (189,761)                   -                     (189,761)
                                                         --------------         --------------         ------------------
      Net cash used in financing activities                     40,334                 34,000                     77,834
                                                         ==============         ==============         ==================

Net increase (decrease) in cash                                 (1,807)                 4,008                      2,672
Beginning cash                                                   4,479                    471                        -
                                                         --------------         --------------         ------------------
Ending cash                                              $       2,672          $       4,479          $           2,672
                                                         ==============         ==============         ==================

Supplemental disclosure of noncash
 financing and investing activities:
   Issuance of 15,000,000 shares of
     stock to satisfy debt                               $         -            $      15,000          $         15,000
                                                         ==============         ==============         =================
   Issuance of 1,200,000 shares of
     stock for service rendered                          $         -            $       1,200          $          1,200
                                                         ==============         ==============         =================
   Net cash from stock proceeds
     received by a related corporation
     in exchange for note receivable
     from that related corporation                       $   1,100,000          $         -            $      1,100,000
                                                         ==============         ==============         =================


    The accompanying notes are an integral part of the financial statements.

                                 i-Track, Inc.
                       F/K/A AVL SYS International, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.    NATURE OF BUSINESS

           i-Track, Inc. (formerly AVL SYS International, Inc.), "the Company" was incorporated under the laws of the state of Nevada on March 8, 1999. The Company has been in the development stage since its formation. The Company is primarily engaged in the marketing and distribution of an automatic vehicle location system which integrates global positioning system technology, cellular-wireless communications and the internet to enable companies to manage their mobile resources with location relevant and time sensitive information. The automatic vehicle location system has been developed by AVL Information System, Ltd., and its wholly owned subsidiary AVL Information System, Inc. AVL Information Systems, Ltd. is the majority shareholder of the Company and determines the prices of the products purchased by the Company.

     b.    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

           The Company grants credit to customers and does not require collateral for credit granted. The Company recognizes revenue when its products are delivered or services are provided. The Company had two sales of products purchased from AVL Information Systems, Inc. to two customers in 2001. Based upon an analysis of the collectibility of accounts receivable at the balance sheet date, the Company does not consider an allowance for doubtful accounts to be necessary at December 31, 2001.

     c.    CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     d.    FINANCIAL INSTRUMENTS

           Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. As discussed in
           Note 4, the fair value of the notes receivable from related parties of $1,289,761 at December 31, 2001 is dependent upon the future ability of AVL Information Systems, Ltd. and AVL Information Systems, Inc. to continue as going concerns and generate sufficient future cash flows to repay the notes receivable.

                                 i-Track, Inc.
                       F/K/A AVL SYS International, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     e.    NET INCOME (LOSS) PER COMMON SHARE

           The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
           (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

           Common shares issued for nominal consideration have been considered outstanding for the historical period presented in the computation of earnings per share.

     f.    USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           As discussed in Note 4, the Company made loans during the year ended December 31, 2001 to AVL Information Systems, Ltd. and AVL Information Systems, Inc. It is reasonably possible the carrying amount of these loans could be materially reduced in the near term if these companies are unable to repay the loans. If the notes receivable are not repaid then the Company would incur a loss of the notes receivable amount of $1,289,761 and accrued interest of $14,415 at December 31, 2001.

     g. BASIS FOR ASSIGNING AMOUNTS TO EQUITY SECURITIES ISSUED FOR OTHER THAN CASH

           Shares of common stock issued for other than cash have been assigned amounts equal to the fair value of the services or assets received in exchange.

2.   COMMON STOCK OFFERING

     During 2001, the Securities and Exchange Commission approved Form SB-1/A to offer 2,500,000 units of 2,500,000 shares of common stock and 2,500,000 common stock purchase warrants for $.10 per unit. The offering resulted in the 2,500,000 units being issued for $250,000. 2,496,900 of the common stock warrants to purchase common stock for $.50 per share were exercised in 2001. The common stock proceeds of $1,498,450 were used by the common as follows:

        Payment of expenses for commissions
          and fees associated with the stock issuance          $  148,355

        Loans to AVL Information Systems, Ltd.                    971,678

        Loans to AVL Information Systems, Inc.                     88,450

        Working capital                                           289,967
                                                               -----------

        Total stock proceeds                                   $1,498,450
                                                               ===========
                                 i-Track, Inc.
                       F/K/A AVL SYS International, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2001


2.   COMMON STOCK OFFERING (CONTINUED)

     A portion of the proceeds for working capital was used to make additional loans to AVL Information Systems, LTD. and AVL Information Systems, Inc.

3.   INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The deferred tax asset of $17,300 is offset by a valuation allowance of $17,340 at December 31, 2001.

     The provision for refundable income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before provision for income taxes. The Company's estimated effective tax rate of 34% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. The valuation allowance increased by approximately $5,525 for the year ended December 31, 2001.

     As of December 31, 2001 the Company has a net operating loss carry forward of approximately $51,000, which will be available to offset future taxable income. If not used, this carry forward will expire through 2021. The deferred tax asset relating to the operating loss carry forward has been fully reserved at December 31, 2001.

4.   RELATED PARTY TRANSACTIONS

     The Company has a note receivable of $986,378 due from AVL Information System, Ltd. At December 31, 2001. The note receivable is unsecured with interest at 8% per annum and is due on demand.

     The Company also has a note receivable of $303,383 due from AVL Information Systems, Inc. at December 31, 2001. The note receivable is unsecured with interest at 8% per annum and is due on demand.

     The accrued interest receivable on these notes receivable was $14,415 at December 31, 2001.

     AVL Information Systems, Ltd., a publicly traded Canadian company, and AVL Information Systems, Inc., its 100% owned subsidiary, each received a going concern opinion for the audit of their financial statements for the year ended December 31, 2000 and anticipate receiving going concern opinions for the audit of their December 31, 2001 financial statements. Because the financial conditions of AVL Information Systems, Ltd. and AVL Information Systems, Inc. at December 31, 2001 indicate and inability to repay the notes payable within one year, the notes receivable are considered long-term.

     Management  has not included an  adjustment in the  accompanying  financial
     statements  in  the  event  that  the  $1,289,761   notes   receivable  are
     uncollectible.

                                 i-Track, Inc.
                       F/K/A AVL SYS International, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2001



5.   MANAGEMENT SERVICES AGREEMENT

     The Company has a management services agreement with AVL Information Systems, Ltd. for the provision of services including manpower, supplies and premises for $2,500 per month. The agreement can be cancelled by either party with 30 days written notice. Management fees under this agreement amounted to $7,500 for the year ended December 31, 2001. Since the Company has no employees and all management decisions concerning sales, purchases and operations are controlled by individuals who are stockholders and employees of AVL Information Systems, there is a potential conflict of interest.

6.   DISTRIBUTION AGREEMENTS

     The Company has a worldwide exclusive distribution agreement for products manufactured by AVL Information Systems, Inc. that is effective for as long as the Company meets certain performance criteria.

7.   GOING CONCERN

     The Company has been a development stage company since its inception on March 8, 1999. The Company is dependent upon AVL Information Systems, Ltd. and its subsidiary to provide all of its products sold and to supply management services. Because of the uncertainty of AVL Information Systems, Ltd. to continue as a going concern to supply these products and services and to generate sufficient cash flow to repay the $1,289,761 of notes receivable, there is substantial doubt about the Company's ability to continue as a going concern. Management is investigating the acquisition of the U.S. subsidiary, AVL Information Systems, Inc. from AVL Information Systems, Ltd.

     The accompanying financial statements do not include an adjustment that might result from the outcome of this uncertainty.

8.   SUBSEQUENT EVENT

     The Board of Directors adopted a Stock Plan in February, 2002 to grant stock options to officers, directors, employees and independent contractors. The stockholders of the company have not approved adoption of the Plan.