Form 10QSB
period 2002-03-31
I TRACK INC
filed 2002-05-20
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2002

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
         For the transition period from ______________ to _______________

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

                                 (810) 385-2061
                           (Issuer's telephone number)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              23,696,900 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                              AS OF MARCH 31, 2002

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                                  I-TRACK, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1. -  Financial Statements

            -  Independent Accountant's Report.................................4

            -  Balance Sheet (unaudited)
               March 31, 2002 .................................................5

            -  Statements of Operations (unaudited) Three Months
               Ended March 31, 2002 and 2001, and Period
               from Inception (March 8, 1999) through
               March 31, 2002 .................................................6

            -  Statements of Cash Flows (unaudited) Three Months
               Ended March 31, 2002 and 2001, and Period
               from Inception (March 8, 1999) through
               March 31, 2002 .................................................7

            -  Notes to Financial Statements ..................................8

    Item 2. -  Management's Discussion and Analysis or Plan
               of Operations .................................................10

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings ...............................................13

    Item 2.  Changes in Securities ...........................................13

    Item 3.  Defaults Upon Senior Securities .................................13

    Item 4.  Submission of Matters to a Vote of Security
             Holders .........................................................13

    Item 5.  Other Information ...............................................13

    Item 6.  Exhibits and Reports on Form 8-K ................................13

SIGNATURES ...................................................................15
                                  i-TRACK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REPORT

         We have reviewed the accompanying balance sheet of i-Track, Inc. as of March 31, 2002 and the statements of operations for the three month periods ended March 31, 2002 and March 31, 2001 and for the period from inception to March 31, 2002 and statements of cash flows for the three month periods ended March 31, 2002 and 2001 and the period from inception to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is dependent upon AVL Information Systems, Ltd. and AVL Information Systems, Inc. for purchase of materials it sells, provision of management services and the repayment of amounts loaned at March 31, 2002. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ EDWARDS, MELTON, ELLIS, KOSHIW AND COMPANY, P.C.


EDWARDS, MELTON, ELLIS, KOSHIW AND COMPANY, P.C.
Troy, Michigan
May 14, 2002
                                  i-TRACK, INC.
                       F/K/A/ AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)



                                     ASSETS


Current assets:
    Cash                                                                  $ 638
    Accounts receivable - trade, net of an allowance
        for doubtful accounts of $20,000                                 16,175
    Accrued interest receivable from
        related parties                                                  40,122
                                                                     -----------
            Total current assets                                         56,935

    Notes receivable from related parties                             1,278,662
                                                                     -----------

                                                                     $1,335,597
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                                  $  11,778
                                                                      ----------
             Total current liabilities                                   11,778

Stockholders' equity:
    Preferred stock, 1,000,000 shares
        authorized, $0.01 par value, none                                    -
        issued or outstanding

    Common stock, 50,000,000 shares
        authorized, $0.001 par value,
        23,696,900 issued and outstanding                                23,697
    Additional paid-in capital                                        1,493,453
    Stock issuance costs                                               (148,355)

    Deficit accumulated during the
        development stage                                               (44,976)
                                                                     -----------
                                                                      1,323,819
                                                                     -----------
                                                                     $1,335,597
                                                                     ===========



    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three        For the three          For the period
                                                 months ended         months ended           March 8, 1999
                                                   March 31,            March 31,         (inception) through
                                                     2002                  2001              March 31, 2002
                                                ---------------      ---------------      -------------------

Revenue                                         $    147,256         $        -              $    221,615

Operating expenses:
    Cost of goods sold                               125,440                  -                   188,800
    General and administrative expenses               33,632               23,807                 102,913
    Management fees to related party                   7,500                  -                    15,000
                                                -------------        -------------           -------------
        Total costs and expenses                     166,572               23,807                 306,713
                                                -------------        -------------           -------------

Operating loss                                       (19,316)             (23,807)                (85,098)

Other income (expense):
    Interest income from related parties              25,707                  -                    40,122
                                                -------------        -------------           -------------

Net income (loss)                               $      6,391         $    (23,807)           $    (44,976)
                                                =============        =============           =============

Weighted average number of common
    shares outstanding                            23,696,900           18,700,000              19,711,649
                                                =============        =============           =============

Net income (loss) per common share              $        -           $        -              $        -
                                                =============        =============           =============



    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                    For the three        For the three          For the period
                                                    months ended         months ended           March 8, 1999
                                                      March 31,            March 31,         (inception) through
                                                        2002                  2001              March 31, 2002
                                                   ---------------      ---------------      -------------------

Cash flows from operating activities
    Net income (loss)                              $   6,391            $  (23,807)             $   (44,976)
    Adjustments to reconcile net income (loss)
        to net cash used in operating
        activities:
           (Increase) decrease in assets:
               Accounts receivable                    (1,816)                  -                    (16,175)
               Accrued interest receivable           (25,707)                  -                    (40,122)
           Increase (decrease) in liabilities:
               Accounts payable                        7,999                14,080                   11,778
           Issuance of stock for services                -                     -                      1,200
                                                   ----------           -----------             ------------
                                                     (19,524)               14,080                  (43,319)
                                                   ----------           -----------             ------------

    Net cash used in operating activities            (13,133)               (9,727)                 (88,295)


Cash flows from investing activities                     -                     -                        -


Cash flows from financing activities:
    Proceeds (repayments) of operating
        advance-related party                            -                   6,500                   15,000
    Proceeds from stock issuance                         -                     -                    400,950
    Stock issuance costs costs                           -                     -                   (148,355)
    Proceeds from(advances to) related party          11,099                   -                   (178,662)
                                                   ----------           -----------             ------------
    Net cash used in financing activities             11,099                 6,500                   88,933
                                                   ----------           -----------             ------------

Net increase (decrease) in cash                       (2,034)               (3,227)                     638
Beginning cash                                         2,672                 4,404                      -
                                                   ----------           -----------             ------------

Ending cash                                        $     638            $    1,177              $       638
                                                   ==========           ===========             ============





    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the audited financial statements of the Company as of December 31, 2001, including notes thereto, included in the Company's Registration Statement on Form SB-1.


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


NOTE 3:  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts was increased by management to $20,000 to provide for uncollectable accounts receivable and notes receivable at March 31, 2002.


NOTE 4:  GOING CONCERN

         The Company has been a development stage company since its inception on March 8, 1999. The Company is dependent upon AVL Information Systems, Ltd. and its subsidiary to provide all of its products sold and to supply management services. Because of the uncertainty of AVL Information Systems, Ltd. to continue as a going concern to supply these products and services and to generate sufficient cash flow to repay the $1,278,662 notes receivable, there is substantial doubt about the Company's ability to continue as a going concern. Management is investigating the acquisition of the U.S. subsidiary, AVL Information Systems, Inc. from AVL Information Systems, Ltd.

         The accompanying financial statements do not include an adjustment that might result from the outcome of this uncertainty.

                                 i-TRACK, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (Unaudited)

NOTE 5:  SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

                                                For the three        For the three         For the period
                                                 months ended         months ended          March 8, 1999
                                                   March 31,            March 31,        (inception) through
                                                     2002                 2001             March 31, 2002
                                                --------------       --------------      -------------------

Issuance of 15,000,000 shares of
     stock to satisfy debt                      $        -           $        -          $           15,000
                                                --------------       --------------      -------------------

Issuance of 1,200,000 shares of
     stock for service rendered                 $        -           $        -          $            1,200
                                                --------------       --------------      -------------------

Net cash from stock proceeds
     received by a related corporation
     in exchange for note receivable
     from that related corporation              $        -           $        -          $        1,100,000
                                                --------------       --------------      -------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to i-Track, Inc.

CAUTION

Certain statements in this Quarterly Report on Form 10-QSB, our audited financial statements for the fiscal year ended December 31, 2001 as filed in our annual report on Form 10-KSB, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes; (7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

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

We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $44,976 as of March 31, 2002. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, and to generate sufficient cash flow to repay the $1,278,662 of notes receivable, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.

RESULTS FROM OPERATIONS

We generated our first revenues during the last quarter of fiscal 2001. For the three months ended March 31, 2002, we generated revenues of $147,256. Cost of goods sold, as a percentage of revenues, was 85.1%. General and administrative expenses increased from $23,807 during the first quarter of 2001 to $33,632 in 2002, an increase of 41.3%. In addition, we incurred management fees of $7,500 in 2002 that were not incurred in 2001. As a result, we incurred an operating loss of $19,316 for the quarter ended March 31, 2002, as compared to $23,807 for the quarter ended March 31, 2001.

However, due to interest income of $25,707 on the notes receivable from related parties, we recognized net income of $6,391 for the quarter ended March 31, 2002.

LIQUIDITY AND FINANCIAL CONDITION

For the three months ended March 31, 2002, the statement of cash flows reflects net cash used in operating activities of $13,133, and net cash provided by financing activities of $11,099. For the three months ended March 31, 2001, net cash used in operating activities was $9,727, which was offset by proceeds of an operating advance from a related party in the amount of $6,500.

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

At March 31, 2002, we had cash of $638 and working capital of $45,157. This compares to cash of $2,672, and working capital of $31,446 at December 31, 2001. However, $40,122 of our current assets at March 31, 2002 was accrued interest receivable from related parties. As described in Note 4 of the Notes to Financial Statements, $1,278,662 is owed by AVL Information Systems Ltd. and its subsidiary. Each of these entities received a going concern opinion on the audit of its financial statements.

We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit, and through March 31, 2002, we had orders for approximately 9,500 units. While we had revenues of $147,256 for the quarter ended March 31, 2002, sales at this level is not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. We are not expecting significant repayment from AVL during the current fiscal year. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.

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


       2.2          Bylaws (1)<F1>                                                                       N/A


       2.3          Certificate of Amendment of Articles of Incorporation (1)<F1>                        N/A


       10.1         Promissory  Note dated August 20, 2000, in the amount of $15,000,  payable to        N/A
                    Peter Fisher (1)<F1>

       10.2         International Distribution Agreement dated January 7, 2001 (2)<F2>                   N/A

       10.3         Worldwide Exclusive Distribution Agreement dated September 30, 2001 (3)<F3>          N/A

       10.4         Management Services Agreement dated January 1, 2002 (4)<F4>                          N/A

       10.5         2002 Stock Plan (4)<F4>                                                              N/A


   --------------



(1)<F1> Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2)<F2> Incorporated by reference from the exhibits to the Registration Statements on Form SB-1/A-1 filed on January 17, 2001, File No. 333-49388.

(3)<F3> Incorporated by reference from the exhibits to the Quarterly Report on Form 10-QSB filed on December 6, 2001, File No. 333-49388.

(4)<F4> Incorporated by reference from the exhibits to the Annual on Form 10-KSB for the fiscal year ended December 31, 2001, File No. 333-49388.

           b)    Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 I-TRACK, INC.
                                 (Registrant)




Date:    May 20, 2002            By:   /s/ PETER FISHER
                                    -------------------------------------------
                                    Peter Fisher, Chairman
                                    (Principal Financial and Accounting Officer)