Form 10QSB
period 2002-06-30
I TRACK INC
filed 2002-08-19
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2002

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

              23,696,900 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                               AS OF JUNE 30, 2002

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                                  I-TRACK, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. - Financial Statements

                 -  Independent Accountant's Report............................4

                 -  Balance Sheet (unaudited)
                     June 30, 2002 ............................................5

                 -  Statements of Operations (unaudited)
                    Three and Six Months Ended June 30, 2002
                    and 2001, and Period from Inception
                    (March 8, 1999) through June 30, 2002 .....................6

                 -  Statements of Cash Flows (unaudited) Six
                    Months Ended June 30, 2002 and 2001, and Period
                    from Inception (March 8, 1999) through
                    June 30, 2002 .............................................7

                 -  Notes to Financial Statements .............................8

         Item 2. -  Management's Discussion and Analysis or
                    Plan of Operations .......................................10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ..........................................13

         Item 2.  Changes in Securities ......................................13

         Item 3.  Defaults Upon Senior Securities ............................13

         Item 4.  Submission of Matters to a Vote of Security Holders ........13

         Item 5.  Other Information ..........................................13

         Item 6.  Exhibits and Reports on Form 8-K ...........................13

SIGNATURES ...................................................................15
                                  i-TRACK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT

      We have reviewed the accompanying balance sheet of i-Track, Inc. as of June 30, 2002 and the statements of operations for the three and six month periods ended June 30, 2002 and June 30, 2001 and for the period from inception to June 30, 2002 and statements of cash flows for the six month periods ended June 30, 2002 and 2001 and the period from inception to June 30, 2002. These financial statements are the responsibility of the Company's management.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is dependent upon AVL Information Systems, Ltd. and AVL Information Systems, Inc. for purchase of materials it sells, provision of management services and the repayment of amounts loaned at June 30, 2002. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







EDWARDS, MELTON, ELLIS, KOSHIW AND COMPANY, P.C.
Troy, Michigan
August 6, 2002
                                  i-TRACK, INC.
                       F/K/A/ AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash                                                            $      1,701
  Accounts receivable - trade, net of an allowance
    for doubtful accounts of $35,000                                    13,371
  Accrued interest receivable from
    related parties                                                     49,656
                                                                  -------------
       Total current assets                                             64,728

  Notes receivable from related parties                              1,271,162
                                                                  -------------

                                                                  $  1,335,890
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $     19,787
                                                                  -------------
       Total current liabilities                                        19,787

Stockholders' equity:
  Preferred stock, 1,000,000 shares
    authorized, $0.01 par value, none                                      -
    issued or outstanding

  Common stock, 50,000,000 shares
    authorized, $0.001 par value,
    23,696,900 issued and outstanding                                   23,697
  Additional paid-in capital                                         1,493,453
  Stock issuance costs                                                (148,355)

  Deficit accumulated during the
    development stage                                                  (52,692)
                                                                  -------------
                                                                     1,316,103
                                                                  -------------
                                                                  $  1,335,890
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


                                           For the three     For the three      For the six      For the six       For the period
                                            months ended      months ended      months ended     months ended       March 8, 1999
                                              June 30,           June 30,          June 30,        June 30,      (inception) through
                                                2002               2001              2002            2001            June 30, 2002
                                           -------------     -------------      ------------     ------------    -------------------

Revenue                                    $     68,056      $       -          $   215,312      $      -          $      289,671

Operating expenses:
  Cost of goods sold                             55,860              -              181,300             -                 244,660
  General and administrative expenses            21,946             4,055            55,578            4,124              124,859
  Management fees to related party                7,500              -               15,000             -                  22,500
                                           -------------     -------------      ------------     ------------      ---------------
     Total costs and expenses                    85,306             4,055           251,878           (4,124)             392,019
                                           -------------     -------------      ------------     ------------      ---------------

Operating loss                                  (17,250)           (4,055)          (36,566)          (4,124)            (102,348)

Other income (expense):
  Interest income from related parties            9,534              -               35,241             -                  49,656
                                           -------------     -------------      ------------     ------------       --------------

Net income (loss)                          $     (7,716)     $     (4,055)      $    (1,325)     $    (4,124)       $     (52,692)
                                           =============     =============      ============     ============       ==============

Weighted average number of common
  shares outstanding                         23,696,900        19,505,556        23,696,900        19,102,778          20,011,366
                                           =============     =============      ============     =============      ==============

Net income (loss) per common share         $      -          $       -          $      -         $      -           $       -
                                           =============     =============      ============     =============      ==============



    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  For the six          For the six          For the period
                                                 months ended         months ended           March 8, 1999
                                                   June 30,             June 30,          (inception) through
                                                     2002                 2001               June 30, 2002
                                                 ------------         -------------       -------------------
Cash flows from operating activities
  Net income (loss)                              $    (1,325)         $     (4,124)          $      (52,692)
  Adjustments to reconcile net income (loss)
    to net cash used in operating
    activities:
      (Increase) decrease in assets:
        Accounts receivable                              988                  -                     (13,371)
        Accrued interest receivable                  (35,241)                 -                     (49,656)
      Increase (decrease) in liabilities:
        Accounts payable                              16,009                17,213                   19,787
      Issuance of stock for services                    -                     -                       1,200
                                                 ------------         -------------          ---------------
                                                     (18,244)               17,213                  (42,040)
                                                 ------------         -------------          ---------------

  Net cash provided by (used in) operating
    activities                                       (19,569)               13,089                  (94,732)


Cash flows from investing activities                    -                     -                        -


Cash flows from financing activities:
  Proceeds (repayments) of operating
    advance-related party                               -                   11,385                   15,000
  Proceeds from stock issuance                          -                  250,000                  400,950
  Stock issuance costs                                  -                  (28,005)                (148,355)
  Proceeds from(advances to) related party            18,598                  -                    (171,162)
                                                 ------------         -------------          ---------------
  Net cash used in financing activities               18,598               233,380                   96,433
                                                 ------------         -------------          ---------------

Net increase (decrease) in cash                         (971)              246,469                    1,701

Beginning cash                                         2,672                 4,479                     -
                                                 ------------         -------------          ---------------

Ending cash                                      $     1,701          $    250,948           $        1,701
                                                 ============         =============          ===============






      The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


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


NOTE 3:  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The allowance for doubtful accounts was increased by management to $35,000 to provide for uncollectable accounts receivable and notes receivable at June 30, 2002.


NOTE 4:  GOING CONCERN

      The Company has been a development stage company since its inception on March 8, 1999. The Company is dependent upon AVL Information Systems, Ltd. and its subsidiary to provide all of its products sold and to supply management services. Because of the uncertainty of AVL Information Systems, Ltd. to continue as a going concern to supply these products and services and to generate sufficient cash flow to repay the $1,271,162 notes receivable, there is substantial doubt about the Company's ability to continue as a going concern. Management is investigating the acquisition of the U.S. subsidiary, AVL Information Systems, Inc. from AVL Information Systems, Ltd.

      The accompanying financial statements do not include an adjustment that might result from the outcome of this uncertainty.

                                  i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


NOTE 5:   SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES



                                                 For the three        For the three         For the period
                                                 months ended         months ended           March 8, 1999
                                                   June 30,             June 30,          (inception) through
                                                     2002                 2001               June 30, 2002
                                                 -------------        -------------       -------------------

Issuance of 15,000,000 shares of
    stock to satisfy debt                        $     -              $    -                  $     15,000
                                                 =============        =============           =============


Issuance of 1,200,000 shares of
    stock for service rendered                   $     -              $    -                  $      1,200
                                                 =============        =============           =============


Net cash from stock proceeds
    received by a related corporation
    in exchange for note receivable
    from that related corporation                $     -              $    -                  $  1,100,000
                                                 =============        =============           =============

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

We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $52,692 as of June 30, 2002. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, and to generate sufficient cash flow to repay the $1,271,162 of notes receivable, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.

RESULTS FROM OPERATIONS

We generated our first revenues during the last quarter of fiscal 2001. For the three and six months ended June 30, 2002, we generated revenues of $68,056 and $215,312, respectively. Cost of goods sold, as a percentage of revenues, was 82.1% and 84.2% for these periods, respectively. General and administrative expenses increased from $4,124 during the first six months of 2001 to $55,578 in 2002, an increase of 1248%. In addition, we incurred management fees of $15,000 in 2002 that were not incurred in 2001. As a result, we incurred an operating loss of $36,566 for the six months ended June 30, 2002, as compared to $4,124 for the six months ended June 30, 2001. The operating loss for the three months ended June 30, 2002 was $17,250, as compared to $4,055 for the three months ended June 30, 2001.

However, due to interest income of $9,534 and $35,241 for the three and six months ended June 30, 2002, on the notes receivable from related parties, our net loss for the three and six month periods were $7,716 and $1,325, respectively.

LIQUIDITY AND FINANCIAL CONDITION

For the six months ended June 30, 2002, the statement of cash flows reflects net cash used in operating activities of $19,569, and net cash provided by financing activities of $18,598. For the six months ended June 30, 2001, operating activities provided cash of $13,089 and financing activities, primarily the sale of stock described below, provided cash of $233,380.

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

At June 30, 2002, we had cash of $1,701 and working capital of $44,941. This compares to cash of $2,672, and working capital of $31,446 at December 31, 2001. However, $49,656 of our current assets at June 30, 2002 was accrued interest receivable from related parties. As described in Note 4 of the Notes to Financial Statements, $1,271,162 is owed by AVL Information Systems Ltd. and its subsidiary. Each of these entities received a going concern opinion on the audit of its financial statements.

We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit, and through June 30, 2002, we had orders for approximately 8,500 units. While we had revenues of $215,312 for the six months ended June 30, 2002, sales at this level are not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. We are not expecting significant repayment from AVL during the current fiscal year. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.

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

     2.2        Bylaws (1)                                               N/A

     2.3        Certificate of Amendment of Articles of
                Incorporation (1)                                        N/A

    10.1        Promissory  Note dated August 20, 2000, in the
                amount of $15,000, payable to Peter Fisher (1)           N/A

    10.2        International Distribution Agreement dated
                January 7, 2001 (2)                                      N/A

    10.3        Worldwide Exclusive Distribution Agreement dated
                September 30, 2001 (3)                                   N/A

    10.4        Management Services Agreement dated January
                1, 2002 (4)                                              N/A

    10.5        2002 Stock Plan (4)                                      N/A

    99.1        Certification Pursuant to 18 U.S.C. Section              16
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

(1) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2) Incorporated by reference from the exhibits to the Registration Statements on Form SB-1/A-1 filed on January 17, 2001, File No. 333-49388.

(3) Incorporated by reference from the exhibits to the Quarterly Report on Form 10-QSB filed on December 6, 2001, File No. 333-49388.

(4) Incorporated by reference from the exhibits to the Annual on Form 10-KSB for the fiscal year ended December 31, 2001, File No. 333-49388.

           b)       Reports on Form 8-K:  None.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       I-TRACK, INC.
                                       (Registrant)



Date:    August 19, 2002                By:   /s/ PETER FISHER
                                           -------------------------------------
                                             Peter Fisher, Chairman
                                             (Principal Financial and Accounting
                                             Officer)