Form 10QSB
period 2002-09-30
I TRACK INC
filed 2002-11-14
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2002

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from _____________ to ______________

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

              23,696,900 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                            AS OF SEPTEMBER 30, 2002

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                                  I-TRACK, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.- Financial Statements

                - Balance Sheet (unaudited)
                  September 30, 2002 ..........................................4

                - Statements of Operations (unaudited)
                  Three and Nine Months Ended September 30, 2002
                  and 2001, and Period from Inception (March 8, 1999)
                  through September 30, 2002 ..................................5

                - Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 2002 and 2001,
                  and Period from Inception (March 8, 1999) through
                  September 30, 2002 ..........................................6

                - Notes to Financial Statements ...............................7

         Item 2.- Management's Discussion and Analysis or Plan of
                  Operations ..................................................9

         Item 3.- Controls and Procedures.....................................11

PART II. OTHER INFORMATION

         Item 1.- Legal Proceedings ..........................................12

         Item 2.- Changes in Securities.......................................12

         Item 3.- Defaults Upon Senior Securities ............................12

         Item 4.- Submission of Matters to a Vote of Security Holders ........12

         Item 5.- Other Information ..........................................12

         Item 6.- Exhibits and Reports on Form 8-K ...........................12

SIGNATURES ...................................................................14
                                  i-TRACK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                  i-Track Inc.
                           F/K/A AVL Sys International
                          (A development Stage Company)
                                  Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS

  Current Assets
  Cash                                                       $         1,273
  Accounts Receivable - trade net of an allowance
      for doubtful accounts of $35,000                                13,371
  Accrued Interest receivable from related parties                    59,286
                                                             -------------------
  Total Current Assets                                                73,930

  Notes Receivable from related parties                            1,283,977
                                                             -------------------

                                                             $     1,357,907
                                                             ===================


                       LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
  Accounts Payable                                           $        34,737
                                                             -------------------

  Total Current Liabilities                                           34,737


  Stockholders Equity
      Preferred stock, 1,000,000 shares                                    -
         authorized, $.01 par value, none
         issued or outstanding

      Common Stock, 50,000,000 shares
         authorized, $0.001 par value,
         23,696,900 issued and outstanding                            23,697
  Additional Paid in Capital                                       1,493,453
  Stock Issuance Costs                                              (148,355)

  Deficit Accumulated during the development stage                   (45,625)
                                                             -------------------
                                                                   1,323,170
                                                             -------------------
                                                             $     1,357,907
                                                             ===================


    The accompanying notes are an integral part of the financial statements.

                                  i-Track Inc.
                           F/K/A AVL Sys International
                          (A development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                                    For the period
                                                                                                                     March 8, 1999
                                                 For the three    For the three    For the nine     For the nine      (inception)
                                                 Months ended     Months ended     Months ended     Months ended        through
                                                 September 30,    September 30,    September 30,    September 30,    September 30,
                                                     2002             2001             2002             2001             2002
                                                --------------   --------------   --------------   --------------   --------------
Revenue                                         $      86,438    $           -    $     301,750    $           -    $     376,109

Operating expenses:
  Cost of Goods Sold                                   69,335                -          250,635                -          313,995
  General and Administrative Expenses                  12,166            1,624           67,744            5,748          137,025
  Management Fees to Related Party                      7,500                -           22,500                -           30,000
                                                --------------   --------------   --------------   --------------   --------------

     Total Costs and Expenses                          89,001            1,624          340,879            5,748          481,020
                                                --------------   --------------   --------------   --------------   --------------

Operating Profit (Loss)                                (2,563)          (1,624)         (39,129)          (5,748)        (104,911)

Other income(expense):
  Interest Income from Related Parties                  9,630                -           44,871                -           59,286
                                                --------------   --------------   --------------   --------------   --------------

Net Income (Loss)                               $       7,067    $      (1,624)   $       5,742    $      (5,748)   $     (45,625)
                                                ==============   ==============   ==============   ==============   ==============

Weighted Average Number of Common
  Shares Outstanding                               23,696,900       21,200,000       23,696,900       19,808,059       20,011,366
                                                ==============   ==============   ==============   ==============   ==============

Net Income (Loss) per Common Share                      -                -                -                    -                -
                                                ==============   ==============   ==============   ==============   ==============


    The accompanying notes are an integral part of the financial statements.

                                  i-Track Inc.
                           F/K/A AVL Sys International
                          (A development Stage Company)
                             Statement of Cash Flow
                                   (Unaudited)

                                                                                                     For the period
                                                       For the Nine          For the Nine            March 8, 1999
                                                       Months ended          Months ended         (inception) through
                                                       September 30,         September 30,           September 30,
                                                           2002                  2001                     2002
                                                     ----------------      ----------------       --------------------
Cash Flows from Operating Activities
   Net Income (Loss)                                 $        5,742        $       (5,748)        $          (45,625)
   Adjustments to reconcile Net Income (Loss)
      to net cash used in operating activities:
      (Increase) Decrease in Assets:

         Accounts Receivable                                (11,827)                    -                    (26,186)
         Accrued Interest Receivable                        (44,871)                    -                    (59,286)
      Increase (Decrease) in Liabilities:
         Accounts Payable                                    30,959                 1,042                     34,738
      Issuance of stock for services                                                    -                      1,200
                                                     ----------------      ----------------       --------------------
                                                            (25,739)               (1,042)                   (49,534)
                                                     ----------------      ----------------       --------------------

Net Cash used in Operating Activities                       (19,997)               (4,706)                   (95,159)


Cash Flows from Investing Activities                              -                     -                          -

Cash Flows from Financing Activities:
   Proceeds (repayments) of operating
      advance-related party                                       -                17,284                     15,000
   Proceeds from Stock Issuance                                   -               250,000                    400,950
   Stock Issuance Costs                                           -               (28,005)                  (148,355)
   Proceeds from (advances to) related party                 18,598              (209,000)                  (171,163)
                                                     ----------------      ----------------       --------------------

Net Cash provided by Financing Activities                    18,598                30,279                     96,432
                                                     ----------------      ----------------       --------------------

Net increase (decrease) in cash                              (1,399)               25,573                      1,273

Beginning Cash                                                2,672                 4,479                          -
                                                     ----------------      ----------------       --------------------

Ending Cash                                          $        1,273        $       30,052         $            1,273
                                                     ================      ================       ====================


    The accompanying notes are an integral part of the financial statements.

                                  i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In he opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the audited financial statements of the Company as of December 31, 2001, including notes thereto, included in the Company's Annual Report on Form 10-KSB.


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


NOTE 3:  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was set by management to $35,000 to provide for uncollectable accounts receivable and notes receivable at September 30, 2002.


NOTE 4:  GOING CONCERN

The Company has been a development stage company since its inception on March 8, 1999. The Company is dependent upon AVL Information Systems, Ltd. and its subsidiary to provide all of its products sold and to supply management services. Because of the uncertainty of AVL Information Systems, Ltd. to continue as a going concern to supply these products and services and to generate sufficient cash flow to repay the $1,283,977 notes receivable, there is substantial doubt about the Company's ability to continue as a going concern. Management is investigating the acquisition of the U.S. subsidiary, AVL Information Systems, Inc. from AVL Information Systems, Ltd.

The accompanying financial statements do not include an adjustment that might result from the outcome of this uncertainty.

                                  i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 5: SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

                                              For the nine           For the nine            For the period
                                              Months ended           Months ended             March 8, 1999
                                             September 30,          September 30,          (inception) through
                                                  2002                   2001              September 30, 2002
                                           ----------------       -----------------       ---------------------
Issuance of 15,000,000 shares of
   stock to satisfy debt                   $            -         $            -          $           15,000
                                           ================       =================       =====================

Issuance of 1,200,000 shares of
   stock for services rendered             $            -         $            -          $            1,200
                                           ================       =================       =====================

Net Cash from Stock Proceeds
   received by a related corporation
   in exchange for note receivable
   from that related corporation          $             -         $            -          $        1,100,000
                                          =================       =================       =====================


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

We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $45,625 as of September 30, 2002. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, and to generate sufficient cash flow to repay the $1,283,977 of notes receivable, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.

RESULTS FROM OPERATIONS

We generated our first revenues during the last quarter of fiscal 2001. For the three and nine months ended September 30, 2002, we generated revenues of $86,438 and $301,750, respectively. Cost of goods sold, as a percentage of revenues, was 80.2% and 83.1% for these periods, respectively. General and administrative expenses increased from $5,748 during the first nine months of 2001 to $67,744 in 2002, an increase of 1079%. In addition, we incurred management fees of $22,500 in 2002 that were not incurred in 2001. As a result, we incurred an operating loss of $39,129 for the nine months ended September 30, 2002, as compared to $5,748 for the nine months ended September 30, 2001. The operating loss for the three months ended September 30, 2002 was $2,563, as compared to $1,624 for the three months ended September 30, 2001.

However, due to interest income of $9,630 and $44,871 for the three and nine months ended September 30, 2002, on the notes receivable from related parties, we recognized net income for the three and nine month periods of $7,067 and $5,742, respectively.

LIQUIDITY AND FINANCIAL CONDITION

For the nine months ended September 30, 2002, the statement of cash flows reflects net cash used in operating activities of $19,997, and net cash provided by financing activities of $18,598. For the nine months ended September 30, 2001, operating activities used cash of $4,706 and financing activities, primarily the sale of stock described below, provided cash of $30,279.

On November 6, 2000, we filed a registration statement on Form SB-1 with the SEC (file number 333-49388) for the offer and sale of 2,500,000 units, at a price $0.10 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. Our registration statement was declared effective on April 10, 2001. We completed the offering on April 30, 2001, selling 2,500,000 Units for gross proceeds in the amount of $250,000. The total amount of offering expenses was $28,005, with net proceeds of $221,995.

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

At September 30, 2002, we had cash of $1,273 and working capital of $39,193. This compares to cash of $2,672, and working capital of $31,446 at December 31, 2001. However, $59,286 of our current assets at September 30, 2002 was accrued interest receivable from related parties. As described in Note 4 of the Notes to Financial Statements, $1,283,977 is owed by AVL Information Systems Ltd. and its subsidiary. Each of these entities received a going concern opinion on the audit of its financial statements.

We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit. We have had to work closely with the original orders since the market has slowed and delivery has not been requested for all of the units manufactured as of now. While we had revenues of $301,750 for the nine months ended September 30, 2002, sales at this level are not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. We are not expecting significant repayment from AVL during the current fiscal year. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.

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


ITEM 3.  CONTROLS AND PROCEDURES

We have recently evaluated our internal controls. As of November 13, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

 REGULATION                                                          CONSECUTIVE
 S-B NUMBER                   EXHIBIT                                PAGE NUMBER


    2.1        Articles of Incorporation (1)                             N/A


    2.2        Bylaws (1)                                                N/A


    2.3        Certificate of Amendment of Articles of                   N/A
               Incorporation (1)

   10.1        Promissory Note dated August 20, 2000, in the             N/A
               amount of $15,000, payable to Peter Fisher (1)

   10.2        International Distribution Agreement dated                N/A
               January 7, 2001 (2)

   10.3        Worldwide Exclusive Distribution Agreement dated          N/A
               September 30, 2001 (3)

   10.4        Management Services Agreement dated January 1, 2002 (4)   N/A

   10.5        2002 Stock Plan (4)                                       N/A

--------------------

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

                                     I-TRACK, INC.
                                     (Registrant)



Date:  November 14, 2002             By:   /s/ PETER FISHER
                                        ----------------------------------------
                                           Peter Fisher, Chairman
                                           (Principal Executive, Financial and
                                           Accounting Officer)

                                  CERTIFICATION

I, Peter Fisher, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of i-Track, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002


                                          /s/ PETER FISHER
                                        ----------------------------------------
                                        Peter Fisher, Principal Executive and
                                        Financial Officer