Form 10KSB/A
period 2001-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-04-02
CIK 1125280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-49388


                       CHINA WIRELESS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)



                NEVADA                                   91-1966948
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)



          7365 VILLAGE SQUARE DRIVE #1611, CASTLE ROCK, COLORADO 80108
          (Address of principal executive offices)             (Zip Code)



                    Issuer's telephone number: (720) 733-6214


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


           Issuer's revenues for its most recent fiscal year: $60,000


        Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 12, 2002: $618,849

  Number of shares outstanding of registrant's common stock, $0.001 par value, as of April 12, 2002: 23,696,900

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---    ---

Exhibit index on consecutive page 17                          Page 1 of 34 Pages

                                     PART I

                           FORWARD LOOKING STATEMENTS

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.


ITEM 1.  DESCRIPTION OF BUSINESS.
================================================================================

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

The Chaperone is 4 x 2 x 1.2 inches in size and contains a 12-channel GPS satellite receiver and a proprietary communications transceiver. Placing on the dashboard of a vehicle and plugging it into the lighter socket can install the unit. Alternatively, it can be installed to a vehicle hotwire. The GPS receiver and transceiver components acquire the location, speed, and direction of the unit being tracked. This information is then transmitted wirelessly and logged into the Online Vehicle Tracking system for further use. The user can locate the vehicle via the Internet by logging onto www.whereismycar.com. The Chaperone currently works in the United States, Canada, and parts of Mexico and South America.

Recent enhancements to the Chaperone include the implementation of an emergency button, geo-fencing, crash sensor, and power control management. We expect to have a monitoring center, operating 24 hours a day, 7 days a week, operational during the second quarter of this year.

A unique trailer-tracking version of the Chaperone unit is under prototype development. This version would allow a company to track its trailers while they are hooked to the tractors and, more importantly, while they are sitting idle without a tractor power supply. We expect to release the prototype for testing to a fleet in April 2002 and announce results 30 days thereafter. Infea Corp has supplied the radio modem being used for testing.

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


ITEM 2.  DESCRIPTION OF PROPERTY
================================================================================

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


ITEM 3.  LEGAL PROCEEDINGS.
================================================================================

None.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
================================================================================

None.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================

Our common stock was approved for trading on the over-the-counter bulletin board ("OTCBB") under the symbol "ITRK" on August 7, 2001. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since August 2001:

                                                      BID OR TRADE PRICES

2001 FISCAL YEAR                                  HIGH                   LOW
----------------                                  ----                   ---

Quarter Ending 09/30/01.....................      $1.00                 $1.00
Quarter Ending 12/31/01.....................      $1.50                 $0.60

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
================================================================================

SELECTED FINANCIAL DATA

Our selected financial data for the year ended December 31, 2001 shown below is derived from our consolidated audited financial statements. The financial data derived from the statements should be read in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

BALANCE SHEET DATA:                                DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                       2001              2000             1999
                                                ---------------- ----------------- ----------------

Current assets..............................      $       2,672    $       4,479     $         471
Total assets................................      $       2,672    $       4,479     $         471
Current liabilities.........................      $       3,779    $      20,895     $       3,500
Stockholders' equity (deficiency)...........      $      (1,107)   $     (16,416)    $      (3,029)
Working capital (deficiency)................      $      (1,107)   $     (16,416)    $      (3,029)


STATEMENT OF OPERATIONS DATA:                                                        MARCH 8, 1999     MARCH 8, 1999
                                                    YEAR ENDED        YEAR ENDED        THROUGH           THROUGH
                                                   DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                       2001              2000             1999              2001
                                                ---------------- ----------------- ---------------- ------------------

Revenues....................................      $      60,000    $          --     $          --    $      60,000
Net loss....................................      $  (1,334,786)   $     (32,087)    $      (3,029)   $  (1,369,902)
Net loss per share..........................      $      (0.065)   $       (0.00)    $       (0.00)


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


We are filing this amended annual report to include the restated 2001 financial statements. The financial statements previously filed included as assets $1,289,761 of notes receivable and $14,415 of accrued interest receivable from our loans to AVL Information Systems Ltd. and its subsidiary. The financial condition of AVL Information Systems Ltd. and its subsidiary have deteriorated since March 7, 2002 to the point that management does not believe that either related party can repay the receivables. Accordingly, the December 31, 2001 financial statements have been adjusted to reflect the notes receivable and accrued interest receivable as uncollectible and the previously reported net loss of $16,251 has increased by $1,304,176.



In addition, the 2001 financial statements included a $14,359 accounts receivable where management discovered the goods were returned by the customer to AVL Information Systems Inc. Therefore, the accounts receivagle and sales were reduced by $14,359 and the note receivable from AVL Information Systems Inc. was increased by $12,000.



The discussion below is based on the restated financial statements.



We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $1,369,902 as of December 31, 2001. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.


RESULTS OF OPERATIONS


We generated our first revenues of $60,000 during fiscal 2001. Cost of goods sold, as a percentage of revenues, was 85.6%. General and administrative expenses increased slightly from $32,087 in 2000 to $34,165 in 2001, an increase of 6.5%. In addition, we incurred management fees of $7,500 in 2001 that were not incurred in 2000. We expensed the amounts loaned to AVL Information Systems Ltd. and its subsidiary and the accrued interest on those loans as bad debt, as we do not believe that the loans will be repaid. As a result, we incurred a net loss of $1,334,786 for the year ended December 31, 2001, as compared to $32,087 for the year ended December 31, 2000.


LIQUIDITY AND FINANCIAL CONDITION


For the year ended December 31, 2001, we used cash of $30,141 in our operations, which was offset by net cash provided by financing activities of $28,334. Our public offering and the exercise of warrants resulted in net proceeds of $250,095. In comparison, during fiscal 2000, we used cash of $29,992 in operations, which was offset by $34,000 provided by financing activities.



At December 31, 2001, we had cash of $2,672, and a working capital deficiency of $1,107.


We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit, and through March 31, 2002, we had orders for approximately 9,500 units. We estimate sales of approximately $175,000 for the quarter ended March 31, 2002. However, sales at these levels are not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. As explained above, We are not expecting repayment from AVL during the current fiscal year. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.

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


ITEM 7.  FINANCIAL STATEMENTS.
================================================================================

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
================================================================================

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


ITEM 10. EXECUTIVE COMPENSATION.
================================================================================

The following table sets forth information the remuneration of our chief executive officer for the last three completed fiscal years.

                                         SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                             ---------------------------------------------------------------------------
                                                                            AWARDS             PAYOUTS
                             ---------------------------------------------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL                                          COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
    POSITION         YEAR    SALARY ($)   BONUS ($)    TION ($)        ($)       SARS (#)        ($)       TION($)
----------------------------------------------------------------------------------------------------------------------
Barbara Castanon     2001       -0-          -0-          -0-          -0-          -0-          -0-          -0-
                     2000       -0-          -0-          -0-        100 (1)        -0-          -0-          -0-
                     1999       -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------

--------------------------
(1) On April 26, 2000, we issued 100,000 shares of common stock to Ms. Castanon, at a price of $0.001 per share, in exchange for services valued at $100.

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock of the Company, as of December 31, 2001:

------------------------------------------------------------------------------------------------------------------
  NAME AND ADDRESS OF BENEFICIAL OWNER (1)          AMOUNT AND NATURE OF BENEFICIAL    PERCENT OF CLASS (2)
                                                               OWNERSHIP
------------------------------------------------------------------------------------------------------------------
AVL Information Systems (3)                                    15,000,000                      63.3%
2323 Passingham Drive
Sarnia, Ontario N7T 7H4 Canada
------------------------------------------------------------------------------------------------------------------
Peter Fisher                                                    2,750,000 (4)                  11.6%
232 Passingham Drive
Sarnia, Ontario N7T 7H4 Canada



------------------------------------------------------------------------------------------------------------------
  NAME AND ADDRESS OF BENEFICIAL OWNER (1)          AMOUNT AND NATURE OF BENEFICIAL    PERCENT OF CLASS (2)
                                                               OWNERSHIP
------------------------------------------------------------------------------------------------------------------
Nelson Precision Casting Co. Ltd.                               1,600,000                       6.8%
3F No 172 Sec 2
Nanking E Rd
Taipei, Taiwan
------------------------------------------------------------------------------------------------------------------
Robert S.C. Wang                                                1,199,998                       5.1%
3F No 132 Sec 2
Nanking E Rd
Taipei, Taiwan
------------------------------------------------------------------------------------------------------------------
Barbara M. Castanon                                              100,000                        0.4%
25445 Morse Drive
South Riding, VA 20152
------------------------------------------------------------------------------------------------------------------
Bernd Luwe                                                       100,000                        0.4%
86 Havelock Gate
Markham, Ontario L3S 3P6 Canada
------------------------------------------------------------------------------------------------------------------
Thomas O. Cook                                                      0                            --
P.O. Box 1440
Thornton, NH 03223
------------------------------------------------------------------------------------------------------------------
All officers and directors as a group  (4 persons)              2,950,000                       12.4%
------------------------------------------------------------------------------------------------------------------

---------------------
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 23,696,900 shares of Common Stock outstanding as of December 31, 2001.

(3) Peter Fisher is an officer and director of AVL Information Systems Ltd. and Bernd Luwe is also an officer of AVL Information Systems Ltd. Mr. Fisher owns approximately 22.6% of the outstanding shares of AVL Information Systems and is the controlling principal of the company. Mr. Luwe owns approximately 2% of the outstanding shares.

(4) Includes 750,000 shares of common stock owned by Tyler Fisher, a relative of Peter Fisher.

AVL Information Systems Ltd., Ms. Castanon, Mr. Fisher and Mr. Luwe may be deemed to be our "parents", as that term in defined in the Securities Exchange Act of 1934.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
================================================================================

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
================================================================================

(a)      EXHIBITS:

    REGULATION                                                       CONSECUTIVE
    S-B NUMBER                     EXHIBIT                           PAGE NUMBER

       2.1          Articles of Incorporation (1)                        N/A

       2.2          Bylaws (1)                                           N/A

       2.3          Certificate of Amendment to Articles of              N/A
                    Incorporation (1)

       10.1         Promissory Note dated August 20, 2000, in the        N/A
                    amount of $15,000, payable to Peter Fisher (1)

       10.2         International Distribution Agreement dated           N/A
                    January 7, 2001 (2)

       10.3         Worldwide Exclusive Distribution Agreement           N/A
                    dated September 30, 2001(3)


       10.4         Management Services Agreement dated January          N/A
                    1, 2002 (5)


       10.5         2002 Stock Plan (5)                                  N/A


       16.1         Letter from Stark Winter Schenkein & Co., LLP        N/A
                    f/k/a Stark Tinter & Associates, LLC. (4)

       99.1         Certification of Chief Executive Officer
                    Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

       99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------
(1) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2) Incorporated by reference from the exhibits to the Registration Statements on Form SB-1/A-1 filed on January 17, 2001, File No. 333-49388.

(3) Incorporated by reference from the exhibits to the Quarterly Report on Form 10-QSB filed on December 6, 2001, File No. 333-49388.

(4) Incorporated by reference from the exhibits to the Current Report on Form 8-K filed on October 17, 2001, File No. 333-49388.


(5)   Filed previously.


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

                                   CHINA WIRELESS COMMUNICATIONS, INC.



Dated:   April 2, 2003             By:  /s/ PHILLIP ALLEN
       --------------------           ------------------------------------------
                                         Phillip Allen, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                      DATE

                                  President, Chief Executive Officer and
/s/ PHILLIP ALLEN                 Director
------------------------------    (Principal Executive Officer)              April 2, 2003
Phillip Allen

                                  Chief Financial Officer, Secretary,
/s/ BRAD WOODS                    Treasurer and Director
------------------------------    (Principal Financial and Accounting        April 2, 2003
Brad Woods                        Officer)



/s/ PETER W. FISHER
------------------------------    Director                                   April 2, 2003
Peter W. Fisher



                                 CERTIFICATIONS


I, Phillip Allen, certify that:


1. I have reviewed this amended annual report on Form 10-KSB/A of China Wireless Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date: April 2, 2003
                                           /s/ PHILLIP ALLEN
                                          --------------------------------------
                                          Phillip Allen, President
                                          (Principal Executive Officer)




I, Brad Woods, certify that:


1. I have reviewed this amended annual report on Form 10-KSB/A of China Wireless Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: April 2, 2003

                                          /s/ BRAD WOODS
                                          --------------------------------------
                                          Brad Woods, Chief Financial Officer
                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          YEAR ENDED DECEMBER 31, 2001
                                      WITH
                          INDEPENDENT AUDITORS' REPORT
                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                                December 31, 2001



                                    CONTENTS



Independent auditors' report                                          F-3

FINANCIAL STATEMENTS:

    Balance sheet                                                     F-5

    Statements of operations                                          F-6

    Statement of changes in stockholders' equity (deficit)          F-7-F-8

    Statements of cash flows                                          F-9

    Notes to financial statements                                  F-10-F-13

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-Track, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and the periods March 8, 1999 (inception) to December 31, 2001 in conformity with U.S. generally accepted accounting principles.

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

Shareholders and Board of Directors
i-Track, Inc.
Page 2





As discussed in Note 9, our opinion on the financial statements at December 31, 2001 as previously stated was qualified because we were unable to satisfy ourselves regarding the collectibility of $1,289,761 of notes receivable from related parties included as assets at December 31, 2001. Since the date of our auditors report, March 7, 2002, the financial condition of AVL Information Systems, Ltd. and AVL Information Systems, Inc. have deteriorated and these related parties have been unable to repay the notes receivable or the accrued interest receivable. Accordingly, the December 31, 2001 financial statements have been adjusted to reflect the notes receivable and accrued interest from related parties as uncollectible.














/s/ EDWARDS, MELTON, ELLIS, KOSHIW & COMPANY, P.C.


March 7, 2002
February 24, 2003
                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001


                                     ASSETS


Current assets:
   Cash                                                             $ 2,672
                                                                    -------

        Total current assets and total assets                       $ 2,672
                                                                    =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                           $       3,779
   Operating advances-related parties                                   -
                                                               --------------
        Total current liabilities                                     3,779

Stockholder's equity:
   Preferred stock, 1,000,000 shares
     authorized, $0.01 par value, none
     issued or outstanding                                              -
   Common stock, 50,000,000 shares
     authorized, $0.001 par value,
     23,696,900 issued and outstanding                               23,697
   Additional paid-in capital                                     1,493,453
   Stock issuance costs                                            (148,355)
   Deficit accumulated during the
     development stage                                           (1,369,902)
                                                              --------------
                                                                     (1,107)
                                                              --------------
                                                              $       2,672
                                                              ==============







    The accompanying notes are an integral part of the financial statements.

                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                            Statements of Operations




                                                                                         For the period
                                              Year ended             Year ended      March 8, 1999 (inception)
                                             December 31,           December 31,             through
                                                 2001                   2000            December 31, 2001
                                             -------------          ------------     -------------------------

Revenue                                      $     60,000           $        -            $       60,000

Operating expenses:
    Bad debt expense                            1,301,761                    -                 1,301,761
    Cost of goods sold                             51,360                    -                    51,360
    General and administrative expenses            34,165                 32,087                  69,281
    Management fees to related party                7,500                     -                    7,500
                                             -------------          -------------         ---------------
        Total costs and expenses                1,394,786                 32,087               1,429,902
                                             -------------          -------------         ---------------



Net (loss)                                   $ (1,334,786)          $    (32,087)         $   (1,369,902)
                                             =============          =============         ===============

Weighted average number of common
    shares outstanding                         20,569,863             18,700,000              19,363,085
                                             =============          =============         ===============

Net (loss) per common share                  $      (.065)          $        -            $        (.071)
                                             =============          =============         ===============











    The accompanying notes are an integral part of the financial statements.

                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          For the period March 8, 1999 (inception) to December 31, 2001



                                                              COMMON STOCK
                                              --------------------------------------------
                                                                                              Additional
                                                                                                 Paid
                                                Number of                                         In
                                                  Shares               Par Value                Capital
                                              -----------              ---------             -----------

March 8, 1999 (inception)                             -              $        -             $        -

Net (loss) for the period
    March 8 through December 31, 1999                 -                       -                      -
                                              ------------           ------------           ------------

December 31, 1999 Balance                             -              $        -             $        -
                                              ------------           ------------           ------------

Issuance of stock for services                  1,200,000                   1,200                    -
    ($.001 per share)

Issuance of stock to satisfy debt              15,000,000                  15,000                    -
    ($.001 per share)

Issuance of stock for cash                      2,500,000                   2,500                    -
    ($.001 per share)

Net (loss) for the year ended
    December 31, 2000                                 -                       -                      -
                                              ------------           ------------           ------------

December 31, 2000 balance                      18,700,000            $     18,700           $        -
                                              ------------           ------------           ------------

Net (loss) for the year
    ended December 31, 2001                           -                       -                      -

Issuance of stock and
    warrants
    ($.10 per share)                            2,500,000                   2,500                247,500

Exercise of stock warrants
    ($.50 per share)                            2,496,900                   2,497              1,245,953

Stock Issuance costs                                  -                       -                      -
                                              ------------           ------------           ------------

December 31, 2001 balance                      23,696,900            $     23,697           $  1,493,453
                                              ============           ============           ============


    The accompanying notes are an integral part of the financial statements.

                                Deficit Accumulated
               Stock                 During the                 Total
             issuance                Development             Stockholders'
               Costs                    Stage              Equity (Deficit)
            -------------       -------------------        ----------------

            $        -          $         -               $         -


                     -                 (3,029)                      -
            -------------       --------------            --------------

            $        -          $      (3,029)            $      (3,029)
            -------------       --------------            --------------

                     -                    -                       1,200


                     -                    -                      15,000


                     -                    -                       2,500



                     -                (32,087)                  (32,087)
            -------------       --------------            --------------

            $        -          $     (35,116)            $     (16,416)
            -------------       --------------            --------------


                     -             (1,334,786)               (1,334,786)



                     -                    -                     250,000


                     -                    -                   1,248,450

                (148,355)                 -                    (148,355)
            -------------       --------------            --------------

            $   (148,355)       $  (1,369,902)            $      (1,107)
            =============       ==============            ==============
                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                   Year ended            Year ended      March 8, 1999 (inception)
                                                  December 31,          December 31,               through
                                                      2001                  2000              December 31, 2001
                                                ---------------        --------------    -------------------------
Cash flows from operating activities:
  Net loss                                      $   (1,334,786)        $    (32,087)          $   (1,369,902)
  Adjustments to reconcile net (loss)
    to net cash used in operating
    activities:
      Write-off of notes receivable                  1,301,761                  -                  1,301,761
      Increase (decrease) in liabilities:
        Accounts payable                                 2,884                  895                    3,779
      Issuance of stock for services                       -                  1,200                    1,200
                                                ---------------        -------------          ---------------
                                                     1,304,645                2,095                1,306,740
                                                ---------------        -------------          ---------------

  Net cash (used in) operating activities              (30,141)             (29,992)                 (63,162)

Cash flows from investing activities                       -                    -                        -

Cash flows from financing activities:
  Proceeds (repayments) of operating
    advance-related party                              (20,000)              31,500                   15,000
  Proceeds from stock issuance                         398,450                2,500                  400,950
  Stock issuance costs                                (148,355)                 -                   (148,355)
  Advances to related party                           (201,761)                 -                   (201,761)
                                                ---------------        -------------          ---------------
    Net cash used in financing activities               28,334               34,000                   65,834
                                                ---------------        -------------          ---------------

Net increase (decrease) in cash                         (1,807)               4,008                    2,672
Beginning cash                                           4,479                  471                      -
                                                ---------------        -------------          ---------------
Ending cash                                     $        2,672         $      4,479           $        2,672
                                                ===============        =============          ===============

Supplemental disclosure of noncash
  financing and investing activities:
    Issuance of 15,000,000 shares of
      stock to satisfy debt                     $          -           $     15,000           $       15,000
                                                ===============        =============          ===============

  Issuance of 1,200,000 shares of
    stock for service rendered                  $          -           $      1,200           $        1,200
                                                ===============        =============          ===============

  Net cash from stock proceeds
    received by a related corporation
    in exchange for note receivable
    from that related corporation               $    1,100,000          $          -             $1,100,000
                                                ===============          =============            ==========



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

    d. FINANCIAL INSTRUMENTS

           Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. As discussed in Note 4, the fair value of the notes receivable from related parties of $1,289,761 at December 31, 2001 is dependent upon the future ability of AVL Information Systems, Ltd. and AVL Information Systems, Inc. to continue as going concerns and generate sufficient future cash flows to repay the notes receivable. As discussed in Note 9, management subsequently determined after March 7, 2002 that these note receivables were not collectible and restated the December 31, 2001 financial statements to reflect the uncollectibility of these notes receivable at December 31, 2001.

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

2.  COMMON STOCK OFFERING

           During 2001, the Securities and Exchange Commission approved Form SB-1/A to offer 2,500,000 units of 2,500,000 shares of common stock and 2,500,000 common stock purchase warrants for $.10 per unit. The offering resulted in the 2,500,000 units being issued for $250,000. 2,496,900 of the common stock warrants to purchase common stock for $.50 per share were exercised in 2001. The common stock proceeds of $1,498,450 were used by the Company as follows:

          Payment of expenses for commissions
            and fees associated with the stock issuance        $  148,355

          Loans to AVL Information Systems, Ltd.                  971,678

          Loans to AVL Information Systems, Inc.                   88,450

          Working capital                                         289,967
                                                               ----------

               Total stock proceeds                            $1,498,450
                                                               ==========
                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


2.  COMMON STOCK OFFERING (continued)

        A portion of the proceeds for working capital was used to make additional loans to AVL Information Systems, Ltd. and AVL Information Systems, Inc.

3.  INCOME TAXES

        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The deferred tax asset of $460,900 is offset by a valuation allowance of $460,900 at December 31, 2001 because it is not more likely than not to be realized due to the going-concern uncertainty.

        The provision for refundable income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before provision for income taxes. The Company's estimated effective tax rate of 34% is offset by a reserve due to the uncertainty regarding the realization of the deferred tax asset. The valuation allowance increased by approximately $448,900 for the year ended December 31, 2001.

        As of December 31, 2001 the Company has a net operating loss carry forward of approximately $1,355,000, which will be available to offset future taxable income. If not used, this carry forward will expire through 2021. The deferred tax asset relating to the operating loss carry forward has been fully reserved at December 31, 2001.

4.  RELATED PARTY TRANSACTIONS

        The Company has a note receivable of $986,378 due from AVL Information Systems, Ltd. at December 31, 2001. The note receivable is unsecured with interest at 8% per annum and is due on demand. The Company also has a note receivable of $303,383 due from AVL Information Systems, Inc. at December 31, 2001. The note receivable is unsecured with interest at 8% per annum and is due on demand.

        As discussed in Note 9, the December 31, 2001 financial statements have been restated as a result of the inability of these related parties to repay the $1,289,761 of notes receivable and $14,415 of accrued interest receivable previously reported as assets.

                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001



5.  MANAGEMENT SERVICES AGREEMENT

        The Company has a management services agreement with AVL Information Systems, Ltd. for the provision of services including manpower, supplies and premises for $2,500 per month. The agreement can be cancelled by either party with 30 days written notice. Management fees under this agreement amounted to $7,500 for the year ended December 31, 2001. Since the Company has no employees and all management decisions concerning sales, purchases and operations are controlled by individuals who are stockholders and employees of AVL Information Systems, Ltd. there is a potential conflict of interest.

6.  DISTRIBUTION AGREEMENTS

        The Company has a worldwide exclusive distribution agreement for products manufactured by AVL Information Systems, Inc. that is effective for as long as the Company meets certain performance criteria.

7.  GOING CONCERN

        The Company has been a development stage company since its inception on March 8, 1999 and has incurred significant losses since inception. The Company is dependent upon AVL Information Systems, Ltd. and its subsidiary to provide all of its products sold and to supply management services. Because of the uncertainty of AVL Information Systems, Ltd. to continue as a going concern to supply these products and services and to generate sufficient cash flow to repay the $1,289,761 of notes receivable, there is substantial doubt about the Company's ability to continue as a going concern.

        The accompanying financial statements do not include an adjustment that might result from the outcome of this uncertainty.

8.  SUBSEQUENT EVENT

        The Board of Directors adopted a Stock Plan in February, 2002 to grant stock options to officers, directors, employees and independent contractors. The stockholders of the company have not approved adoption of the Plan.

9.  RESTATEMENT OF DECEMBER 31, 2001 FINANCIAL STATEMENTS

        The financial statements at December 31, 2001 as previously stated included as assets the $1,289,761 notes receivable and $14,415 of accrued interest receivable discussed in Note 4. The financial condition of AVL Information Systems, Ltd. and AVL Information Systems, Inc. have deteriorated since March 7, 2002 to the point that management does not believe either related party can repay the receivables. Accordingly, the December 31, 2001 financial statements have been adjusted to reflect the notes receivable and accrued interest receivable as uncollectible and the previously reported net loss of $16,251 increased by $1,304,176.

        In addition, the financial statements at December 31, 2001 included a $14,359 accounts receivable where management discovered the goods were returned by the customer to ALV Information Systems, Inc. Therefore, accounts receivable and sales were reduced by $14,359 and the note receivable from AVL Information Systems, Inc. was increased by $12,000.