Form 10QSB/A
period 2002-03-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-04-02
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from _____________ to ________________

                        Commission file number: 333-49388


                       CHINA WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)



                 NEVADA                                  91-1966948
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification No.)


          7365 VILLAGE SQUARE DRIVE #1611, CASTLE ROCK, COLORADO 801089
                    (Address of principal executive offices)


                                 (720) 733-6214
                           (Issuer's telephone number)


                                  I-TRACK, INC.
          3031 COMMERCE DRIVE, BUILDING B, FORT GRATIOT, MICHIGAN 48058
         (Former name, former address and former fiscal year, if changed since last report)


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              23,696,900 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                              AS OF MARCH 31, 2002

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

            CHINA WIRELESS COMMUNICATIONS, INC. (FKA I-TRACK, INC. )

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  -  Financial Statements


                  -  Balance Sheet (unaudited)
                     March 31, 2002 ..............................................................................4

                  -  Statements of Operations (unaudited)
                     Three Months Ended March 31, 2002 and 2001, and Period
                     from Inception (March 8, 1999) through March 31, 2002 .......................................5

                  -  Statements of Cash Flows (unaudited)
                     Three Months Ended March 31, 2002 and 2001, and Period
                     from Inception (March 8, 1999) through March 31, 2002 .......................................6

                  -  Notes to Financial Statements ...............................................................7

         Item 2. -  Management's Discussion and Analysis or Plan of Operations ...................................9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .............................................................................12

         Item 2.  Changes in Securities .........................................................................12

         Item 3.  Defaults Upon Senior Securities ...............................................................12

         Item 4.  Submission of Matters to a Vote of Security Holders ...........................................12

         Item 5.  Other Information .............................................................................12

         Item 6.  Exhibits and Reports on Form 8-K ..............................................................12

SIGNATURES ......................................................................................................14


CERTIFICATIONS...................................................................................................15



                       CHINA WIRELESS COMMUNICATIONS, INC.
                               (fka i-TRACK, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

                       China Wireless Communications, Inc.
                                fka i-Track, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)



                                     ASSETS

Current Assets
Cash                                                              $         638
                                                                  -------------

                                                                  $         638
                                                                  ==============


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable                                                  $      11,778
Operating Advances - Related Parties                                     11,099
                                                                  --------------

Total Current Liabilities                                                22,877


Stockholders Equity
      Preferred stock, 1,000,000 shares                                      --
         authorized, $.01 par value, none
         issued or outstanding

      Common Stock, 50,000,000 shares
         authorized, $0.001 par value,
         23,696,900 issued and outstanding                               23,697
Additional Paid in Capital                                            1,493,453
Stock Issuance Costs                                                   (148,355)

Deficit Accumulated during the development stage                     (1,391,034)
                                                                  --------------
                                                                        (22,239)
                                                                  --------------
                                                                  $         638
                                                                  ==============

    The accompanying notes are an integral part of the financial statements.

                       China Wireless Communications, Inc.
                                fka i-Track, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                            For the three       For the three      For the period
                                                                                                    March 8, 1999
                                                             Months ended       Months ended         (inception)
                                                              March 31,           March 31,            through
                                                                 2002               2001           March 31, 2002
                                                          -----------------   -----------------  ------------------

Revenue                                                     $     145,440      $         --         $    205,440

Operating expenses:
     Bad Debt Expense                                                  --                --            1,301,761
     Cost of Goods Sold                                           125,440                --              176,800
     General and Administrative Expenses                           33,632             23807              102,913
     Management Fees to Related Party                               7,500                --               15,000
                                                            --------------     -------------        -------------

          Total Costs and Expenses                                166,572             23807            1,596,474
                                                            --------------     -------------        -------------

Operating Advances - Related Parties
Net (Loss)                                                  $     (21,132)     $    (23,807)        $ (1,391,034)
                                                            ==============     =============        =============

Weighted Average Number of Common
     Shares Outstanding                                        23,696,900        18,700,000           19,711,649
                                                            ==============     =============        =============

Net (Loss) per Common Share                                 $      (0.001)     $     (0.001)        $     (0.071)
                                                            ==============     =============        =============


    The accompanying notes are an integral part of the financial statements.

                       China Wireless Communications, Inc.
                                Fka I-Track, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flow
                                   (Unaudited)

                                                                                                      For the period
                                                                 For the Three     For the Three      March 8, 1999
                                                                 Months ended      Months ended         (inception)
                                                                   March 31,         March 31,           Through
                                                                     2002              2001           March 31, 2002
                                                              -----------------   ----------------   -----------------

Cash Flows from Operating Activities
     Net (Loss)                                                 $     (21,132)     $     (23,807)      $   (1,391,034)
     Adjustments to reconcile Net (Loss)
          to net cash used in operating activities:
             Write-off of notes receivable                                 --                 --            1,301,761
             (Increase) Decrease in Assets:
                    Accounts Receivable                                    --                 --                   --
              Increase (Decrease) in Liabilities:
                    Accounts Payable                                    7,999             14,080               11,778
Operating Advances - Related Parties                                       --                 --                1,200
                                                                --------------     --------------      ---------------
                                                                        7,999             14,080            1,314,739
                                                                --------------     --------------      ---------------

Net Cash (used in) Operating Activities                               (13,133)            (9,727)             (76,295)

Cash Flows from Investing Activities                                       --                 --                   --

Cash Flows from Financing Activities:
     Proceeds (repayments) of operating
          advance-related party                                            --              6,500               15,000
     Proceeds from Stock Issuance                                          --                 --              400,950
     Stock Issuance Costs                                                  --                 --             (148,355)
     Proceeds from (advances to) related party                         11,099                 --             (190,662)
                                                                --------------     --------------       --------------

Net Cash provided by Financing Activities                              11,099              6,500               76,933
                                                                --------------     --------------      ---------------

Net increase (decrease) in cash                                        (2,034)            (3,227)                 638

Beginning Cash                                                          2,672              4,404                   --
                                                                --------------     --------------      ---------------

Ending Cash                                                     $         638      $       1,177       $          638
                                                                ==============     ==============      ===============

    The accompanying notes are an integral part of the financial statements.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                                fka i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the audited financial statements of the Company as of December 31, 2001, including notes thereto, included in the Company's annual report, as amended, on Form 10-KSB/A.


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



NOTE 3:  GOING CONCERN

     The Company has been a development stage company since its inception on March 8, 1999. The Company is dependent upon AVL Information Systems, Ltd. and its subsidiary to provide all of its products sold and to supply management services. Because of the uncertainty of AVL Information Systems, Ltd. to continue as a going concern to supply these products and services, there is substantial doubt about the Company's ability to continue as a going concern. Management is investigating the acquisition of the U.S. subsidiary, AVL Information Systems, Inc. from AVL Information Systems, Ltd.

     The accompanying financial statements do not include an adjustment that might result from the outcome of this uncertainty.

                       China Wireless Communications, Inc.
                                fka i-Track, Inc.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 4: Supplemental Disclosure of Noncash Financing and Investing Activities


                                                  For the three      For the three             For the period
                                                  Months ended        Months ended        March 8, 1999 (inception)
                                                    March 31,          March 31,                   through
                                                      2002                2001                 March 31, 2002
                                               ------------------   -----------------     -------------------------

Issuance of 15,000,000 shares of
     stock to satisfy debt                      $          -         $            -        $              15,000
                                               ==================   =================     =========================

Issuance of 1,200,000 shares of
     stock for services rendered                $          -         $            -        $               1,200
                                               ==================   =================     =========================

Net Cash from Stock Proceeds
     received by a related corporation
     in exchange for note receivable
     from that related corporation              $          -         $            -        $           1,100,000
                                               ==================   =================     =========================


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, the terms "we", "our" and "us" refers to i-Track, Inc.

CAUTION


Certain statements in this amended Quarterly Report on Form 10-QSB, our audited financial statements for the fiscal year ended December 31, 2001 as filed in our amended annual report on Form 10-KSB/A, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes; (7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.


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


We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $1,391,034 as of March 31, 2002. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.

RESULTS FROM OPERATIONS


We generated our first revenues during the last quarter of fiscal 2001. For the three months ended March 31, 2002, we generated revenues of $145,440. Cost of goods sold, as a percentage of revenues, was 86.2%. General and administrative expenses increased from $23,807 during the first quarter of 2001 to $33,632 in 2002, an increase of 41.3%. In addition, we incurred management fees of $7,500 in 2002 that were not incurred in 2001. As a result, we incurred an operating loss of $21,132 for the quarter ended March 31, 2002, as compared to $23,807 for the quarter ended March 31, 2001.




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


We adjusted our financial statements as of and for the year ended December 31, 2001 to reflect the notes receivable from AVL Information Systems as being uncollectible, due to the deterioration of AVL's financial condition.



At March 31, 2002, we had cash of $638 and a working capital deficiency of $22,239. This compares to cash of $2,672, and a working capital deficiency of $1,107 at December 31, 2001.



We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit, and through March 31, 2002, we had orders for approximately 9,500 units. While we had revenues of $145,440 for the quarter ended March 31, 2002, sales at this level is not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.


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

    REGULATION                                                                                       CONSECUTIVE
    S-B NUMBER                                             EXHIBIT                                   PAGE NUMBER

       2.1          Articles of Incorporation (1)                                                        N/A

       2.2          Bylaws (1)                                                                           N/A

       2.3          Certificate of Amendment of Articles of Incorporation (1)                            N/A

       10.1         Promissory  Note dated August 20, 2000, in the amount of $15,000,  payable to        N/A
                    Peter Fisher (1)

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

       10.4         Management Services Agreement dated January 1, 2002 (4)                              N/A

       10.5         2002 Stock Plan (4)                                                                  N/A

       99.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350,
                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                       12

----------------------

1) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

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

                                 CHINA WIRELESS COMMUNICATIONS, INC.
                                 (Registrant)




Date:    April 2, 2003           By:  /s/ BRAD WOODS
                                    ----------------------------------------
                                    Brad Woods, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Phillip Allen, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of China Wireless Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 2, 2003
                                       /s/ PHILLIP ALLEN
                                       -----------------------------------------
                                       Phillip Allen, President
                                       (Principal Executive Officer)



I, Brad Woods, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of China Wireless Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: April 2, 2003
                                           /s/ BRAD WOODS
                                           -------------------------------------
                                           Brad Woods, Chief Financial Officer