Form 10QSB/A
period 2002-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-04-02
CIK 1125280

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

             CHINA WIRELESS COMMUNICATIONS, INC. (FKA I-TRACK, INC.)


                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  -  Financial Statements

                  -  Balance Sheet (unaudited)
                     June 30, 2002 ...............................................................................4

                  -  Statements of Operations (unaudited)
                     Three and Six Months Ended June 30, 2002 and 2001, and Period
                     from Inception (March 8, 1999) through June 30, 2002 ........................................5

                  -  Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 2002 and 2001, and Period
                     from Inception (March 8, 1999) through June 30, 2002 ........................................6

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

         Item 4.  Submission of Matters to a Vote of Security Holders ...........................................12

         Item 5.  Other Information .............................................................................12

         Item 6.  Exhibits and Reports on Form 8-K ..............................................................12

SIGNATURES ......................................................................................................14


CERTIFICATIONS.....................................................................................................15



                       CHINA WIRELESS COMMUNICATIONS, INC.
                               (fka i-TRACK, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                       China Wireless Communications, Inc.
                                Fka I-Track, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)



                                      ASSETS

Current Assets
Cash                                                            $       1,701
                                                                --------------

                                                                $       1,701
                                                                ==============



LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable                                                $      19,787
                                                                --------------
Operating Advances - Related Parties                                   18,599
                                                                --------------

Total Current Liabilities                                              38,386


Stockholders Equity
            Preferred stock, 1,000,000 shares                              --
                 authorized, $.01 par value, none
                 issued or outstanding

            Common Stock, 50,000,000 shares
                  authorized, $0.001 par value,
                  23,696,900 issued and outstanding                    23,697
Additional Paid in Capital                                          1,493,453
Stock Issuance Costs                                                 (148,355)

Deficit Accumulated during the development stage                   (1,405,480)
                                                                --------------
                                                                      (36,685)
                                                                --------------
                                                                $       1,701
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

                       China Wireless Communications, Inc.
                                Fka I-Track, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                                     For the period
                                               For the three     For the three     For the six      For the six       March 8, 1999
                                               Months ended      Months ended     Months ended      Months ended       (inception)
                                                 June 30,          June 30,         June 30,          June 30,           through
                                                   2002              2001             2002              2001          June 30, 2002
                                            -----------------  ----------------- ---------------   --------------   ----------------

Revenue                                       $     70,860                  -      $   216,300                 -      $     276,300

Operating expenses:
   Bad Debt Expense                                      -                  -                -                 -          1,301,761
   Cost of Goods Sold                               55,860                  -          181,300                 -            232,660
   General and Administrative Expenses              21,946               4055           55,578            27,862            124,859
   Management Fees to Related Party                  7,500                  -           15,000                 -             22,500
                                            ---------------    ---------------   --------------    --------------   ----------------

       Total Costs and Expenses                     85,306               4055           251878            27,862          1,681,780
                                            ---------------    ---------------   --------------    --------------   ----------------


Net Income (Loss)                             $    (14,446)      $     (4,055)     $   (35,578)      $   (27,862)     $  (1,405,480)
                                            ===============    ===============   ==============    ==============   ================

Weighted Average Number of Common
   Shares Outstanding                           23,696,900         19,505,556       23,696,900        19,102,778         19,711,649
                                            ===============    ===============   ==============    ==============   ================

Net Income (Loss) per Common Share            $     (0.001)      $     (0.000)     $    (0.002)      $    (0.001)     $      (0.071)
                                            ===============    ===============   ==============    ==============   ================


    The accompanying notes are an integral part of the financial statements.

                       China Wireless Communications, Inc.
                                Fka I-Track, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flow
                                   (Unaudited)

                                                                  For the Six       For the Six         For the period
                                                                 Months ended      Months ended         March 8, 1999
                                                                   June 30,          June 30,        (inception) through
                                                                     2002              2001             June 30, 2002
                                                               ---------------   ----------------    -------------------

Cash Flows from Operating Activites
     Net Income (Loss)                                          $    (35,578)      $    (27,862)       $    (1,405,480)
     Adustments to reconcile Net Income (Loss)
          to net cash used in operating activities:
             Write-off of notes receivable                                 -                  -              1,301,761
             (Increase) Decrease in Assets:
                    Accounts Receivable                                    -                  -                     --
              Increase (Decrease) in Liabilites:
                    Accounts Payable                                  16,008             17,213                 19,787
Operating Advances - Related Parties                                       -                  -                  1,200
                                                               --------------     --------------      -----------------
                                                                      16,008             17,213              1,322,748
                                                               --------------     --------------      -----------------


Net Cash provided by (used in) Operating Activities                  (19,570)           (10,649)               (82,732)


Cash Flows from Investing Activities                                       -                  -                     --

Cash Flows from Financing Activities:
     Proceeds  (repayments) of operating
          advance-related party                                            -             11,385                 15,000
     Proceeds from Stock Issuance                                          -            250,000                400,950
     Stock Issuance Costs                                                  -            (28,005)              (148,355)
     Proceeds from (advances to) related party                        18,599                  -               (183,162)
                                                               --------------     --------------      -----------------

Net Cash used in Financing Activites                                  18,599            233,380                 84,433
                                                               --------------     --------------      -----------------

Net increase (decrease) in cash                                         (971)           222,731                  1,701

Beginning Cash                                                         2,672              4,479                     --
                                                               --------------     --------------      -----------------

Ending Cash                                                     $      1,701       $    227,210        $         1,701
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

                       CHINA WIRELESS COMMUNICATIONS, INC.
                                Fka i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


Note 4: Supplemental Disclosure of Noncash Financing and Investing Activities


                                                  For the three       For the three           For the period
                                                  Months ended        Months ended       March 8, 1999 (inception)
                                                    June 30,            June 30,                  through
                                                      2002                2001                 June 30, 2002
                                               -----------------   -----------------     -------------------------

Issuance of 15,000,000 shares of
     stock to satisfy debt                      $           -       $           -           $          15,000
                                               =================   =================     =========================

Issuance of 1,200,000 shares of
     stock for services rendered                $           -       $           -           $           1,200
                                               =================   =================     =========================

Net Cash from Stock Proceeds
     received by a related corporation
     in exchange for note receivable
     from that related corporation              $           -       $           -           $       1,100,000
                                               =================   =================     =========================


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


We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $1,405,480 as of June 30, 2002. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.

RESULTS FROM OPERATIONS


We generated our first revenues during the last quarter of fiscal 2001. For the three and six months ended June 30, 2002, we generated revenues of $70,860 and $216,300, respectively. Cost of goods sold, as a percentage of revenues, was 78.8% and 83.8% for these periods, respectively. General and administrative expenses increased from $27,862 during the first six months of 2001 to $55,578 in 2002, an increase of 99.4%. In addition, we incurred management fees of $15,000 in 2002 that were not incurred in 2001. As a result, we incurred an operating loss of $35,578 for the six months ended June 30, 2002, as compared to $27,862 for the six months ended June 30, 2001. The operating loss for the three months ended June 30, 2002 was $14,446, as compared to $4,055 for the three months ended June 30, 2001.




LIQUIDITY AND FINANCIAL CONDITION


For the six months ended June 30, 2002, the statement of cash flows reflects net cash used in operating activities of $19,570, and net cash provided by financing activities of $18,599. For the six months ended June 30, 2001, operating activities provided cash of $17,213 and financing activities, primarily the sale of stock described below, provided cash of $233,380.


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



At June 30, 2002, we had cash of $1,701 and a working capital deficiency of $36,685. This compares to cash of $2,672, and a working capital deficiency of $1,107 at December 31, 2001.



We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit, and through June 30, 2002, we had orders for approximately 8,500 units. While we had revenues of $216,300 for the six months ended June 30,

2002, sales at this level are not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.


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