Form 10QSB/A
period 2002-09-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-04-02
CIK 1125280

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

                  -  Balance Sheet (unaudited)
                     September 30, 2002 ..........................................................................4

                  -  Statements of Operations (unaudited)
                     Three and Nine Months Ended September 30, 2002 and 2001, and Period
                     from Inception (March 8, 1999) through September 30, 2002 ...................................5

                  -  Statements of Cash Flows (unaudited)
                     Nine Months Ended September 30, 2002 and 2001, and Period
                     from Inception (March 8, 1999) through September 30, 2002 ...................................6

                  -  Notes to Financial Statements ...............................................................7

         Item 2. -  Management's Discussion and Analysis or Plan of Operations ...................................9

         Item 3. -  Controls and Procedures......................................................................11

PART II. OTHER INFORMATION

         Item 1. -  Legal Proceedings ...........................................................................12

         Item 2. -  Changes in Securities........................................................................12

         Item 3.  -  Defaults Upon Senior Securities ............................................................12

         Item 4.  -  Submission of Matters to a Vote of Security Holders ........................................12

         Item 5.  -  Other Information ..........................................................................12

         Item 6.  -  Exhibits and Reports on Form 8-K ...........................................................12

SIGNATURES ......................................................................................................14


CERTIFICATIONS...................................................................................................15



                       CHINA WIRELESS COMMUNICATIONS, INC.
                                Fka i-TRACK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                       China Wireless Communications, Inc.
                                Fka I-Track, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)



                                      ASSETS

Current Assets
Cash                                                        $       1,273

                                                            $       1,273
                                                            ==============



LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable                                            $      34,737
Operating Advances - Related Parties                                5,784
                                                            --------------

Total Current Liabilities                                          40,521


Stockholders Equity
     Preferred stock, 1,000,000 shares                                 --
       authorized, $.01 par value, none
       issued or outstanding

     Common Stock, 50,000,000 shares
       authorized, $0.001 par value,
       23,696,900 issued and outstanding                           23,697
Additional Paid in Capital                                      1,493,453
Stock Issuance Costs                                             (148,355)

Deficit Accumulated during the development stage               (1,408,043)
                                                            --------------
                                                                  (39,248)
                                                            --------------
                                                            $       1,273
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

                       China Wireless Communications, Inc.
                                Fka I-Track, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                                    For the period
                                             For the three     For the three     For the nine     For the nine       March 8, 1999
                                              Months ended      Months ended     Months ended     Months ended        (inception)
                                             September 30,     September 30,     September 30,    September 30,         through
                                                  2002              2001             2002             2001        September 30, 2002
                                             --------------    -------------     -------------    -------------   ------------------
Revenue                                      $      86,438               --      $    302,738               --    $         362,738

Operating expenses:
     Bad Debt Expense                                   --               --                --               --            1,301,761
     Cost of Goods Sold                             69,335               --           250,635               --              301,995
     General and Administrative Expenses            12,166             1624            67,744           29,486              137,025
     Management Fees to Related Party                7,500               --            22,500               --               30,000
                                             --------------    -------------     -------------    -------------   ------------------

          Total Costs and Expenses                  89,001            1,624           340,879           29,486            1,770,781
                                             --------------    -------------     -------------    -------------   ------------------


Net Income (Loss)                            $      (2,563)    $     (1,624)     $    (38,141)    $    (29,486)   $      (1,408,043)
                                             ==============    =============     =============    =============   ==================

Weighted Average Number of Common
     Shares Outstanding                         23,696,900       21,200,000        23,696,900       19,808,059           20,011,366
                                             ==============    =============     =============    =============   ==================

Net Income (Loss) per Common Share           $      (0.000)    $     (0.000)     $     (0.002)    $     (0.001)   $          (0.070)
                                             ==============    =============     =============    =============   ==================


    The accompanying notes are an integral part of the financial statements.

                       China Wireless Communications, Inc.
                                Fka I-Track, Inc.
                          (A development Stage Company)
                             Statement of Cash Flow
                                   (Unaudited)

                                                                                                 For the period
                                                            For the nine      For the nine        March 8, 1999
                                                            Months ended      Months ended     (inception) through
                                                            September 30,     September 30,       September 30,
                                                                2002              2001                2002
                                                          ----------------  ----------------   -------------------
Cash Flows from Operating Activities
     Net Income (Loss)                                      $     (38,141)    $     (29,486)      $   (1,408,043)
     Adjustments to reconcile Net Income (Loss)
          to net cash used in operating activities:
             Write-off of notes receivable                             --                --            1,301,761
             (Increase) Decrease in Assets:
                    Accounts Receivable                                --                --                   --
              Increase (Decrease) in Liabilities:
                    Accounts Payable                               30,958              (190)              34,737
Operating Advances - Related Parties                                                  1,200                1,200
                                                          ----------------  ----------------   -------------------
                                                                   30,958             1,010            1,337,698
                                                          ----------------  ----------------   -------------------

Net Cash provided by (used in) Operating Activities                (7,183)          (28,476)             (70,345)

Cash Flows from Investing Activities                                   --                --                   --

Cash Flows from Financing Activities:
     Proceeds  (repayments) of operating
          advance-related party                                        --            17,284               15,000
     Proceeds from Stock Issuance                                      --           250,000              400,950
     Stock Issuance Costs                                              --           (28,005)            (148,355)
     Proceeds from (advances to) related party                      5,784          (185,230)            (195,977)
                                                          ----------------  ----------------   -------------------

Net Cash used in Financing Activities                               5,784            54,049               71,618
                                                          ----------------  ----------------   -------------------

Net increase (decrease) in cash                                    (1,399)           25,573                1,273

Beginning Cash                                                      2,672             4,479                    -
                                                          ----------------  ----------------   -------------------

Ending Cash                                                 $       1,273     $      30,052       $        1,273
                                                          ================  ================   ===================

    The accompanying notes are an integral part of the financial statements.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                                Fka i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In he opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the audited financial statements of the Company as of December 31, 2001, including notes thereto, included in the Company's amended Annual Report on Form 10-KSB.


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

                       CHINA WIRELESS COMMUNICATIONS, INC.
                                Fka i-TRACK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


Note 4: Supplemental Disclosure of Noncash Financing and Investing Activities

                                                  For the three       For the three           For the period
                                                  Months ended        Months ended       March 8, 1999 (inception)
                                                  September 30,       September 30,               through
                                                      2002                2001              September 30, 2002
                                               ----------------   ------------------    -----------------------------
Issuance of 15,000,000 shares of
     stock to satisfy debt                      $            -      $           -         $             15,000
                                               ================   ==================    =============================

Issuance of 1,200,000 shares of
     stock for services rendered                $            -      $           -         $              1,200
                                               ================   ==================    =============================

Net Cash from Stock Proceeds
     received by a related corporation
     in exchange for note receivable
     from that related corporation              $            -      $           -         $          1,100,000
                                               ================   ==================    =============================


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


We are in the development stage and have generated minimal revenues. We have a deficit accumulated during the development stage of $1,408,043 as of September 30, 2002. We have suffered losses from operations and require additional financing. Moreover, we are dependent upon AVL Information Systems Ltd. and its subsidiary to provide all of our products and management services. Because of the uncertainty of AVL Information Systems Ltd. to continue as a going concern to supply these products and services, there is substantial doubt about our ability to continue as a going concern. While we are investigating the acquisition of the U.S. subsidiary of AVL Information Systems in partial satisfaction of the debt, we cannot assure you that this acquisition will occur or that it will eliminate this doubt about our ability to continue.

RESULTS FROM OPERATIONS


We generated our first revenues during the last quarter of fiscal 2001. For the three and nine months ended September 30, 2002, we generated revenues of $86,438 and $302,738, respectively. Cost of goods sold, as a percentage of revenues, was 80.2% and 82.8% for these periods, respectively. General and administrative expenses increased from $29,486 during the first nine months of 2001 to $67,744 in 2002, an increase of 129.8%. In addition, we incurred management fees of $22,500 in 2002 that were not incurred in 2001. As a result, we incurred an operating loss of $38,141 for the nine months ended September 30, 2002, as compared to $29,486 for the nine months ended September 30, 2001. The operating loss for the three months ended September 30, 2002 was $2,563, as compared to $1,624 for the three months ended September 30, 2001.





LIQUIDITY AND FINANCIAL CONDITION


For the nine months ended September 30, 2002, the statement of cash flows reflects net cash used in operating activities of $7,183, and net cash provided by financing activities of $5,784. For the nine months ended September 30, 2001, operating activities used cash of $28,476 and financing activities, primarily the sale of stock described below, provided cash of $54,049.


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



At September 30, 2002, we had cash of $1,273 and a working capital deficiency of $39,248. This compares to cash of $2,672, and a working capital deficiency of $1,107 at December 31, 2001.



We loaned funds to AVL Information Systems and its subsidiary to enable those entities to get the Chaperone units to market more quickly. Through December 31, 2001, we had orders for approximately 5,000 units of the Chaperone unit. We have had to work closely with the original orders since the market has slowed and delivery has not been requested for all of the units manufactured as of now. While we had revenues of $302,738 for the nine months ended September 30, 2002, sales at this level are not sufficient to cover our operating expenses or to engage in the type of marketing campaign that we need to pursue. Accordingly, we will have to pursue funding from external sources through a line of credit arrangement and/or the sale of debt and/or equity securities. We cannot assure you that we will be successful in these pursuits.


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

     10.4       Management Services Agreement dated January 1, 2002 (4)                              N/A

     10.5       2002 Stock Plan (4)                                                                  N/A

     99.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,
                as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350,
                as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------
(1) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

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