Form 10KSB
period 2002-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-04-09
CIK 1125280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ________________

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

       Securities registered under Section 12(g) of the Exchange Act: NONE



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ----    ----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

State issuer's revenues for its most recent fiscal year:  $301,750

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,026,532 AS OF MARCH 26, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,500,000 AS OF MARCH 26, 2003

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We are in the business of providing telecommunications services, principally in the People's Republic of China ("PRC").

BACKGROUND

         We were originally incorporated by AVL Information Systems Ltd. ("AVL") and its principal officers and directors in Nevada on March 8, 1999 under the name AVL SYS International Inc.. AVL is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. AVL has incurred significant operating losses over the past six fiscal years and has a working capital deficiency, which casts doubt upon its ability to continue as a going concern. AVL and its principal officers and directors incorporated us in an effort to start anew and to take advantage of what they perceived to be the benefits of a United States publicly traded company. They believed that a U.S. publicly traded company would provide a level of credibility in the automatic vehicle location system industry, access to additional funding in the U.S. markets, and the ability for us to enter into strategic alliances for the development, manufacturing and sale of automatic vehicle location systems. We changed our name to i-Track, Inc. on March 9, 2000.

         Effective September 30, 2001, we entered into a Worldwide Exclusive Distribution Agreement with AVL, covering all of the products manufactured by AVL, including the Spryte System(TM) and the Chaperone Personal Tracking Unit. These products are automatic vehicle location systems that integrate Global Positioning System technology, cellular-wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. These products are designed to enable customers to use the Internet to track the movement of their vehicles, employees, and goods and services. While there are several ways to transmit information from a vehicle to a central location, we believe these products provide significant value to customers by reducing their costs of doing business and increasing the productivity of their mobile resources.

         While we were able to sell AVL's products, we realized that our level of sales would not be sufficient to sustain the costs of operating a publicly traded company. Our exclusive distribution agreement with AVL was cancelled effective as of December 31, 2002 and we began to seek another business opportunity. On March 22, 2003, we acquired all of the issued and outstanding shares of Strategic Communications Partners, Inc., a Wyoming corporation ("Strategic"), pursuant to the terms of a Share Exchange Agreement. We issued a total of 19,000,000 restricted shares of our common stock to the shareholders of Strategic, so that the Strategic shareholders as a group own approximately 88.4% of our outstanding shares of common stock.

         Immediately prior to the closing of the acquisition of Strategic, we entered into an Assignment and Assumption Agreement with AVL, under which we transferred our business to AVL and AVL assumed our liabilities that related to this business. Our note receivable from a related party in the amount of $31,345 at December 31, 2002, was offset against accrued management fees of $30,000 owed to AVL. In addition, Peter Fisher, our sole officer and a director, and Tyler Fisher, who were owed $257,410 at December 31, 2002 by us, agreed to accept stock as payment of this debt.

         In connection with our acquisition of Strategic, we changed our name to China Wireless Communications, Inc. effective March 24, 2003.

STRATEGIC COMMUNICATIONS PARTNERS, INC.

         Strategic was incorporated in the State of Wyoming on August 13, 2002. It provides financial, technical, and marketing services for an investment, Goldvision Technologies Ltd. ("Goldvision") in Beijing, People's Republic of China ("PRC"). Strategic Communications Partners Limited ("SCPL") is a subsidiary of Strategic. SCPL was incorporated in Hong Kong on December 9, 2002. SCPL's operations to date consist solely of supporting the Beijing investment.

         On December 18, 2002, SCP entered into agreements with Goldvision, a company incorporated in the PRC, which is engaged in the business of providing satellite communication, broadband internet, content, wireless access and transport in Beijing. SCP will earn an initial 18% equity interest in Goldvision by paying $4,800,000, with the purchase price to be paid prorata over 12 months from the effective date of the agreement, which is February 18, 2003. SCP will have an 18% equity interest in Goldvision after these payments. SCP shall acquire an additional 6% equity interest in Goldvision by contributing $2,400,000 over a period of 12 months after the purchase of the initial interest. Under these agreements, SCP will receive 49% of all future net revenues from the sale of all services.

         On March 4, 2003, SCPL set up a wholly owned foreign enterprise, Beijing In-Touch Information System Co. Ltd. ("In-Touch") in the PRC. In-Touch is engaged in the business of telecommunication system integration, broadband wireless access providers and providers of VPN's and other wireless access, transport and enhanced data services. Essentially, In-Touch is the exclusive provider of wireless "last mile" services to large commercial users and carriers.

         As of March 24, 2003, SCP has 7 employees, 4 of which are full-time in the United States. In-Touch in Beijing has 25 full-time employees. None of our employees is covered by a collective bargaining agreement.

         COMPETITION

         The telecommunications industry is highly competitive. We compete with a number of other companies, including major communications companies that are more experienced and have greater financial resources. We do not hold a significant competitive position in this industry.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS

         Our operations are subject to various levels of government controls and regulations in the PRC.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 7365 Village Square Drive #1611, Castle Rock, Colorado, where we lease approximately 850 square feet of space on a lease expiring in July 2003.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was approved for trading on the over-the-counter bulletin board ("OTCBB") under the symbol "ITRK" on August 7, 2001. On December 2, 2002, the symbol was changed to "ITCK" to reflect a 1-for-20 reverse stock split. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since August 2001, as adjusted to reflect the reverse stock split:

                                                   BID OR TRADE PRICES

        2001 FISCAL YEAR                         HIGH               LOW
        ----------------                         ----               ---

        Quarter Ending 09/30/01...............  $20.00            $20.00
        Quarter Ending 12/31/01...............  $30.00            $12.00

        2002 FISCAL YEAR                         HIGH               LOW
        ----------------                         ----               ---
        Quarter Ending 03/31/02...............  $ 8.80            $ 3.60
        Quarter Ending 06/30/02...............  $ 4.80            $ 2.40
        Quarter Ending 09/30/02...............  $ 2.50            $ 0.80
        Quarter Ending 12/31/02...............  $ 1.20            $ 0.12

         As of March 26, 2003, there were approximately 130 record holders of our common stock

         On March 26, 2003, the closing price for our common stock on the OTCBB was $0.75.

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         During the last two fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

         As of December 31, 2002, we had an equity compensation plan that had been approved by the board of directors but not adopted by the shareholders. A 2003 Stock Plan was adopted in January 2003.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Effective March 22, 2003, an arrangement was completed between i-Track, Inc. and Strategic Communications Partners, Inc., whereby the shareholders of Strategic exchanged all of their common shares for 19,000,000 shares of i-Track's common stock.

         Following the acquisition the former shareholders of Strategic held approximately 88.4% of our total issued and outstanding common shares. Accordingly, Strategic was thereby deemed to be the acquiror. Accordingly, the transaction has been accounted for as a reverse takeover using the purchase method whereby the assets and liabilities of i-Track have been recorded at their fair market values and operating results have been included in our financial statements from the effective date of purchase. The fair value of the net assets acquired is equal to their book values.

         Included in this report are the audited financial statements of i-Track as of and for the year ended December 31, 2002, the audited financial statements of Strategic as of and for the period ended December 31, 2002, and the pro forma combined balance sheet and statement of operations reflecting the acquisition transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

FOREIGN CURRENCIES

         Transactions in foreign currencies are translated at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains and losses are recorded in the statement of operations.

I-TRACK, INC.

         RESULTS OF OPERATIONS. i-Track generated sales of $301,750 for the year ended December 31, 2002, as compared to $60,000 for the preceding year. Cost of sales, as a percentage of sales, decreased to 83.1% from 85.6%. Accordingly, gross profit increased from $8,640 for fiscal 2001 to $51,115 for fiscal 2002. Administrative and selling expenses increased 147.9% from $34,165 in 2001 to $84,697 in 2002 due to the higher level of activity in 2002. Management and other fees to stockholders increased from $0 in 2001 to $258,000 in 2002. The increase was due to the accrual of compensation to Peter Fisher and Tyler Fisher in the aggregate amount of $258,000. They had not received any compensation in 2001. In 2001, we expensed the amounts loaned to AVL Information Systems Ltd. and its subsidiary and the accrued interest on those loans as bad debts, as we did not believe that the loans would be repaid. As a result, we incurred a net loss of $1,334,786 for the year ended December 31, 2001, as compared to $291,582 for the year ended December 31, 2002.

         LIQUIDITY AND CAPITAL RESOURCES. For the year ended December 31, 2002, we used cash of $1,894 in our operations. There were no cash financing or investing activities in 2002. In comparison, for the year ended December 31, 2001, we used cash of $30,141 in our operations, which was offset by net cash provided by financing activities of $28,334. Our public offering and the exercise of warrants resulted in net proceeds of $250,095. Of this amount, $20,000 was used to repay related party advances and $201,761 was loaned to AVL and its subsidiary.

         We loaned funds to AVL and its subsidiary in 2001 to enable those entities to get the Chaperone units to market more quickly. However, we wrote off those loans as bad debts due to AVL's poor financial condition.

         At December 31, 2002, we had a working capital deficiency of $294,034, as compared to a deficiency of $1,107 at December 31, 2001. Of the 2002 amount, $257,410 was due to Peter Fisher and Tyler Fisher for compensation.

         The report of our independent auditor on the financial statements for the period ended December 31, 2002, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. As explained elsewhere in this report, we have been dependent upon AVL and AVL's financial condition is also uncertain.

STRATEGIC COMMUNICATIONS PARTNERS, INC.

         RESULTS OF OPERATIONS. Strategic was incorporated on August 13, 2002. It is considered to be in the development stage and has not yet generated revenues from planned principal operations. The period from inception to December 31, 2002, it has incurred general and administrative expenses of $1,015,482 and a net loss of $1,014,999.

         LIQUIDITY AND CAPITAL RESOURCES. For period ended December 31, 2002, Strategic used cash of $134,874 for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations is $809,350, which is the valuation of the shares of common stock issued as compensation. Investing activities also used cash of $60,000, which was an advance to a related party. See Item 12. Certain Relationships and Related Transactions. Cash of $392,450 was provided by financing activities, in the form of proceeds from the issuance of stock ($367,950) and net borrowing of $24,500.

         At December 31, 2002, Strategic had a working capital surplus of $162,301, of which $197,576 was in the form of cash and cash equivalents.

PLAN OF OPERATION

         As described above, i-Track completed the acquisition of Strategic in a reverse takeover transaction. Accordingly, this plan of operation discussion focuses on the proposed operations of Strategic.

         Strategic will market and sell services over the existing operational Goldvision delivery networks. These services comprise telecommunications services, broadband access, and VSAT (satellite) internet services in Beijing, PRC. Goldvision has a monopoly right to wireless spectrum in this market. Goldvision has built a 155Mbps wireless ring in Beijing around its 3-Ring Road.

         The Company is in discussion with several investment sources to provide the capital required to fund operations over the next several years. The Company will need to raise substantial capital over the next year to fund its commitment to Goldvision and its operations. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan, raising capital, and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the company to implement the business plan successfully could adversely impact the Company's business and prospects.

         The Company is also in discussions with several large Chinese national companies to provide wireless access to their customers.

         The Company plans currently to increase its staffing levels only as required by its operations. The Company currently has no plans to significantly increase the number of its employees.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective October 5, 2001, we changed our independent auditors from Stark Winter Schenkein & Co., LLP, f/k/a Stark Tinter, & Associates, LLC, Denver, Colorado, to Edward, Melton, Ellis, Koshiw & Company, P.C., Troy, Michigan. The change was not related to the competence, practices and procedures of Stark Winter Schenkein & Co., LLP.

         We believed that it would be more convenient and cost effective for us to retain auditors with offices located in the State of Michigan. Stark Winter Schenkein & Co, LLP did not maintain offices in the State of Michigan, and we identified Edward, Melton, Ellis, Koshiw & Company, P.C. as independent auditors with offices in Troy and Ann Arbor, Michigan. Our board of directors has approved the engagement of Edward, Melton, Ellis, Koshiw & Company, P.C.

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

         We did not consult with Edwards, Melton, Ellis, Koshiw & Company, PC as to (i) our registration statement filed on Form SB-1; (ii) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

         Effective December 19, 2002, Edwards, Melton, Ellis, Koshiw & Company, P.C. ("Edwards") resigned as our independent accountant. Edwards had informed us that it was no longer going to be conducting audits of public companies.

         During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted any other accountant regarding any of the matters identified in Item 304(a)(2) of Regulation S-B.

         Edwards audited our financial statements for the year ended December 31, 2001. Edwards' report for such periods did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles except for our ability to collect on $1,289,761 of loans receivable shown on our balance sheet at December 31, 2001 and our ability to continue as a going concern. The Edwards' report was subsequently reissued to reflect our assessment that the above loans receivable should have been written off as bad debts as of December 31, 2001.

         During the two most recent fiscal years and the subsequent interim period ending December 19, 2002, there were no disagreements with Edwards on any matter of accounting principles or practices, financial statements disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Edwards, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements. In addition, there were no such events as described under
Item 304 of Regulation S-B during our two most recent fiscal years and the subsequent interim period ending December 19, 2002.

         Effective February 19, 2003, we engaged The Rehmann Group, Troy, Michigan, as our principal accountant. Our board of directors has approved the engagement of The Rehmann Group.

         Prior to our engagement of The Rehmann Group, we had not consulted with The Rehmann Group as to the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our executive officers and directors are:

         NAME                     AGE       POSITION

         Phillip Allen             54       President, Chief Executive Officer
                                            and Director

         Brad Woods                44       Chief Financial Officer, Secretary,
                                            Treasurer and Director

         Peter W. Fisher           55       Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

PHILLIP ALLEN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Mr. Phillip Allen became our president, chief executive officer and a director upon the acquisition of Strategic. He has been involved in the telecommunications industry since 1990. Mr. Allen has held senior management positions with a number of development stage and startup companies including Capital Acceleration Corporation, Athena International, STA Telecommunications, GTE, VDC Telecommunications and Strategic Communications. From September 1998 to April 1999, he was the sales director for VDC Telecommunications, Denver, Colorado, where he hired and trained sales staff, negotiated carrier contracts, and defined product and service offering. From April 1999 to April 2000, he was the president of In-Touch Communications, Littleton, Colorado, a telecommunications consulting firm, which provided international enhanced services. He founded Strategic Communications Partners International in April 2000, which provided telecommunications consulting services in the area of international carrier terminations and enhanced services. He served as president of this company until July 2002. In August 2002, he founded Strategic to take advantage of the wireless broadband opportunity in China. He graduated from Central Michigan University with a B.S. degree in Business, Education and Social Sciences and an M.A. in General Educational Administration and has completed work on a doctorate program in Labor and Industrial Relations at Michigan State University.

BRAD WOODS, CHIEF FINANCIAL OFFICE, SECRETARY, TREASURER AND DIRECTOR

         Mr. Brad Woods became our chief financial officer, secretary, treasurer and a director upon the acquisition of Strategic. He is a member of Breckenridge Capital Consulting Group, LLC. He has extensive experience in international investments, acquisitions, taxation, and computer applications with both public and private companies. Mr. Woods has also worked for Arthur Andersen & Co., where he executed projects for and on behalf of clients in the oil and gas, financial services, leasing, lodging, retail and light manufacturing industries. His experience includes practicing before the Securities and Exchange Commission, both with existing public companies and initial public offerings. He has also served as an advisor to numerous companies. Mr. Woods is a CPA in Colorado and received his bachelor's degree in Business Administration with an emphasis in Accounting from Colorado State University.

PETER W. FISHER, DIRECTOR

         Mr. Fisher has been our director since April 2000, and was an officer from April 2000 until the acquisition of Strategic. Since 1992, Mr. Fisher has been the chairman and chief executive officer of AVL Information Systems Ltd., Ontario, Canada, a Canadian public company listed over-the-counter in Toronto. AVL Information Systems Ltd. develops and markets automatic vehicle location systems. From 1987 to 1992, Mr. Fisher was the president and chief executive officer of Tyrae Resources, Sarnia, Ontario, a junior capital pool corporation listed on the Alberta Stock Exchange. In that capacity, Mr. Fisher assisted in the development of stolen vehicle recovery technology. From 1982 to 1987, he was the president of Par Sar Investment Limited, Sarnia, Ontario, a Canadian private company that provided consulting services relating to funding and structuring of private and public companies. From 1979 to 1982, Mr. Fisher was a registered representative with Richardson Securities of Canada, and from 1974 to 1979, he was an account manager and registered representative for Midland Doherty Inc. of Canada, in Sarnia, Ontario.

CONFLICTS OF INTEREST

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

COMMITTEES

         We do not have any standing audit, nominating, or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         We are not subject to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our chief executive officers for the last three completed fiscal years.

                                                SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                ANNUAL COMPENSATION

                                                                            AWARDS             PAYOUTS
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL                                          COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
    NAME AND        YEAR    SALARY ($)    BONUS ($)     TION ($)       ($)       SARS (#)        ($)        TION ($)
---------------------------------------------------------------------------------------------------------------------
 Peter W. Fisher    2002        -0-          -0-          -0-          -0-          -0-          -0-        150,000
  President (1)
---------------------------------------------------------------------------------------------------------------------
Barbara Castanon    2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  President (2)     2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    2000        -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------

-------------------
(1)  Mr. Fisher was the President from October 21, 2002 to March 22, 2003.
(2)  Ms. Castanon was the President until October 20, 2002.

         There have been no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, through December 31, 2002.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have not paid our outside directors fees for their services. However, we propose to pay them in the future.

         By resolution dated March 17, 2003, our board of directors approved compensation of $150,000 and $108,000 to Peter Fisher and Tyler Fisher, respectively, retroactive to December 31, 2002. Such compensation was paid by issuing 764,624 and 550,529 shares of our common stock in March 2003.

EMPLOYMENT AGREEMENTS

         On March 25, 2003, we entered into employment agreements with Phillip Allen, our president and chief executive officer, and Brad Woods, our chief financial officer, secretary and treasurer. The agreements are identical. Each is for an initial term of ten years and requires an annual salary of $120,000 for the first year, with a cumulative annual increase of 10% every year commencing on the first anniversary of the agreement. If employment should terminate due to death or a disability, the salary then in effect shall continue for two years from the date of termination. If termination should occur without cause, including a termination upon a change in control, within four years of the expiration of the term of the agreement, we are obligated to pay Mr. Allen or Mr. Woods, as the case may be, an amount equal to his salary in effect during the last five years of the term of the agreement, within ten business days after the termination. For the purposes of the agreement, a change of control shall be deemed to occur upon the election of directors constituting a majority of the board who have not been nominated or approved by Mr. Allen or Mr. Woods and are not related to Mr. Allen or Mr. Woods. Each of Mr. Allen and Mr. Woods has agreed that during the period of his employment and for a period of one year following his employment, he shall not engage or have an ownership interest of more than 25% in any business directly competitive with us, or take any action that constitutes an interference with or a disruption of any of our business activities.

STOCK PLAN

         On January 31, 2003, our shareholders adopted the 2003 Stock Plan, which provides for the granting of both incentive stock options and nonstatutory stock options and stock purchase rights to officers, directors, employees, and independent contractors. The total number of shares of common stock that may be issued under this plan shall not exceed 15% of shares outstanding.

         The board of directors or one or more committees designated by the board administers this plan, and has the authority and discretion to do the following:

     o    determine the fair market value;
     o select the employees, directors, or consultants to whom options and stock purchase rights may be granted;
     o determine the number of shares of common stock to be covered by each option and stock purchase right granted under the Plan;
     o    approve forms of agreement for use under the Plan;
     o determine the terms and conditions of an option or stock purchase right granted under the Plan;
     o construe and interpret the terms of the Plan and awards granted under the Plan;
     o prescribe, amend, and rescind rules and regulations relating to the Plan;
     o    modify or amend each option or stock purchase right;
     o allow optionees to satisfy withholding tax obligations by electing to have the company withhold from the shares to be issued upon exercise of an option or stock purchase right that number of shares having a fair market value equal to the minimum amount required to be withheld;
     o authorize any person to execute on behalf of the company any instrument required to effect the grant of an option or stock purchase right; and
     o make all other determinations deemed necessary or advisable for administering the Plan.

         We may grant incentive stock options with the exercise price being 100% of the bid price on the date of grant, and nonstatutory stock options with the exercise price being not less than 85% of the bid price on the date of grant. The options are subject to any vesting, special forfeiture conditions, rights of repurchase, rights of first refusal, and other transfer restrictions as may be determined by the board or committee. Options granted cannot exceed a term of ten years, except in the case of incentive stock options granted to holders of 10% of more of our total combined voting power of all classes of stock, which cannot exceed a term of five years. The options terminate upon the earliest of
(1) the stated expiration date, (2) 30 days after the termination of the optionee's service for any reason other than total and permanent disability, (3) six months after the termination of the optionee's service by reason of total and permanent disability, or (4) six months after the optionee's death.

         Unless earlier terminated by the board of directors, this plan will terminate January 30, 2013.

         On March 23, 2003, the board of directors declared a bonus to cover compensation not paid to certain employees and consultants working for the Company. The options granted under the Company's 2003 Stock Plan were for a total of 1,150,000 shares of common stock at a price of $0.35 per share, the fair market value of the stock as of the date of grant.

         The options granted expire three years from the date of grant. The options are subject to a restriction on the sale of the shares issuable upon exercise. Persons granted 1,000,000 of the options who exercise their options may sell no more than 25% of the total number of shares covered by their respective option granted in each six-month period over the next two years. Peter Fisher, who was granted 150,000 options, may sell no more than 50% of the total number of shares covered by his option during the first six months.

         The Company plans to file a registration statement covering the shares issuable upon exercise of the stock options.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 26, 2003:

------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                  BENEFICIAL OWNERSHIP               PERCENT OF CLASS (2)
------------------------------------------------------------------------------------------------------------------
Phillip Allen                                                 3,275,000 (3)                          15.0%
6290 Hampton Court
Castle Rock, CO 80108
------------------------------------------------------------------------------------------------------------------
Brad Woods                                                    1,425,000 (3)                           6.5%
P.O. Box 4476
Frisco, CO 80443
------------------------------------------------------------------------------------------------------------------
Peter W. Fisher                                               1,514,624 (4)                           7.0%
232 Passingham Drive
Sarnia, Ontario N7T 7H4 Canada
------------------------------------------------------------------------------------------------------------------
All officers and directors as a group  (3 persons)            6,214,624 (5)                          27.9%
------------------------------------------------------------------------------------------------------------------

------------------------
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 21,500,000 shares of Common Stock outstanding as of March 26, 2003. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 26, 2003, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)  Includes 300,000 shares issuable upon the exercise of stock options.

(4)  Includes 150,000 shares issuable upon the exercise of stock options.

(5)  Includes 750,000 shares issuable upon the exercise of stock options.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

STRATEGIC COMMUNICATIONS PARTNERS, INC.

         In November 2002, we remitted $60,000 to Train Top Investment & Trading Ltd., a company beneficially owned and controlled by Kent Lam, primarily for the purposes of arranging the set up of the Beijing operations. Mr. Lam is a shareholder and vice president of marketing of Strategic, as well as a shareholder of SCPL and president of our Beijing-based China operating company. This amount is shown on Strategic's balance sheet at December 31, 2002 as a receivable from a related party.

         During the period ended December 31, 2002, Strategic paid amounts to related parties as follows::

-------------------------------------------------------------------------------------------------------------------
NAME                      RELATIONSHIP TO STRATEGIC                  AMOUNT PAID          NATURE OF PAYMENT
-------------------------------------------------------------------------------------------------------------------
Phillip Allen             Shareholder, Chairman of the                 $22,500            Consulting fee
                          Board, President, and Chief
                          Executive Officer
-------------------------------------------------------------------------------------------------------------------
Iain Stewart              Shareholder                                  $21,000            Consulting fee
-------------------------------------------------------------------------------------------------------------------
Blake Ratcliff            Shareholder and vice president               $52,500            Consulting fee
                          of operations
-------------------------------------------------------------------------------------------------------------------
StarTele.Com LLC          Shareholder                                  $13,000            Consulting fee
-------------------------------------------------------------------------------------------------------------------
Brad Woods                Shareholder and vice president
                          and chief financial officer                  $12,500            Consulting fee
-------------------------------------------------------------------------------------------------------------------

George Kriegar            Sole shareholder of StarTele.Com             $7,375             Consulting fee
                          LLC
-------------------------------------------------------------------------------------------------------------------
StarTele.Com LLC          Shareholder                                  $22,750            Commission and related
                                                                                          fees
-------------------------------------------------------------------------------------------------------------------

         Peter Wei, one of Strategic's shareholders, is also a major shareholder of Goldvision.

I-TRACK, INC.

         AVL INFORMATION SYSTEMS LTD. AVL Information Systems Ltd., Ontario, Canada, is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. AVL Information Systems Ltd. was our controlling shareholder. Peter Fisher, our sole officer and a director of our company up to the acquisition of Strategic, is also an officer and director of AVL Information Systems Ltd. Tyler Fisher, a relative of Peter Fisher and a shareholder of our company, is a director of AVL Information Systems Ltd. Peter Fisher owns approximately 22.6% of the outstanding shares of AVL Information Systems Ltd., and is the controlling principal of that company. Up to the acquisition of Strategic, we relied entirely upon our relationship with AVL Information Systems Ltd. and Peter Fisher. Our dependence upon AVL Information Systems Ltd. made us vulnerable to changes in the operations of AVL Information Systems Ltd.

         We entered into a management services agreement with AVL Information Systems Ltd. dated as of January 1, 2002. The agreement called for a payment of $2,500 per month to AVL Information Systems Ltd. and we received manpower, equipment, and premises from AVL Information Systems in return. Management fees under this arrangement were $7,500 and $30,000 for the years ended December 31, 2001 and 2002, respectively.

         Prior to the closing of the acquisition of Strategic, we transferred our business to AVL and AVL assumed our assets and liabilities that related to this business. Accordingly, AVL and we terminated the Management Services Agreement and confirmed the termination of the Worldwide Distribution Agreement. In addition, our note receivable from a related party in the amount of $31,345 at December 31, 2002, has been offset against $30,000 owed to AVL for accrued management fees and the difference has been assumed by AVL. Lastly, Peter Fisher, our sole officer and a director, and Tyler Fisher, his son, who were owed $257,410 at December 31, 2002 by us, agreed to accept stock as payment of this debt. A total of 1,315,153 shares were issued in March 2003.

         PETER W. FISHER. On March 20, 2000, Mr. Fisher advanced $15,000 for working capital. On August 2, 2000, we signed a promissory note to repay Mr. Fisher by March 31, 2001. Under the promissory note, we were not required to pay interest on the money and we could prepay Mr. Fisher in whole or in part at any time prior to March 31, 2001, without penalty. Mr. Fisher forgave this note as of December 31, 2001.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
       2.1 Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (1)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation (2)
--------------------------------------------------------------------------------
       3.2          Bylaws (2)
--------------------------------------------------------------------------------
       3.3          Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
       10.1 Promissory Note dated August 20, 2000, in the amount of $15,000, payable to Peter Fisher (1)
--------------------------------------------------------------------------------
       10.2         2003 Stock Plan, as amended
--------------------------------------------------------------------------------
       10.3         Assignment and Assumption Agreement between i-Track, Inc.
                    and AVL Information Systems Ltd. dated March 21, 2003
--------------------------------------------------------------------------------
       10.4 Sales, Marketing and Operations Agreement between Beijing Goldvision Technologies Ltd. and Strategic Communications Partners, Inc. dated December 18, 2002
--------------------------------------------------------------------------------
       10.5 Investment Contract between Beijing Goldvision Technologies Ltd. and Strategic Communications Partners, Inc. dated December 18, 2002
--------------------------------------------------------------------------------
       10.6 Extension Agreement to Investment Contract between Goldvision Technologies Ltd. and Strategic Communications Partners, Inc. dated February 7, 2003
--------------------------------------------------------------------------------
       10.7         Employment Agreement dated March 25, 2003 with Phillip Allen
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
       10.8         Employment Agreement dated March 25, 2003 with Brad A. Woods
--------------------------------------------------------------------------------
       16.1         Letter from Stark Winter Schenkein & Co., LLP f/k/a Stark
                    Tinter & Associates (4)
--------------------------------------------------------------------------------
       16.2         Letter from Edwards, Melton, Ellis, Koshiw & Company, P.C.
                    dated January 20, 2003 (5)
--------------------------------------------------------------------------------
        21          Subsidiaries of the registrant
--------------------------------------------------------------------------------
       99.1         Certification of Principal Executive Officer Pursuant to
                    18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
       99.2         Certification of Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

--------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 5, 2001.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 19, 2002.

         Reports on Form 8-K: A report on Form 8-K dated November 19, 2002 was filed on November 26, 2002, reporting, under Item 5, a reverse stock split of our common stock. No financial statements were required to be filed with the report.


ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHINA WIRELESS COMMUNICATIONS, INC.



Date:  April 7, 2003                  By:   /s/ PHILLIP ALLEN
                                         ---------------------------------------
                                             Phillip Allen, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                    TITLE                              DATE


                                               President, Chief Executive Officer
/s/ PHILLIP ALLEN                              and Director                             April 7, 2003
-------------------------------------          (Principal Executive Officer)
Phillip Allen                                  (Principal Executive Officer)


                                               Chief Financial Officer, Secretary,
                                               Treasurer and Director
/s/ BRAD WOODS                                 (Principal Financial and Accounting      April 7, 2003
-------------------------------------          Officer)
Brad Woods



/s/ PETER W. FISHER                            Director                                 April 7, 2003
-------------------------------------
Peter W. Fisher



                                  CERTIFICATION


I, Phillip Allen, certify that:


1. I have reviewed this annual report on Form 10-KSB of China Wireless Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in   this  annual   report   our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 7, 2003

                                          /s/ Phillip Allen
                                         ---------------------------------------
                                         Phillip Allen, President
                                         (principal executive officer)

                                  CERTIFICATION


I, Brad Woods, certify that:


1. I have reviewed this annual report on Form 10-KSB of China Wireless Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in   this   annual   report  our  conclusions  about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 7, 2003
                                              /s/ Brad Woods
                                         ---------------------------------------
                                         Brad Woods, Chief Financial Officer

                                  I-TRACK, INC.
                             FORT GRATIOT, MICHIGAN

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002











                                 REHMANN ROBSON
                          Certified Public Accountants

                                  I-TRACK, INC.

                                TABLE OF CONTENTS




                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                     F-3 - F-4

FINANCIAL STATEMENTS FOR THE YEAR ENDED
     DECEMBER 31, 2002

     Balance Sheet                                                  F-5

     Statement of Operations                                        F-6

     Statement of Stockholders' Deficit                             F-7

     Statement of Cash Flows                                        F-8

     Notes to Financial Statements                               F-9 - F-13

REHMANN ROBSON
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
A member of THE REHMANN GROUP               An Independent Member of Baker Tilly
                                            International



                          INDEPENDENT AUDITORS' REPORT


                                 March 22, 2003



Shareholders and Board of Directors of i-Track, Inc.
Fort Gratiot, Michigan


We have audited the accompanying balance sheet of i-Track, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-TRACK, INC. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is dependent on AVL Information Systems, Ltd. and AVL Information Systems, Inc., (collectively, "AVL") for all management and administrative functions. In addition, as of December 31, 2002, the Company ceased being a distributor of AVL's products, which was its sole source of revenue. The Company also has a stockholders' deficit of $294,034 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       5750 New King Street o Suite 100 o Troy, MI 48 98 o 248-952-2676 o
                       Fax 248-952-5464 o www.rehmann.com

As described more completely in Note 8, in March 2003 the Company entered into a "Share Exchange Agreement" under which it will issue stock in exchange for the stock of an unrelated entity. In addition, also subsequent to year end, the Company entered into an Assignment and Assumption Agreement with its majority stockholder whereby the stockholder will assume all of the Company's assets and liabilities.



/s/ REHMANN ROBSON

Troy, Michigan
                                  i-Track, Inc.

                                  BALANCE SHEET

--------------------------------------------------------------------------------

                ASSETS                                            DECEMBER 31
                                                                    2 0 0 2
                                                               -----------------
CURRENT ASSETS
  Cash                                                         $           778
                                                               -----------------

TOTAL ASSETS - ALL CURRENT                                     $           778
                                                               =================




   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                             $        37,402
  Due to stockholders                                                  257,410
                                                               -----------------

TOTAL LIABILITIES - ALL CURRENT                                        294,812
                                                               -----------------

CONTINGENCY (NOTE 6)

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 2,500,000 shares
    authorized, 1,184,847 shares
    issued and outstanding                                               1,185
  Additional paid-in capital                                         1,367,610
  Accumulated deficit                                               (1,661,484)
  Due from related companies                                            (1,345)
                                                               -----------------

TOTAL STOCKHOLDERS' DEFICIT                                           (294,034)
                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $           778
                                                               =================




The accompanying notes are an integral part of these financial statements.

                                  i-Track, Inc.

                             STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                                  2 0 0 2
                                                              ----------------

Sales                                                           $   301,750

Cost of sales                                                       250,635
                                                              ----------------

GROSS PROFIT                                                         51,115

Administrative and selling expenses                                  84,697
Management and other fees to stockholders                           258,000
                                                              ----------------

NET LOSS                                                        $  (291,582)
                                                              ================

Weighted average number of common
  shares outstanding                                              1,184,847
                                                              ================

Net loss per common share                                       $     (0.25)
                                                              ================







The accompanying notes are an integral part of these financial statements.

                                  i-Track, Inc.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

------------------------------------------------------------------------------------------------------------------------------------

                                       COMMON STOCK                                                    DUE FROM            TOTAL
                               -----------------------------       ADDITIONAL       ACCUMULATED        RELATED         STOCKHOLDERS'
                                   SHARES          AMOUNT       PAID-IN CAPITAL       DEFICIT          COMPANIES          DEFICIT
                               --------------   ------------    ---------------   ----------------   -------------    --------------
Balances, January 1, 2002         1,184,847        $ 1,185       $   1,367,610     $  (1,369,902)     $         -      $    (1,107)

Advances to related                       -              -                   -                 -           (1,345)          (1,345)
company

Net loss                                  -              -                   -          (291,582)               -         (291,582)
                               --------------   ------------    ---------------   ----------------   -------------    --------------

BALANCES,
  DECEMBER 31, 2002               1,184,847        $ 1,185       $   1,367,610     $  (1,661,484)     $    (1,345)     $  (294,034)
                               ==============   ============    ===============   ================   =============    ==============



The accompanying notes are an integral part of these financial statements.

                                  i-Track, Inc.

                             STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                   YEAR ENDED
                                                                   DECEMBER 31
                                                                     2 0 0 2
                                                                ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $    (291,582)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Management and other fees to stockholders                          258,000
    Changes in operating assets and liabilities
      which provided (used) cash:
        Advances to related companies                                   (1,345)
        Accounts payable                                                33,623
        Due to stockholders                                               (590)
                                                                ----------------
NET CASH USED IN OPERATING ACTIVITIES                                   (1,894)

Cash, beginning of year                                                  2,672
                                                                ----------------

CASH, END OF YEAR                                                $         778
                                                                ================










The accompanying notes are an integral part of these financial statements.

                                  i-TRACK, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         i-Track,.Inc. (formerly AVL SYS International, Inc.), "the Company", was incorporated under the laws of the state of Nevada on March 8, 1999. The Company was primarily engaged in the marketing and distribution of an automatic vehicle location system which integrates global positioning system technology, cellular-wireless communications and the internet to enable businesses to manage their mobile resources with location relevant and time sensitive information. These units are known as the "Chaperone" and "Spryte" systems. The automatic vehicle location system has been developed by AVL Information System, Ltd., and its wholly owned subsidiary AVL Information System, Inc. AVL Information Systems, Ltd. ("AVL") is the majority shareholder of the Company and determines the prices of the products purchased by the Company.

         GOING CONCERN

         The Company has incurred significant operating losses since its inception, and at December 31, 2002 has a total stockholder deficit of $294,034. The Company's sole source of revenue was related to products it sold under an exclusive licensing agreement with AVL. AVL has cancelled that agreement and the Company has recognized no revenue from AVL product sales, nor any other revenue, since September 2002. In addition, the Company is dependent on AVL for administrative and management services as it has no employees, office space or equipment. Management of the Company believes that AVL's financial condition is also uncertain and its ability to continue as a going concern is in question. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management believes that the Company must merge with or be acquired by an independent entity, which is itself financially healthy, if the Company is to continue operating in the normal course of business. As discussed in more detail in Note 7, the Company signed a "Share Exchange Agreement" for such a transaction in March 2003.

         REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

         The Company grants credit to customers and does not require collateral for credit granted. The Company recognizes revenue when its products are delivered or services are provided.

         NET LOSS PER COMMON SHARE

         The Company calculates net loss per share as required by Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding.

                                  i-TRACK, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         INCOME TAXES

         Deferred income taxes are provided based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred income tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.


2.       DUE TO STOCKHOLDERS

         The Board of Directors adopted a resolution providing for a total payment of $258,000 to Peter Fisher, a Company director, officer and stockholder, and Tyler Fisher, a stockholder. The approved liability represents payment for services rendered by the Fishers on behalf of the Company, for among other things, arranging the Company's common stock offering (Note 3), identifying potential business partners (Note
         7), and overseeing the Company's operations. The Company expects to issue 1,315,153 shares of its common stock to be registered on Form S-8 for filing with the Securities and Exchange Commission in full satisfaction of this liability.


3.       COMMON STOCK TRANSACTIONS

         In November 2002, the Company's Board of Directors approved a 1-for-20 reverse stock split of its common stock, which was implemented effective November 30, 2002. Each 20 shares of common stock existing prior to November 30, 2002 was converted into one share of common stock. Prior to this split, the Company had 23,696,900 outstanding common shares; after the split 1,184,847 common shares were outstanding. In addition, the Company also reduced the number of its authorized common shares from 50,000,000 to 2,500,000.

                                  i-TRACK, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       INCOME TAXES

         As described in Note 6, the Company entered into a SHARE EXCHANGE AGREEMENT (the "Agreement") subsequent to year end. Due to the change in ownership that will result under the Agreement, the Company's net operating loss carryforwards, which are the only items impacting deferred taxes, will be forfeited pursuant to Internal Revenue Code provision.


5.       COMMON STOCK OPTION PLAN

         On February 19, 2002, the Company's Board of Directors adopted the "2002 Stock Plan of i-Track, Inc" (the Plan). The Plan covers outside directors, selected employees, advisors and consultants, and provides for the direct award or sale of shares and for the grant of options to purchase the Company's shares. Options granted under the Plan may include Nonstatutory Options as well as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue code. The Plan is administered by a Committee, which is either the full Board of Directors and or a committee designated by the Board.

         Outside directors may receive only Nonstatutory Options (those which are not described in Sections 422(b) or 423(b) of the Internal Revenue
         Code) with an exercise price equal to 100 percent of the bid price of a share on the date of grant. Such options terminate at the earlier of two months after an outside director's termination (as defined in the agreement), or the fifth anniversary of the grant.

         Employees (as defined in the agreement) may receive both Incentive Stock Options and Nonstatutory Options. The purchase price for employee shares shall not be less than 85% of the bid price and the exercise price of Incentive Stock Options shall not be less than 100 percent of the bid price of a share on the date of grant.

         The aggregate number of shares which may be issued under the Plan shall not exceed 15% of the Company's outstanding shares, subject to certain limits as defined in the Plan. Employee options generally expire after five years.

         There have been no stock awards issued under this plan as of December 31, 2002.

         Although the Plan was approved by the Board of Directors, it was not approved by the stockholders. Subsequent to year end, a stock option plan was approved by the Board of Directors and stockholders (Note 8).


6.       CONTINGENCY

         In December 2002, the Company entered into a Settlement Agreement with Numerex Solutions LLC ("Numerex") and Cellemetry, LLC ("Cellemetry"), two businesses which provided services,
                                  i-TRACK, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         assembly and parts for the Chaperone tracking units. Numerex asserts that, through a series of transactions, it was owed $654,453 by the Company. Numerex, Cellemetry, AVL and i-Track sought to resolve these matters by entering into the Settlement Agreement. Under the terms of the agreement, Numerex agreed to a settlement of $144,453 in exchange for, among other things, 1) AVL and i-Track transferring or licensing the operating software owned and utilized by AVL and or i-Track, 2) AVL and i-Track granting an irrevocable, non-exclusive license to use, manufacture, sell and sublicense the right to use, manufacture and sell the Chaperone asset tracking units, 3) AVL and or i-Track irrevocably selling, transferring and assigning to Numerex the right to various domain names, tradenames, trademarks, etc.

         Under the agreement, i-Track and AVL are jointly and severally liable for this $144,453 liability. Subsequent to year end, AVL and i-Track entered into an Assignment and Assumption Agreement under which AVL assumed i-Track's liabilities (Note 8). Because of the joint nature of the liability and the existence of the Assumption agreement, Management believes this liability is appropriately treated as a contingency as of December 31, 2002.


7.       SUBSEQUENT EVENTS

         COMMON AND PREFERRED STOCK

         In connection with an anticipated purchase of its common stock (see below), in January 2003 the Company increased the number of its authorized $.0001 par value common stock to 50,000,000 shares. In addition, the Company authorized 1,000,000 shares of $.01 par value preferred stock.

         MERGER TRANSACTION

         On March 17, 2003, the Company entered into a "Share Exchange Agreement" (the "Agreement), under which the Company acquired as a wholly owned subsidiary, a privately held Wyoming corporation, Strategic Communications Partners, Inc. (Strategic), in a stock-for-stock transaction. Under the terms of the Agreement, each holder of Strategic's common stock received 2.5 shares of the Company's common stock, such that the Strategic shareholders as a group own 19,000,000 restricted, unregistered shares, or approximately 88.4% of the Company's outstanding common stock. In connection with the Agreement, the Company changed its name to "China Wireless Communications, Inc.". As part of the transaction, all of the Company's directors, except for Peter Fisher, resigned, and two Strategic officers were appointed to fill the vacancies. The new board is expected to appoint the two Strategic directors as Chairman and President and Secretary and Treasurer, respectively.

         BUSINESS ACTIVITIES

         On March 21, 2003, the Company entered into an "Assignment and Assumption Agreement" with AVL whereby the Company distributed to AVL all its assets and AVL assumed all liabilities of the Company and the Company will no longer engage in its prior operations.

                                  i-TRACK, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         STOCK PLAN

         In January 2003, the Company adopted the "2003 Stock Plan" which provides for the granting of both incentive stock options and nonstatutory stock options and stock purchase rights to officers, directors, employees and independent contractors. The total number of shares of common stock that may be issued under this plan shall not exceed 15% of outstanding shares and the board of directors or one or more committees designated by the board shall administer the plan.



                                    * * * * *
                                  i-TRACK, INC.
                        F/K/A AVL SYS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          YEAR ENDED DECEMBER 31, 2001
                                      WITH
                          INDEPENDENT AUDITORS' REPORT
                                  i-Track, Inc.
                        F/K/A AVL SYS International, Inc.
                          (A Development Stage Company)
                                December 31, 2001



                                    CONTENTS



Independent auditors' report                                          F-16

FINANCIAL STATEMENTS:

    Balance sheet                                                     F-18

    Statements of operations                                          F-19

    Statement of changes in stockholders' equity (deficit)         F-20-F-21

    Statements of cash flows                                          F-22

    Notes to financial statements                                  F-23-F-26

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

                             AUDITED FINANCIAL STATEMENTS
                             STRATEGIC COMMUNICATIONS PARTNERS, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                             PERIOD FROM AUGUST 13, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)





We have audited the accompanying balance sheet of Strategic Communications Partners, Inc. (a development stage company) ("the Company") as of December 31, 2002 and the related statement of operations, stockholders' equity and cash flows for the period from August 13, 2002 (date of inception) to December 31, 2002. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for the period from August 13, 2002 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has been in the development stage since its inception and has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ MOORES ROWLAND

MOORES ROWLAND
CHARTERED ACCOUNTANTS
CERTIFIED PUBLIC ACCOUNTANTS
HONG KONG

Date: March 14, 2003

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================



                                                NOTE                        US$

OPERATING REVENUE                                                             -

OPERATING EXPENSES
General and administrative expenses                                  (1,015,482)
                                                                 ---------------

LOSS FROM OPERATIONS                                                 (1,015,482)
                                                                 ---------------

NON-OPERATING INCOME
Interest income                                                             319
Other income                                                                164
                                                                 ---------------

Total non-operating income                                                  483
                                                                 ---------------

LOSS BEFORE INCOME TAXES                                             (1,014,999)

Income taxes                                      7                           -
                                                                 ---------------

NET LOSS                                                             (1,014,999)
                                                                 ===============


NET LOSS PER SHARE:
    Basic                                       3(e)                      (0.45)
                                                                 ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   3(e)                  2,248,290
                                                                 ===============


The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

BALANCE SHEET
As of December 31, 2002
================================================================================


ASSETS                                               NOTE                    US$

CURRENT ASSETS
Cash and cash equivalents                                               197,576
Due from related party                               6(b)                60,000
                                                                 ---------------

TOTAL ASSETS                                                            257,576
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other accrued liabilities                           70,775
Notes payable                                         4                  24,500
                                                                 ---------------

TOTAL LIABILITIES                                                        95,275
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value US$0.001 each,
    100,000,000 shares of stock authorized,
    5,213,400 shares of stock issued and outstanding                      5,213
Additional contributed paid-in capital                                1,172,087
Accumulated deficit                                                  (1,014,999)
                                                                 ---------------

TOTAL STOCKHOLDERS' EQUITY                                              162,301
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              257,576
                                                                 ===============


The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================



                                          COMMON STOCK                    ADDITIONAL           ACCUMU-
                                   ----------------------------          CONTRIBUTED             LATED
                                        NUMBER         AMOUNT        PAID-IN CAPITAL           DEFICIT             TOTAL
                                                          US$                    US$               US$               US$
Common stock issued for cash at
US$0.001 per share                   2,850,000          2,850                      -                 -             2,850

Common stock issued for cash at
US$0.50 per share, net of
offering costs of US$7,250             960,000            960                471,790                 -           472,750

Common stock issued for services
at US$0.50 per share                   750,000            750                374,250                 -           375,000

Common stock issued for cash and
services at US$0.50 per share          653,400            653                326,047                 -           326,700

Net loss for the period                      -              -                      -        (1,014,999)       (1,014,999)
                                  -------------    ------------      ----------------    ---------------    --------------

BALANCE AS OF DECEMBER
    31, 2002                         5,213,400          5,213              1,172,087        (1,014,999)          162,301
                                  =============    ============      ================    ===============    ==============

The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================


                                                                           2002
                                                                            US$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             (1,014,999)

Adjustments to reconcile net loss to net cash used in
operating activities:-
    Common stocks issued for compensation                               809,350
    Changes in working capital:
      Accrued expenses and other accrued liabilities                     70,775
                                                                ----------------

NET CASH USED IN OPERATING ACTIVITIES                                  (134,874)
                                                                ----------------


NET CASH USED IN INVESTING ACTIVITIES
Advances to a related party                                             (60,000)
                                                                ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of common stock                                  367,950
Proceeds from issuance of notes payable                                  47,000
Repayment of notes payable                                              (22,500)
                                                                ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               392,450
                                                                ----------------

CASH AND CASH EQUIVALENTS, AS OF END OF THE PERIOD                      197,576
                                                                ================

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Bank balances                                                           197,576
                                                                ================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Common stocks issued for compensation                                   809,350
                                                                ================

The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         The Company was incorporated in the State of Wyoming, the United States ("US") on August 13, 2002 with authorized share capital of 100,000,000 shares at a par value of US$0.001 each. Neither the Company nor its subsidiary has commenced revenue-producing activities, and, accordingly, is considered in the development stage. The principal activities of the Company are investment holding, and provision of financial, technical and marketing services for its operating subsidiary in Beijing, China. As of December 31, 2002, the Company had 5,213,400 shares of US$0.001 each common stock in issue. 3,530,000 shares of common stock were allotted for cash at considerations of US$367,800. 1,683,400 shares of common stock were issued for compensation and cash consideration with aggregate value of US$809,500. These issues of shares in excess of their par value resulted in additional contributed paid-in capital of US$1,172,087.

         On December 9, 2002, the Company subscribed 950,000 shares of HK$1 each of Strategic Communications Partners Limited ("SCPL"). SCPL was incorporated in Hong Kong on December 9, 2002 with authorized share capital of 1,000,000 shares at a par value of HK$1 each. As of December 31, 2002, the Company had not yet paid for the shares in SCPL and SCPL had not yet commenced business. As the investment cost in SCPL was not yet paid up as at the balance sheet date, no consolidated financial statements have been prepared. The Company will account for its investment in SCPL using the purchase method of accounting once it has paid up the share capital of SCPL.

         On December 18, 2002, the Company signed an agreement with Beijing Goldvision Technologies Ltd. ("Goldvision"). Pursuant to which the Company would purchase an initial 18% equity interest in Goldvision at an aggregate consideration of US$4,800,000 from the existing owners of Goldvision. According to the provisions of the agreement, SCPL shall contribute a payment of US$200,000 within 60 days of the effective date of the agreement (i.e. December 18, 2002, the date the parties signed the agreement), followed by 10 monthly payments of US$170,000 each. On February 7, 2003, this agreement was modified to extend the effective date by 60 days, with other terms and conditions remain unchanged. At the close of the twelvth month from the effective date of the agreement, SCP will contribute an additional payment of US$2,900,000, reaching the total of US$4,800,000 within the first twelve months after the effective date of the agreement. The agreement also stipulates that SCPL shall acquire a further 6% equity interest in Goldvision by contributing US$200,000 per month for 12 months from the thirteenth month to the twenty-fourth month after the effective date of the agreement, equaling a total of US$2,400,000. Goldvision is incorporated in the Peoples' Republic of China ("PRC") and is engaged in the business of providing satellite communication, broadband internet, content, wireless access and transport in Beijing, PRC.



--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================


2.       BASIS OF PRESENTATION

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

         The Company is in the development stage and has incurred losses of US$1,014,999 since inception, which raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      BASIS OF ACCOUNTING
                  The  financial   statements   have  been  prepared  under  the
                  historical cost convention. Cost in relation to assets represents the cash amount paid or the fair value of the asset, as appropriate.

         (b)      SUBSIDIARY
                  A subsidiary is an affiliate controlled by the Company directly, or indirectly through one or more intermediaries. The term control (including the terms controlling, controlled by and under common control with) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.

         (c)      INCOME TAXES
                  Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for current period. Provision for deferred taxes requires the recognition of deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences without regard to the probability of future reversal. As temporary differences are immaterial, no provision for deferred taxes has been made.

         (d)      RELATED PARTIES
                  Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

         (e)      FOREIGN CURRENCIES
                  Transactions in foreign currencies are translated at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains and losses are recorded in the statement of operations.

         (f)      CASH AND CASH EQUIVALENTS
                  Cash equivalents include all highly liquid investments, generally with original maturities of three months or less, that are readily convertible to known amounts of cash and are so near maturity that they represent insignificant risk of changes in value because of changes in interest rates.



--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      OPERATING LEASES
                  Leases where substantially all of the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

         (h)      ORGANIZATION COSTS
                  Organization costs comprise mainly of consulting expenses, investment expenses and other start-up cost and are expensed in the statement of operations during the period/year in which they are incurred.

         (i)      USE OF ESTIMATES
                  The preparation of the financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported period. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as depreciation, taxes and contingencies.

         (j)      COMPREHENSIVE LOSS
                  There were no items of other comprehensive income/loss during the period, and, thus, net loss is equal to comprehensive loss during the period.

         (k)      EARNINGS / LOSS PER SHARE
                  Basic earnings / loss per common share are computed by dividing net earnings / loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of shares that were outstanding during the period.

         (l)      NEW ACCOUNTING PRONOUNCEMENTS
                  In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

                  In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation" which applies to all acquisitions of a financial institution except those between two or more mutual enterprises, which is being addressed in a separate project. The provisions of SFAS No. 147 are effective on October 1, 2002, the Company does not believe that the adoption of SFAS 147 will have a material impact on the Company's financial statements.



--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (l)      NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Companies having a year-end after December 15, 2002 are required to follow the prescribed format and provide the additional disclosures in their annual reports. The Company does not believe that the adoption of SFAS 148 will have a material impact on the Company's financial statements.


4.       NOTES PAYABLE

         The notes due to Ms. Margaret Donegan are interest-free, shall be payable by not more than US$12,500 per month beginning November 2002 and be repaid in full by February 28, 2003. Ms. Margaret Donegan is a shareholder of the Company.


5.       COMPENSATION PAID IN COMPANY STOCK

         The Company gave 1,683,400  shares of its common stock as  compensation
         in  lieu  of  cash.   This   $809,350   is   included  in  General  and
         Administrative expenses in the Statement of Operations.







--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================

6.       RELATED PARTY TRANSACTIONS

         In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)      Names and relationship of related parties

         NAME                                               EXISTING RELATIONSHIPS WITH THE COMPANY
         ----                                               ---------------------------------------
         Blake Ratcliff                                     A shareholder and Vice President of Operations of the
                                                               Company
         Brad Woods                                         A shareholder and Vice President and Chief Finance Officer of the Company
         George Krieger                                     The sole shareholder of StarTele.Com LLC
         Kent Lam                                           A shareholder and Vice-President of Marketing of the
                                                               Company; a shareholder of SCPL and President of the
                                                               Company's Beijing based China operating company.
         Peter Wei                                          A shareholder of the Company
         Phillip Allen                                      A shareholder, Chairman of the Company's Board of
                                                               Directors, President and Chief Executive Officer of the
                                                               Company
         StarTele.Com LLC                                   A shareholder of the Company
         Train Top Investment & Trading Ltd.                A company beneficially owned and controlled by Kent Lam

(b)      Summary of balance with related party
                                                                            US$

         Due from related party                                          60,000
                                                                     ===========

         In November, 2002, US$60,000 was remitted to Train Top Investment & Trading Ltd. ("Train Top") mainly for the purposes of arranging the set up of the Beijing operations.

(c)      Summary of related party transactions
                                                                            US$
         Consulting fee paid to:
            Phillip Allen                                                22,500
            Iain Stewart                                                 21,000
            Blake Ratcliff                                               52,500
            StarTele.Com LLC                                             13,000
            Brad Woods                                                   12,500
            George Kriegar                                                7,375
                                                                     ===========

         Commission & related fees:
            StarTele.Com LLC                                             22,750
                                                                     ===========


--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================

6.       RELATED PARTY TRANSACTIONS (CONTINUED)

         (c)      Summary of related party transactions (Continued)

                  Besides, Peter Wei is a major shareholder of Goldvision. For details of agreement entered into between the Company and
                  Goldvision,  please  refer  to  note  1   to   the   financial
                  statements.


7.       INCOME TAXES

         As the Company is in the development stage and has incurred losses since inception, there is no current provision for income taxes.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets as of December 31, 2002 are as follows:

                                                                            US$

         Net operating loss carry forward                                16,000
         Start-up and costs capitalized for tax purposes                362,000
                                                                   -------------

         Total deferred tax assets                                      378,000
         Valuation allowance for deferred tax assets                   (378,000)
                                                                   -------------

         Net deferred taxes                                                   -
                                                                   =============


         A reconciliation of the Company's effective tax rate to the United States statutory rate is as follows:

         United States statutory rate                                     34.0%
         State taxes, net of Federal benefits                              3.3%
                                                                     -----------

                                                                          37.3%
         Valuation allowance for deferred tax assets                     (37.3%)
                                                                     -----------

                                                                              -
                                                                     ===========

         The Company's net operating loss carry forwards will expire in 2023 unless utilized. Due to the fact that the Company has incurred losses since inception, the Company has not recognized the income tax benefit of the net operating loss carry forwards. Additionally, the Company's ability to recognize the benefit from the net operating loss carry forwards could be limited under Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.



--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================

8.       OPERATING LEASES COMMITMENTS

         The Company had no operating leases commitments as of December 31, 2002. Subsequent to the balance sheet date, Phillip Allen has entered into a non-cancelable operating lease for a term of 6 months ending on July 17, 2003 on behalf of the Company to lease office premises for the Company. The total commitment under such lease amounted to US$6,450, which is payable in the year ending December 31, 2003.

         Rent expense for operating lease was US$390 for the period ended December 31, 2002.


9.       STOCK WARRANTS

         During the period, the Company issued warrants which are exercisable until on or prior to August 15, 2005. Each warrant entitles its holder to purchase one share of the Company's common stock, as follows; the purchase price of one share of Common Stock shall be equal to: US$1 if exercised on or before 5:00 p.m. Colorado time on August 15, 2003; US$2 if exercised on or before 5:00 p.m. Colorado time on August 15, 2004; and US$3 if exercised on or before 5:00 p.m. Colorado time on August 15, 2005.

         Following is a summary of warrants outstanding:

                                                                                                Non-
                                                                                            Employee           Employee
                                                                                            warrants           warrants
                                                                                         outstanding        outstanding
                                                                                        -------------      -------------
         Granted during the period and balances as of December 31, 2002                      670,000                  -
                                                                                        =============      =============


10.      POST BALANCE SHEET EVENT

(a) On January 16, 2003, the Company entered into a consulting contract (the "Contract") with Train Top whereby Train Top agreed to operate and manage the selling and marketing operation of the Company in Beijing, China for a period of two years. As a condition of the Contract, Kent Lam agreed to enter into an employment contract with Train Top binding him to provide the services required of the Company pursuant to the Contract. In addition to the consulting fees and sales commission, the Company agreed to issue in aggregate 50,000 shares of common stock to Train Top during the two years' Contract period.








--------------------------------------------------------------------------------

STRATEGIC COMMUNICATIONS PARTNERS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Period from August 13, 2002 (date of inception) to December 31, 2002
================================================================================

10.      POST BALANCE SHEET EVENT (CONTINUED)

(b) According to a Letter of Intent entered into between the Company and I-Track, Inc. ("ITI") on January 28, 2003, both parties intend to proceed with the development and execution of closing documents to effect the transfer of shares, pursuant to which ITI will issue 19,000,000 shares of its authorized, unissued common shares to the Company at a consideration of US$50,000 cash plus good and valuable consideration. The 19,000,000 shares constitute 88.13% of the issued and outstanding shares of ITI's common stock. The transaction is expected to be completed on March 17, 2003.

         Upon the above-mentioned transactions being executed on March 17, 2003, the Company will issue proportional shares to its founders and founding investors so that the Company shall have an issued capital of 19,000,000 shares.

(c) On February 26, 2003, the Company offered two shareholders of a company engaged in the provision of internet services (the "ISP Company") a swap of shares of the Company on the basis of 10 shares of the ISP Company for 1 share of the Company with 2 warrants both exercisable at US$1, one in year one and one in year 2. The shares swap and issuance of warrants will be taken place after the completion of the transactions as mentioned in note 10(b) to these financial statements.

(d) On March 3, 2003, the board of directors of the Company unanimously agreed to issue in aggregate 600,000 shares of common stock of the Company to certain existing shareholders and independent consultants in exchange for consulting and management services rendered to the Company. Each share of common stock has 2 warrants which may be exercised to purchase additional shares of the Company's common stock. The first warrant is exercisable at US$1.00 on the anniversary of the grant or any time thereafter and the second warrant is exercisable at US$1.00 on or after March 1, 2002. The warrants will expire in five years if not exercised.

(e) On March 4, 2003, SCPL set up a wholly-owned foreign enterprise, Beijing In-Touch Information System Co. Ltd. ("In-Touch"), in the PRC. In-Touch is engaged in the business of telecommunication system integration. The registered capital of In-Touch is US$150,000 and the operating period is 30 years starting from March 4, 2003. According to the articles of In-Touch, SCPL is required to contribute 15% and 85% of the registered capital in cash within 3 and 8 months respectively from the date of the issuance of the business license (i.e. March 4, 2003). As of the date of these financial statements, SCPL had not yet made the contribution.



--------------------------------------------------------------------------------

          I-TRACK, INC.

    PRO FORMA COMBINED FINANCIAL INFORMATION


On March 22, 2003, I-Track, Inc. ("I-Track") acquired all of the outstanding common shares of Strategic Communications Partners, Inc. ("SCP"), for 19,000,000 shares of I-Track common stock.

For accounting purposes, the acquisition of SCP by I-Track will be accounted for as a reverse acquisition, whereby SCP will be considered the acquiror for accounting purposes. No goodwill or other intangibles will be recorded, and the assets and liabilities of I-Track will be carried forward at their predecessor cost basis. The results of operations for periods prior to the acquisition will be those of SCP, and the results of operations of periods subsequent to the merger will be those of the combined entities.

The accompanying unaudited pro forma balance sheet combines the December 31, 2002 balance sheets of I-Track and SCP as if the transaction had occurred on that date.

The accompanying unaudited pro forma statement of operations combines the operations of I-Track and SCP for the year ended December 31, 2002, as if the transaction had occurred as of the beginning of the period presented. As I-Track's sole source of revenue was related to sales of a product under a licensing agreement that has since been cancelled, I-Track's operations are classified as discontinued, except for estimated public company reporting costs.

These statements are not necessarily indicative of future operations or the actual results that would have occurred had the transaction been consummated at the beginning of the period indicated.

The unaudited pro forma combined financial statements should be read in conjunction with the historical financial statements and notes thereto, included elsewhere in this Form 8-K and in I-Track's Form 10-KSB and Form 10-QSB.

                                  I-Track, Inc.
                      Pro Forma Consolidating Balance Sheet
                                December 31, 2002

                                                                                                Pro Forma                Pro Forma
                                                                  I-Track           SCP        Adjustments             Consolidated
                                                                  -------           ---        -----------             -------------
                              Assets

Cash and equivalents                                         $         778   $    197,576                             $    198,354
Receivables, related party                                          36,536         60,000        (36,536) (2)               60,000
                                                             --------------  -------------   ------------             -------------
Total Assets                                                 $      37,314   $    257,576    $   (36,536)             $    258,354
                                                             ==============  =============   ============             =============

                Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                           $      26,402   $     70,775    $   (26,402) (3)         $     70,775
  Due to stockholders                                              292,601         24,500       (292,601) (4)               24,500

Stockholders' Equity
  Common stock                                                      23,697          5,213         (7,410) (1)               21,500
  Additional paid in capital                                     1,345,098      1,172,087     (1,360,607) (1),(3),(4)    1,156,578
  Accumulated deficit                                           (1,650,484)    (1,014,999)     1,650,484  (1)           (1,014,999)
                                                             --------------  -------------   ------------             -------------
Total stockholders' equity (deficit)                              (281,689)       162,301        282,467                   163,079
                                                             --------------  -------------   ------------             -------------
Total Liabilities and Stockholders' Equity                   $      37,314   $    257,576    $   (36,536)             $    258,354
                                                             ==============  =============   ============             =============

(1) To reflect the issuance of 19,000,000 I-Track shares to the former shareholders of SCP

(2)  To write-off related party receivable as uncollectible

(3)  To reflect assumption of I-Track liabilities by AVL.

(4)  To reflect exchange of stock for related party payable
                                 i-Track, Inc.
                 Pro Forma Consolidating Statement of Operations
                                December 31, 2002

                                                                                             Pro Forma           Pro Forma
                                                               I-Track          SCP         Adjustments         Consolidated
Sales                                                      $    301,750   $           -    $  (301,750) (5)    $           -
Cost of sales                                                   250,635               -       (250,635) (5)                -
                                                           -------------  --------------   ------------
Gross profit                                                     51,115               -        (51,115)                    -

Administrative and selling expenses                             331,697       1,015,482       (256,697) (5)        1,090,482
                                                           -------------  --------------   ------------        --------------
Loss from operations                                           (280,582)     (1,015,482)       205,582            (1,090,482)

Interest and other income                                             -             483              -                   483
                                                           -------------  --------------   ------------        --------------
Loss from continuing operations                                (280,582)     (1,014,999)       205,582            (1,089,999)

Discontinued operations of I-Track                                    -               -       (205,582) (5)         (205,582)
                                                           -------------  --------------   ------------        --------------
Net loss                                                   $   (280,582)  $  (1,014,999)   $        -          $  (1,295,581)
                                                           =============  ==============   ============        ==============
Net loss per common share                                  $      (0.24)  $       (0.45)                       $       (0.05)
                                                           =============  ==============                       ==============
Weighted average shares outstanding                           1,184,845       2,248,290                           21,500,000
                                                              ==========      ==========                          ===========


(5) To classify I-Track's former activities in marketing and distribution of AVL systems as discontinued operations.