Form 10QSB
period 2003-03-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-06-04
CIK 1125280

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                        Commission file number: 333-49388

                       CHINA WIRELESS COMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                91-1966948
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

          7365 Village Square Drive #1611, Castle Rock, Colorado 80108
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (720) 733-6214
                           ---------------------------
                           (Issuer's telephone number)


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              21,500,000 shares of Common Stock, $0.001 par value,
                               as of June 3, 2003

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                       China Wireless Communications, Inc.

                                      Index

Part I.  Financial Information

         Item 1.  -  Financial Statements


                  -  Condensed Consolidated Statements of Operations
                     (Unaudited) Three Months Ended March 31, 2003.............3

                  -  Condensed Consolidated Balance Sheet (Unaudited)
                     March 31, 2003............................................4

                  -  Consolidated Statements of Cash Flows (Unaudited)
                     Three Months Ended March 31, 2003.........................5

                  -  Notes to Financial Statements ............................6

         Item 2.  -  Management's Discussion and Analysis or Plan of
                     Operations ...............................................9

         Item 3.  -  Controls and Procedures..................................12

Part II. Other Information

         Item 1.  -  Legal Proceedings .......................................13

         Item 2.  -  Changes in Securities....................................13

         Item 3.  -  Defaults Upon Senior Securities .........................13

         Item 4.  -  Submission of Matters to a Vote of Security Holders .....13

         Item 5.  -  Other Information .......................................13

         Item 6.  -  Exhibits and Reports on Form 8-K ........................13

Signatures ...................................................................14

Certifications................................................................15

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2003
================================================================================


                                                                    Period from
                                                         Three       August 13,
                                                        months             2002
                                                         ended   (inception) to
                                                     March 31,        March 31,
                                                          2003             2003
                                                           US$              US$


Operating revenue                                           --               --

Operating expenses
General and administrative expenses                  1,301,811        2,317,293
Depreciation expense                                     1,315            1,315
                                                   -----------      -----------
                                                     1,303,126        2,318,608
                                                   -----------      -----------

Loss from operations                                (1,303,126)      (2,318,608)
                                                   -----------      -----------

Non-operating (expenses) income
Interest expenses                                         (989)            (989)
Other income, net                                           --              483
                                                   -----------      -----------

Total non-operating (expenses) income                     (989)            (506)
                                                   -----------      -----------

Loss before income taxes                            (1,304,115)      (2,319,114)

Income taxes                                                --               --
                                                   -----------      -----------

Net loss                                            (1,304,115)      (2,319,114)
                                                   ===========      ===========


Net loss per share:
         Basic                                         (0.0607)         (0.1079)
                                                   ===========      ===========

Weighted average number of shares outstanding       21,500,000       21,500,000
                                                   ===========      ===========


    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)
As of March 31, 2003
================================================================================


ASSETS                                                                      US$


Current assets
Cash and cash equivalents                                                49,239
Prepaid expenses                                                          2,438
Due from related party                                                   60,000
Deposits                                                                 31,150
Accounts receivable                                                       1,406
                                                                     ----------
                                                                        144,233
Property, plant and equipment, net                                       94,255
                                                                     ----------

Total assets                                                            238,488
                                                                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses and other accrued liabilities                          167,252
Notes payable                                                            15,000
                                                                     ----------

Total liabilities                                                       182,252
                                                                     ----------

Commitments and contingencies

Stockholders' equity
Common stock, par value US$0.001 each,
   100,000,000 shares of stock authorized,
   21,500,000 shares of stock issued and outstanding                     21,500
Additional contributed paid-in capital                                2,353,850
Accumulated deficit                                                  (2,319,114)
                                                                     ----------

Total stockholders' equity                                               56,236
                                                                     ----------

Total liabilities and stockholders' equity                              238,488
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

China Wireless Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2003
===========================================================================================================


                                                                                              Period from
                                                                                               August 13,
                                                                              Three months        2002
                                                                                 ended       (inception) to
                                                                                March 31,       March 31,
                                                                                  2003            2003

                                                                                       US$             US$

Cash flows from operating activities:
Net loss                                                                        (1,304,115)     (2,319,114)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      1,315           1,315
   Common stocks issued for compensation                                           909,900       1,719,250
   Changes in working capital:
     Accounts Receivable                                                            (1,406)         (1,406)
     Deposits                                                                      (31,150)        (31,150)
     Prepaid expenses                                                               (2,438)         (2,438)
     Accrued expenses and other accrued liabilities                                 96,477         167,252
                                                                              ------------    ------------

Net cash used in operating activities                                             (331,417)       (466,291)
                                                                              ------------    ------------

Net cash used in investing activities
Acquisition of property, plant and equipment                                       (95,570)        (95,570)
i-Track and Strategic Communications Partners, Inc merger                          (50,000)        (50,000)
Advances to a related party                                                             --         (60,000)
                                                                              ------------    ------------

Net cash used in investing activities                                             (145,570)       (205,570)
                                                                              ------------    ------------

Net cash provided by financing activities
Proceeds from issuance of common stock                                             338,150         706,100
Proceeds from issuance of notes payable                                             50,000          97,000
Repayment of notes payable                                                         (59,500)        (82,000)
                                                                              ------------    ------------

Net cash provided by financing activities                                          328,650         721,100
                                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents                              (148,337)         49,239

Cash and cash equivalents, as of beginning of the period                           197,576              --
                                                                              ------------    ------------

Cash and cash equivalents, as of end of the period                                  49,239          49,239
                                                                              ============    ============

Analysis of balances of cash and cash equivalents
Bank balances                                                                       49,239          49,239
                                                                              ============    ============

Non-cash operating, investing and financing activities
Common stocks issued for compensation                                              909,900       1,719,250
                                                                              ============    ============


    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

China Wireless Communications, Inc.
(A Development Stage Company)

Footnotes to the Financial Statements
Three Months Ended March 31, 2003
================================================================================

1.       BASIS OF PRESENTATION

         The accompanying financial data as of March 31, 2003 and for the three months ended March 31, 2003 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of Strategic Communications Partners, Inc included in the Company's filings on Form 8-K dated March 31, 2003.

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for the three months ended March 31, 2003 have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

         Effective March 22, 2003, pursuant to a Share Exchange Agreement, China Wireless Communications, Inc., (formerly I-Track, Inc.) acquired Strategic Communications Partners, Inc., a Wyoming corporation ("SCP"), resulting in the shareholders and management of SCP having actual and effective control of the Company, the surviving corporation. For accounting purposes, the transaction was treated as an acquisition of the Company by SCP and as a recapitalization of SCP. The historical financial statements prior to the acquisition became those of SCP even though they were labeled as those of the Company. In the recapitalization, historical shareholders' equity of the Company, prior to the merger, was retroactively restated for the equivalent number of shares received in the merger with an offset to paid-in capital. Operations prior to the merger were those of SCP. Basic loss per share prior to the merger was restated to reflect the number of equivalent shares received by the shareholders of SCP. The acquisition, although a purchase, was presented as a reverse acquisition.


2.       PREPARATION OF FINANCIAL STATEMENTS

         The Company is in the development stage and has incurred losses of US$2,319,114 since inception, which raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects.


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

China Wireless Communications, Inc.
(A Development Stage Company)

Footnotes to the Financial Statements
Three Months Ended March 31, 2003
================================================================================

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

         (e)      Foreign currencies

                  Balance Sheet transactions in foreign currencies are translated at the rates of exchange on the dates of the Balance Sheet. Income Statement transactions in foreign currencies are translated at the average rates of exchange for the reporting period. Exchange gains and losses are recorded in the statement of operations.

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

China Wireless Communications, Inc.
(A Development Stage Company)

Footnotes to the Financial Statements
Three Months Ended March 31, 2003
================================================================================

         (l)      Stock issued for compensation

                  Stock issued for compensation is computed by multiplying the number of shares times the current market value of the stock. The basis for the current market value of the stock is formulated by the average price per stock sold.

         (m)      New accounting pronouncements

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


4.       POST BALANCE SHEET EVENT

         (a) On April 18, 2003, an extension was entered into between SCP, a wholly owned subsidiary of CWLC, and Goldvision to extend the due dates of the Investment Contract signed December 18, 2002 by 90 days.

         (b) On April 4, 2003, options were granted under the Company's 2003 Stock Plan to purchase a total of 1,150,000 shares of common stock at a price of $0.35 per share, the fair market value of the stock as of the date of grant. The options are subject to a restriction on the sale of the shares issuable upon exercise. Persons granted 1,000,000 of the options that exercise their options may sell no more than 25% of the total number of shares covered by their respective option granted in each six-month period over the next two years. Peter Fisher, granted 150,000 options, may sell no more than 50% of the total number of shares covered by his option during the first six months.

China Wireless Communications, Inc.
(A Development Stage Company)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-looking statements. Certain statements in this Quarterly Report on Form 10-QSB constitute `forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. Statements that are not historical or current facts are "forward-looking statements" which often (but not always) can be identified by the use of terms such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative of those terms. The Company intends that all forward-looking statement be subject to the 1995 and other applicable federal securities laws. Any such forward-looking statements, which speak only as of the date made, represent management's statements are subject to known and unknown risks, uncertainties and important factors beyond the control of the Company that could cause actual historical results of operations and events and those presently anticipated or projected. Factors that may cause such differences include, but are not limited to: (1) general economic and business conditions;
(2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes; (7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; and (10) other factors over which we have little or no control.

Overview

AVL Information Systems Ltd. (AVL) is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. On March 8, 1999, AVL incorporated in Nevada under the name AVL SYS International Inc. with the intentional to start anew and to take advantage of what management, the principal officers and directors perceived to be the benefits of an Untied States publicly traded company. On March 9, 2000, AVL changed the name to I-Track, Inc (ITI).

Effective September 30, 2001, ITI entered into an exclusive worldwide distribution agreement with AVL Information Systems Ltd. Under the agreement, ITI was licensed to market and distribute all of the products manufactured by AVL Information Systems Ltd. The exclusive distribution agreement with AVL was cancelled effective as of December 31, 2002 at which point the Company began to seek another business opportunity. On March 22, 2003, ITI acquired all of the issued and outstanding shares of Strategic Communications Partners, Inc., a Wyoming corporation ("SCP"), pursuant to the terms of a Share Exchange Agreement. A total of 19,000,000 restricted shares of ITI's common stock were issued to the shareholders of SCP, resulting in the SCP shareholders as a group owning approximately 88.4% of the outstanding shares of common stock. At this time, SCP became a wholly owned subsidiary of CWLC.

Immediately prior to the closing of the acquisition of SCP, ITI entered into an Assignment and Assumption Agreement with AVL, under which the automatic vehicle location business was transferred to AVL and AVL assumed ITI's liabilities related to this business. The note receivable from a related party in the amount of $31,345 at December 31, 2002, was offset against accrued management fees of $30,000 owned to AVL. In addition, Peter Fisher and Tyler Fisher, who were collectively owed $257,410 at December 31, 2001, agreed to accept stock as payment of such amount.

On March 24, 2003, in connection with our acquisition of SCP, the Company's name was changed to China Wireless Communication, Inc.

China Wireless Communications, Inc.
(A Development Stage Company)


Strategic Communications Partners, Inc.

SCP was incorporated in the State of Wyoming on August 13, 2002. It provides financial, technical, and marketing services for an investment, Goldvision Technologies Ltd ("Goldvision") in Beijing, People's Republic of china ("PRC"), Strategic Communications Partners Limited ("SCPL") is a subsidiary of SCP. SCPL was incorporated in Hong Kong on December 9, 2002. SCPL's operation to date consists solely of supporting the Beijing investment.

On December 18, 2002, SCP entered into agreements with Goldvision, a company incorporated in the PRC, which is engaged in the business of providing satellite communication, broadband internet, content, wireless access and transport in Beijing, whereby SCP will earn an initial 18% equity interest in Goldvision by paying $4,800,000 with the purchase price to be paid prorate over 12 months from the effective date of the agreement, which is February 18, 2003. SCP will have an 18% equity interest in Goldvision after these payments. SCP shall acquire an additional 6% equity interest in Goldvision by contributing $2,400,000 over a period of 12 months after the purchase of the initial interest. Under these agreements, SCP will receive 49% of all future net revenues from the sale of all services.

On March 4, 2003, SCPL set up a wholly owned foreign enterprise, Beijing In-Touch Information System Co. Ltd ("In-Touch") in the PRC. In-Touch is engaged in the business of telecommunication system integration, broadband wireless access providers and providers of VPN's and other wireless access, transport and enhanced data services. Essentially, In-Touch is the exclusive provider of wireless "last mile" services to large commercial users and carriers.

As of March 31, 2003, SCP has 7 employees, 4 of which are full-time in the United States. In-Touch in Beijing has 25 full-time employees. None of our employees is covered by a collective bargaining agreement.

On April 18, 2003, an extension was entered into between SCP and Goldvision to extend the due dates of the Investment Contract signed December 18, 2002 by 90 days.


Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed results or outcomes. These differences are usually minor (but they could be material) and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ materially from those estimates.

China Wireless Communications, Inc.
(A Development Stage Company)


Foreign Currencies

Balance Sheet transactions in foreign currencies are translated at the rates of exchange on the date of the Balance Sheet. Income Statement transactions in foreign currencies are translated at the average rates of exchange for the reporting period. Exchange gains and losses are recorded in the statement of operations.


China Wireless Communications, Inc (formerly i-Track, Inc.)

The numbers represented in the results of operations section reflect, as described in Note #1 of the Notes to the Financial Statements, the expenses of the acquisition and SCP's and its subsidiaries operations.

Results of Operations. During the first quarter of 2003, Strategic Communications Partners Limited ("SCPL") set up a wholly owned foreign enterprise, Beijing In-Touch Information System, Co, Ltd ("In-Touch") in the PRC. CWLC is considered to be in the development stage and has not yet generated revenues from planned principal operations.

Operational expenses totaled $1,301,811 for the three months ended March 31, 2003. Commission and consulting fees are $ 1,114,112 or 85.58% of the total during this period. Of this amount, $909,900 are costs recorded for common stocks issued for compensation.

As we are in the development stage, our focus is two fold: (a) raising capital and (b) finalizing operational procedures for the Beijing office. In accomplishing these targets, certain expenses are higher than normal. Travel and Entertainment, for three months ended March 31, 2003, were $27,515 and $6,578, respectively. We expected both to be higher than the industry average during this period due to the cost of travel to Beijing. Over time we expect the number of these trips to decrease.

The completion of the acquisition added substantially to our professional expenses, which totaled $47,828 or 3.67% of the total costs. While we will still have costs due to the requirements of a public company, we believe that as a percentage of costs they will decrease over the year.

One-time charges of $10,484 were incurred during this period related to the creation of In-Touch and their offices.

Liquidity and Capital Resources. For the three-month period ended March 31, 2003, CWLC used cash of $331,327 for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations is $909,900, which is the valuation of the shares of common stock issued as compensation. Investing activities also used cash of $145,570, which was the purchase of capital equipment and furniture and a cash payment in connection with the closing of the acquisition.

At March 31, 2003, the Company had a working capital deficit of $38,019, of which $49,239 was in the form of cash and cash equivalents and $167,252 comprised accrued liabilities.

China Wireless Communications, Inc.
(A Development Stage Company)


Plan of Operation

As described above, I-Track completed the acquisition of SCP in a reverse takeover transaction. Accordingly, this plan of operation discussion focuses on the proposed operations of CWLC.

The Company will market and sell services over the existing operational Goldvision delivery networks. These services comprise of telecommunications services, broadband access, and VSAT (satellite) internet services in Beijing, PRC. Goldvision has a monopoly right to wireless spectrum in this market and Goldvision has built a 155Mbps wireless ring in Beijing around its 3-Ring Road.

The Company will need to raise substantial capital over the next year to fund its commitment to Goldvision and its operations. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan, raising capital, and ultimately achieving profitable operations. However there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan or to successfully raise capital could adversely impact the Company's business and prospects.

We plan to increase our staffing levels only as required by our operation. We currently have no plans to significantly increase the number of our employees.


Item 3.  Controls and Procedures

Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President and the Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.

China Wireless Communications, Inc.
(A Development Stage Company)


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.


Item 2.  Changes in Securities

Not Applicable


Item 3.  Defaults Upon Senior Securities

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.


Item 5.  Other Information

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

  Regulation      Exhibit
  S-B Number
  99.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
  99.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

---------------

b)       Reports on Form 8-K:

         Form 8-K dated January 20, 2003 reporting Item 4
         Form 8-K dated March 6, 2003 reporting Item 4.
         Form 8-K dated March 18, 2003 reporting Items 5 and 7.
         Form 8-K dated March 28, 2003 reporting Item 5 and 7.

China Wireless Communications, Inc.
(A Development Stage Company)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHINA WIRELESS COMMUNICATIONS, INC.
                                       (Registrant)



Date: June 4, 2003                     By: /s/ BRAD WOODS
                                           -------------------------------------
                                           Brad Woods, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)



Date: June 4, 2003                     By: /s/ PHILLIP ALLEN
                                           -------------------------------------
                                           Phillip Allen, President
                                           (Principal Executive Officer)

China Wireless Communications, Inc.
(A Development Stage Company)



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

China Wireless Communications, Inc.
(A Development Stage Company)


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 4, 2003
                                       /s/ PHILLIP ALLEN
                                       -----------------------------------------
                                       Phillip Allen, President
                                       (Principal Executive Officer)

China Wireless Communications, Inc.
(A Development Stage Company)



I, Brad Woods, certify that:

1. I have reviewed this amended quarterly report on Form 10-KSB/A of China Wireless Communications, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

China Wireless Communications, Inc.
(A Development Stage Company)


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 4, 2003
                                       /s/ BRAD WOODS
                                       -----------------------------------------
                                       Brad Woods, Chief Financial Officer