Form 10QSB
period 2003-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-08-19
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2003

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
   For the transition period from _____________________ to __________________

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: 1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              22,952,000 shares of Common Stock, $0.001 par value,
                              as of August 15, 2003

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                       China Wireless Communications, Inc.

                                      Index

Part I.  Financial Information

         Item 1.  -  Financial Statements

                  -  Condensed Consolidated Statements of Operations
                     (Unaudited) Three Months and Six Months Ended
                     June 30, 2003.............................................3

                  -  Condensed Consolidated Balance Sheet (Unaudited)
                     June 30, 2003.............................................4

                  -  Condensed Consolidated Statement of Stockholders'
                     Deficit (Unaudited).......................................5

                  -  Consolidated Condensed Statements of Cash Flows
                     (Unaudited) Three Months and Six Months Ended
                     June 30, 2003.............................................6

                  -  Notes to and Forming Part of the Condensed Financial
                     Statements (Unaudited)....................................7

         Item 2.  -  Management's Discussion and Analysis or Plan of
                     Operations ..............................................10

         Item 3.  -  Controls and Procedures..................................13

Part II. Other Information

         Item 1.  -  Legal Proceedings .......................................14

         Item 2.  -  Changes in Securities....................................14

         Item 3.  -  Defaults Upon Senior Securities .........................14

         Item 4.  -  Submission of Matters to a Vote of Security Holders .....14

         Item 5.  -  Other Information .......................................14

         Item 6.  -  Exhibits and Reports on Form 8-K ........................14

Signatures ...................................................................15

Certifications................................................................16

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)
As of June 30, 2003
--------------------------------------------------------------------------------

                                                                         Period from
                                               Three             Six      August 13,
                                              months          months            2002
                                               ended           ended  (inception) to
                                            June 30,        June 30,        June 30,
                                                2003            2003            2003
                                                 US$             US$             US$
                                        ------------    ------------    ------------
Operating revenue                              4,059           4,059           4,059
Cost of Sales                                  3,392           3,392           3,392
                                        ------------    ------------    ------------
Gross profit                                     667             667             667
                                        ------------    ------------    ------------

Operating expenses
General and administrative expenses          473,325       1,775,136       2,790,618
Depreciation expense                           2,651           3,966           3,966
                                        ------------    ------------    ------------
                                             475,976       1,779,102       2,794,584
                                        ------------    ------------    ------------

Loss from operations                        (475,309)     (1,778,435)     (2,793,917)
                                        ------------    ------------    ------------

Non-operating (expenses) income
Interest expenses                             (2,296)         (3,285)         (3,285)
Other income, net                                 --              --             483
                                        ------------    ------------    ------------

Total non-operating (expenses) income         (2,296)         (3,285)         (2,802)
                                        ------------    ------------    ------------

Loss before income taxes                    (477,605)     (1,781,720)     (2,796,719)

Income taxes                                      --              --              --
                                        ------------    ------------    ------------

Net loss                                    (477,605)     (1,781,720)     (2,796,719)
                                        ============    ============    ============


Net loss per share of common stock:
    Basic (Note 4)                           (0.0222)        (0.0828)        (0.1300)
                                        ============    ============    ============

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)
As of June 30, 2003
--------------------------------------------------------------------------------


ASSETS                                                                      US$

Current assets
Cash and cash equivalents                                                 5,183
Prepaid expenses                                                          3,500
Due from a related party                                                 72,731
Deposits                                                                 31,171
Accounts receivable                                                       5,603
                                                                     ----------
                                                                        118,188
Property, plant and equipment, net                                       96,266
                                                                     ----------

Total assets                                                            214,454
                                                                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses and other accrued liabilities                          292,223
Note payable                                                            139,600
Convertible debt                                                         91,000
                                                                     ----------

Total liabilities                                                       522,823
                                                                     ----------

Commitments and contingencies

Stockholders' deficit
Common stock, par value US$0.001 each,
    100,000,000 shares of stock authorized,
    21,952,000 shares of stock issued and outstanding                    21,952
Additional contributed paid-in capital                                2,466,398
Accumulated deficit                                                  (2,796,719)
                                                                     ----------

Total stockholders' deficit
                                                                       (308,369)
                                                                     ----------

Total liabilities and stockholders' deficit                             214,454
                                                                     ==========

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
As of June 30, 2003
--------------------------------------------------------------------------------

                                                               Additional
                                       Common stock           contributed
                               ---------------------------        paid-in    Accumulated
                                     Number         Amount        capital        deficit           Total
                                                       US$            US$            US$             US$
                               ------------   ------------   ------------   ------------    ------------
As of August 13, 2003 -
  inception (Note)               21,500,000         21,500      2,353,850             --       2,375,350

Net loss for the period                  --             --             --     (1,014,999)     (1,014,999)
                               ------------   ------------   ------------   ------------    ------------

As of December 31, 2002          21,500,000         21,500      2,353,850     (1,014,999)      1,360,351

Net loss for per period                  --             --             --     (1,304,115)     (1,304,115)
                               ------------   ------------   ------------   ------------    ------------

Balance as of March 31, 2003     21,500,000         21,500      2,353,850     (2,319,114)         56,236

Common stock issued for
  services at US$0.25 per
  share                             452,000            452        112,548             --         113,000

Net loss for the period                  --             --             --       (477,605)       (477,605)
                               ------------   ------------   ------------   ------------    ------------

Balance as of June 30, 2003      21,952,000         21,952      2,466,398      2,796,719        (308,369)
                               ============   ============   ============   ============    ============


Note: The common stock issued and outstanding at inception represents shares in issue immediately after the recapitalization of Strategic Communications Partners, Inc. on March 22, 2003, assuming that the recapitalization has been in existence since the inception of the surviving entity. For details of the recapitalization, please refer to note 1 to these financial statements.

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
Three Months and Six Months Ended June 30, 2003
--------------------------------------------------------------------------------

                                                                                                               Period from
                                                                                     Three                      August 13,
                                                                                    months      Six months            2002
                                                                                     ended           ended     (inception)
                                                                                  June 30,        June 30,     to June 30,
                                                                                      2003            2003            2003
                                                                                       US$             US$             US$
                                                                              ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                                          (477,605)     (1,781,720)     (2,796,719)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                     2,651           3,966           3,966
    Common stock issued for compensation                                           113,000       1,022,900       1,832,250
    Changes in working capital:
      Accounts Receivable                                                           (4,197)         (5,603)         (5,603)
      Deposits                                                                         (21)        (31,171)        (31,171)
      Prepaid expenses                                                              (1,062)         (3,500)         (3,500)
      Accrued expenses and other accrued liabilities                               124,971         221,448         292,223
                                                                              ------------    ------------    ------------

Net cash used in operating activities                                             (242,263)       (573,680)       (708,554)
                                                                              ------------    ------------    ------------

Net cash used in investing activities
Acquisition of property, plant and equipment                                        (4,662)       (100,232)       (100,232)
i-Track and Strategic Communications Partners, Inc. merger                              --         (50,000)        (50,000)
Advances to a related party                                                        (12,731)        (12,731)        (72,731)
                                                                              ------------    ------------    ------------

Net cash used in investing activities                                              (17,393)       (162,963)       (222,963)
                                                                              ------------    ------------    ------------

Net cash provided by financing activities
Proceeds from issuance of common stock                                                  --         338,150         706,100
Proceeds from issuance of notes payable                                            185,000         235,000         282,000
Proceeds from issuance of convertible debt                                          41,000          41,000          41,000
Repayment of notes payable                                                         (10,400)        (69,900)        (92,400)
                                                                              ------------    ------------    ------------

Net cash provided by financing activities                                          215,600         544,250         936,700
                                                                              ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                               (44,056)       (192,393)          5,183

Cash and cash equivalents, as of beginning of the period                            49,239         197,576              --
                                                                              ------------    ------------    ------------

Cash and cash equivalents, as of end of the period                                   5,183           5,183           5,183
                                                                              ============    ============    ============

Analysis of balances of cash and cash equivalents
Bank balances                                                                        5,183           5,183           5,183
                                                                              ============    ============    ============

Non-cash operating, investing and financing activities
Common stocks issued for compensation                                              113,000       1,022,900       1,832,250
                                                                              ============    ============    ============

China Wireless Communications, Inc.
(A Development Stage Company)

Notes to and Forming Part of the Condensed Financial Statements (Unaudited) Three Months and Six Months Ended June 30, 2003
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying financial data as of June 30, 2003 and for the three and six months then ended have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of Strategic Communications Partners, Inc. included in the Company's filings on Form 10-KSB for the year ended December 31, 2003.

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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


2.       PREPARATION OF FINANCIAL STATEMENTS

         The Company is in the development stage and has incurred losses of US$2,796,719 since inception, which raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects.

China Wireless Communications, Inc.
(A Development Stage Company)

Notes to and Forming Part of the Condensed Financial Statements (Unaudited) Three Months and Six Months Ended June 30, 2003
--------------------------------------------------------------------------------


3.       NEW ACCOUNTING POLICIES

         (a)      Revenue recognition

                  The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue recognition in financial statements", when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Services revenue is recognized when the services are provided.

         (b)      New accounting pronouncements

                  In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. Management is currently assessing the impact of adoption of the FIN No. 46 on its consolidated financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management is currently assessing the impact of adoption of this statement on its consolidated financial statements.


4.       LOSS PER COMMON STOCK

         Weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months and six months ended June 30, 2003 and for the period from August 13, 2002 (inception) to June 30, 2003 are 21,519,868 shares, 21,509,989 shares and 21,505,615 shares respectively.

         The Company had no common equivalent shares with dilutive effect for all periods presented and, accordingly, the basic and diluted loss per share are the same.

China Wireless Communications, Inc.
(A Development Stage Company)

Notes to and Forming Part of the Condensed Financial Statements (Unaudited) Three Months and Six Months Ended June 30, 2003
--------------------------------------------------------------------------------


5.       POST BALANCE SHEET EVENT

         On August 5, 2003, an extension agreement was entered into between SCP and Goldvision to extend the due dates of the Investment Contract signed December 18, 2002 through September 5, 2003.

         On August 15, 2003, Mr. Phillip Allen submitted his resignation as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Allen also resigned as a member for the Board of Directors. Mr. Brad Woods, the Company's current Chief Financial Officer, has been named the interim Chairman of the Board, President and Chief Executive Officer of the Company until a suitable candidate can be found.

         On August 15, 2003, the company signed a contract with MCI. This contract permits the company to provide international broadband services to any destination that MCI provides services today.

China Wireless Communications, Inc.
(A Development Stage Company)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-looking statements

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may", "will," "expect," "anticipate," "estimate," "continue," "believe," or similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of our satellite communications, broadband internet, content and wireless access and transport in China and the performance under our agreements; Goldvisions' and our ability to obtain and operate licenses and permits to operate in China; our ability to earn sufficient revenues in China; the importance and expected growth of satellite communications, broadband internet, content and wireless access and transport in China and the demand for these services in China; our ability to continue as a going concern; and our future performance and our results of operations. These statements are forward looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in satellite communications, broadband internet, contentand wireless access and transport in the marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB which has been filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding the Company, China, and the satellite communications, broadband internet, content and wireless access and the transport marketplace in China, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward-looking statements.

Overview

AVL Information Systems Ltd. (AVL) is a Canadian public company that owns and licenses certain technology and automatic vehicle location systems. On March 8, 1999, AVL incorporated in Nevada under the name AVL SYS International Inc. with the intention to start anew and to take advantage of what the then management, the principal officers and directors perceived to be the benefits of an Untied States publicly traded company. On March 9, 2000, AVL changed the name to I-Track, Inc (ITI).

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

China Wireless Communications, Inc.
(A Development Stage Company)


On March 24, 2003, in connection with our acquisition of SCP, the Company's name was changed to China Wireless Communication, Inc ("CWC").

Strategic Communications Partners, Inc.

SCP was incorporated in the State of Wyoming on August 13, 2002. It provides financial, technical, and marketing services for an investment, Goldvision Technologies Ltd. ("Goldvision") in Beijing, People's Republic of China ("PRC"). Strategic Communications Partners Limited ("SCPL") is a subsidiary of SCP. SCPL was incorporated in Hong Kong on December 9, 2002. SCPL's operation to date consists solely of supporting the Beijing operations.

On December 18, 2002, SCP entered into agreements with Goldvision, a company incorporated in the PRC, which is engaged in the business of providing satellite communication, broadband internet, content, wireless access and transport in Beijing, whereby SCP will earn an initial 18% equity interest in Goldvision by paying $4,800,000 with the purchase price to be paid prorata over 12 months from the effective date of the agreement, which is February 18, 2003. SCP will have an 18% equity interest in Goldvision after these payments. SCP shall acquire an additional 6% equity interest in Goldvision by contributing $2,400,000 over a period of 12 months after the purchase of the initial interest. Under these agreements, SCP will receive 49% of all future net revenues from the sale of all services.

On March 4, 2003, SCPL set up a wholly owned foreign enterprise, Beijing In-Touch Information System Co. Ltd ("In-Touch") in the PRC. In-Touch is a facilities based provider of broadband data, video and voice communications services to customers that are not served by existing landline connectivity.

On August 5, 2003, an extension agreement was entered into between SCP and Goldvision to extend the due dates of the Investment Contract signed December 18, 2002 through September 5, 2003.

In-Touch has commenced operations in Beijing, through cooperation with local telecommunications operators. In-Touch currently is involved in the business of telecommunication system integration-primarily providing wireless Local area networks to complement its broadband wireless, VPN's and other wireless access, transport and enhanced data services. In-Touch provides the marketing, technical, and support services for to Beijing Wireless Internet Network (BWIN). BWIN is the broadband wireless subsidiary of Goldvision. BWIN was chartered by the PRC to provide a fixed broadband wireless network in Beijing. BWIN has deployed a 155Mb wireless loop backbone in Beijing's business district. BWIN also owns over 7 Ghz of additional spectrum scattered over several frequencies, available for use in Beijing.

As of June 30, 2003, SCP has five employees, five of which are full-time in the United States. In-Touch in Beijing has 39 full-time employees. None of our employees is covered by a collective bargaining agreement.

China Wireless Communications, Inc.
(A Development Stage Company)


Chinese Tax Holiday

In-Touch is Registered in the Beijing Zhong Guan Cun High Tech Park and also recognized as a High Tech company. In-Touch will receive a tax holiday for three full tax years and a further three years where it will pay taxes at half the normal corporate tax rate, starting from the year that it first achieves a profit in the PRC.

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

China Wireless Communications, Inc (formerly i-Track, Inc.)

Results of Operations. During the second quarter of 2003, CWC continued its work of expanding its contacts in Beijing and reviewing the opportunities in the local market. CWC is in the development stage and has not yet generated significant revenues from planned principal operations.

Operational expenses totaled $475,976 and $1,779,102 for the three months and six months ended June 30, 2003 respectively. Of this amount, $113,000 and $1,022,900 respectively are costs recorded for common stock issued for compensation for these same periods. As we are in the development stage, our focus is two fold: (a) raising capital and (b) finalizing operational procedures for the Beijing office.

During the three months and six months ended June 30, 2003, the Company incurred acquisition cost associated with the merger with ITI, which totaled $34,000 or 7.1% of the total cost and $84,000 or 4.72% of the total costs respectively.

China Wireless Communications, Inc.
(A Development Stage Company)


Liquidity and Capital Resources. For the six-month period ended June 30, 2003, CWC used cash of $573,680 for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was the valuation of the shares of common stock issued as compensation amounting to $1,022,900. Investing activities also used cash of $192,963, which comprised mainly acquisition cost of the property, plant and equipment and a cash payment in connection with the closing of the acquisition, made in the previous calendar quarter. Cash of $5,183 reflects the cash position of the company.

At June 30, 2003, the Company had a working capital deficit of $404,635, of which $5,183 was in the form of cash and cash equivalents, $113,005 in other current assets, $292,223 in accrued liabilities, $41,000 in convertible debt and $189,600 in notes payable.

Plan of Operation

The Company will market and sell services over the existing operational Goldvision delivery networks. These services comprise telecommunications services, wireless broadband access, and VSAT (satellite) internet services in Beijing, PRC. Goldvision has built a 155Mbps wireless ring in Beijing around its 3-Ring Road. The Company will also provide wireless network integration services to its wireless broadband customers. The Company has entered into two such agreements with vendors subsequent to June 30, 2003 and is in the process of reviewing similar arrangements with other equipment vendors.

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

Not Applicable

Item 3.           Defaults Upon Senior Securities

Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.           Other Information

On August 15, 2003, Mr. Phillip Allen submitted his resignation as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Allen also resigned as a member for the Board of Directors. Mr. Brad Woods, the Company's current Chief Financial Officer, has been named the interim Chairman of the Board, President and Chief Executive Officer of the Company until a suitable candidate can be found.

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

---------------

b)       Reports on Form 8-K:

         Form 8-K dated April 22, 2003 reporting Items 4 and 7.
         Form 8-K dated May 20, 2003 reporting Items 5 and 7.
         Form 8-K dated May 29, 2003 reporting Item 4.

China Wireless Communications, Inc.
(A Development Stage Company)


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CHINA WIRELESS COMMUNICATIONS, INC.
                             (Registrant)



Date:  August 19, 2003       By: /s/ BRAD WOODS
                                 -----------------------------------------------
                                 Brad Woods,
                                 Interim President (Principal Executive Officer) and Chief Financial Officer(Principal Financial and Accounting Officer)

China Wireless Communications, Inc.
(A Development Stage Company)


I, Brad Woods, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of China Wireless Communications, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

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

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date   August 19, 2003             /s/ BRAD WOODS
                                   ---------------------------------------------
                                   Brad Woods, Chief Financial Officer and
                                   Interim President and Chief Executive Officer