Form 10QSB
period 2003-09-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2003-11-14
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

      For the transition period from _________________ to _________________

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


           1746 Cole Boulevard, Suite 225, Golden, Colorado 80401-321
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 277-9968
                           ---------------------------
                           (Issuer's telephone number)


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

              23,170,614 shares of Common Stock, $0.001 par value,
                             as of November 13, 2003

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                       China Wireless Communications, Inc.

                                      Index

Part I.  Financial Information

         Item 1. - Financial Statements

                 - Condensed Consolidated Statements of Operations
                   (Unaudited) for the Period from August 13, 2002
                   (inception) to September 30, 2002 and three Months
                   and Nine Months Ended September 30, 2003....................3

                 - Condensed Consolidated Balance Sheet (Unaudited)
                   as of September 30, 2003....................................4

                 - Condensed Consolidated Statement of Stockholders'
                   Deficit (Unaudited).........................................5

                 - Consolidated Condensed Statements of Cash Flows
                   (Unaudited) for the Period from August 13, 2002
                   (inception) to September 30, 2002 and three Months
                   and Nine Months Ended September 30, 2003....................6

                 - Notes to and Forming Part of the Condensed Financial
                   Statements (Unaudited)......................................7

         Item 2. - Management's Discussion and Analysis or Plan of
                   Operations.................................................10

         Item 3. - Controls and Procedures....................................13

Part II. Other Information

         Item 1. - Legal Proceedings .........................................14

         Item 2. - Changes in Securities......................................14

         Item 3. - Defaults Upon Senior Securities ...........................14

         Item 4. - Submission of Matters to a Vote of Security Holders .......14

         Item 5. - Other Information .........................................14

         Item 6. - Exhibits and Reports on Form 8-K ..........................14

Signatures ...................................................................15

Certifications................................................................16

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)
As of September 30, 2003
----------------------------------------------------------------------------------------------------
                                        Period from                                     Period from
                                         August 13,                                      August 13,
                                           2000            Three            Nine            2002
                                        (inception)        months          months        (inception)
                                             to            ended           ended             to
                                         September       September       September        September
                                         30, 2002        30, 2003        30, 2003         30, 2003
                                            US$             US$             US$             US$
                                        -----------     ------------    ------------    ------------

Operating revenue                                             13,282          17,341          17,341
Cost of Sales                                                 10,180          13,572          13,572
                                                        ------------    ------------    ------------
Gross profit                                                   3,102           3,769           3,769
                                                        ------------    ------------    ------------

Operating expenses
General and administrative expenses          39,629          645,422       2,420,558       3,436,040
Depreciation expense                                           2,741           6,707           6,707
                                        -----------     ------------    ------------    ------------
                                             39,629          648,163       2,427,265       3,442,747
                                        -----------     ------------    ------------    ------------

Loss from operations                        (39,629)        (645,061)     (2,423,496)     (3,438,978)
                                        -----------     ------------    ------------    ------------

Non-operating (expenses) income
Interest expenses                                              2,858            (427)           (427)
Other income, net                                                207             207             690
                                        -----------     ------------    ------------    ------------

Total non-operating (expenses) income                          3,065            (220)            263
                                        -----------     ------------    ------------    ------------

Loss before income taxes                    (39,629)        (641,996)     (2,423,716)     (3,438,715)

Income taxes                                     --               --              --              --
                                        -----------     ------------    ------------    ------------

Net loss                                    (39,629)        (641,996)     (2,423,716)     (3,438,715)
                                        ===========     ============    ============    ============


Net loss per share of common stock:
      Basic                                 (0.0018)         (0.0292)        (0.1118)        (0.1591)
                                        ===========     ============    ============    ============

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheet   (Unaudited)
As of September 30, 2003
--------------------------------------------------------------------------------

ASSETS                                                                  US$
                                                                   ------------

Current assets
Cash and cash equivalents                                                56,354
Prepaid expenses                                                          6,052
Due from a related party                                                 60,000
Deposits                                                                 34,876
Accounts receivable                                                     108,515
                                                                   ------------
Total current assets                                                    265,797
Property, plant and equipment, net                                      230,325
                                                                   ------------

Total assets                                                            496,122
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses and other accrued liabilities                          825,710
Note payable                                                            189,600
Convertible debt                                                         41,000
                                                                   ------------

Total liabilities                                                     1,056,310
                                                                   ------------

Commitments and contingencies

Stockholders' deficit
Common stock, par value US$0.001 each,
   100,000,000 shares of stock authorized,
   23,170,614 shares of stock issued and outstanding                     23,171
Additional contributed paid-in capital                                2,855,356
Accumulated deficit                                                  (3,438,715)
                                                                   ------------

Total stockholders' deficit                                            (560,188)
                                                                   ------------

Total liabilities and stockholders' deficit                             496,122
                                                                   ============

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
As of September 30, 2003
----------------------------------------------------------------------------------------------------------------

                                   Common stock               Additional
                        ---------------------------------     contributed       Accumulated
                             Number           Amount        paid-in capital       deficit             Total
                                                US$               US$               US$                US$
                        ---------------   ---------------   ---------------   ---------------    ---------------

As of August 13,
  2002 - inception
  (Note)                     21,500,000            21,500         2,353,850                --          2,375,350

Net loss for the
  period                             --                --                --        (1,014,999)        (1,014,999)
                        ---------------   ---------------   ---------------   ---------------    ---------------

As of December 31,
  2002                       21,500,000            21,500         2,353,850        (1,014,999)         1,360,351

Net loss for per
  period                             --                --                --        (1,304,115)        (1,304,115)
                        ---------------   ---------------   ---------------   ---------------    ---------------

Balance as of
  March 31, 2003             21,500,000            21,500         2,353,850        (2,319,114)            56,236

Common stock
  issued for services
  at US$0.25 per
  share                         452,000               452           112,548                --            113,000

Net loss for the
  period                             --                --                --          (477,605)          (477,605)
                        ---------------   ---------------   ---------------   ---------------    ---------------

Balance as of June
  30, 2003                   21,952,000            21,952         2,466,398        (2,796,719)          (308,369)

Common stock
  issued for services
107,660 at US$0.56
  per share,
110,954 at US$0.72
  per share
1,000,000 at
  US$0.25 per share           1,218,614          1,218.61        388,957.87                              390,176

Net loss for the
period                                                                               (641,996)          (641,996)
                        ---------------   ---------------   ---------------   ---------------    ---------------

Balance as of
September 30,
2003                         23,170,614            23,171         2,855,356        (3,438,715)          (560,188)
                        ===============   ===============   ===============   ===============    ===============

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

China Wireless Communications, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
As of September 30, 2003

                                                                                                                      Period
                                                                   Period from                                         from
                                                                    August 13,                         Nine         August 13,
                                                                      2000             Three          months           2002
                                                                   (inception)        months           ended        (inception)
                                                                        to             ended         September          to
                                                                    September        September          30,          September
                                                                    30, 2002         30, 2003          2003          30, 2003
                                                                       US$              US$             US$             US$
                                                                   -----------     ------------    ------------    ------------

Cash flows from operating activities:
Net loss                                                               (39,629)        (641,996)     (2,423,716)     (3,438,715)

Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation                                                                            2,742           6,708           6,708
  Common stock issued for compensation                                  12,850          390,176       1,413,076       2,222,426
  Changes in working capital:
    Accounts Receivable                                                                (102,912)       (108,515)       (108,515)
    Deposits                                                                             (3,705)        (34,876)        (34,876)
    Prepaid expenses                                                                     (2,552)         (6,052)         (6,052)
    Accrued expenses and other accrued liabilities                      47,000          533,487         754,935         825,710
                                                                   -----------     ------------    ------------    ------------

Net cash used in operating activities                                   20,221          175,240        (398,440)       (533,314)
                                                                   -----------     ------------    ------------    ------------

Net cash used in investing activities
Acquisition of property, plant and equipment                              (500)        (136,800)       (237,032)       (237,032)
i-Track and Strategic Communications Partners, Inc. merger                                              (50,000)        (50,000)
Advances to a related party                                                              12,731                         (60,000)
                                                                   -----------     ------------    ------------    ------------

Net cash used in investing activities                                     (500)        (124,069)       (287,032)       (347,032)
                                                                   -----------     ------------    ------------    ------------

Net cash provided by financing activities
Proceeds from issuance of common stock                                                                  338,150         706,100
Proceeds from issuance of notes payable                                                                 235,000         282,000
Proceeds from issuance of convertible debt                                                               41,000          41,000
Repayment of notes payable                                                                              (69,900)        (92,400)
                                                                   -----------     ------------    ------------    ------------

Net cash provided by financing activities                                                               544,250         936,700
                                                                   -----------     ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                    19,721           51,171        (141,222)         56,354

Cash and cash equivalents, as of beginning of the period                                  5,183         197,576              --
                                                                   -----------     ------------    ------------    ------------

Cash and cash equivalents, as of end of the period                      19,721           56,354          56,354          56,354
                                                                   ===========     ============    ============    ============

Analysis of balances of cash and cash equivalents
Bank balances                                                           19,721           56,354          56,354          56,354
                                                                   ===========     ============    ============    ============

Non-cash operating, investing and financing activities
Common stocks issued for compensation                                   12,850          390,176       1,413,076       2,222,426
                                                                   ===========     ============    ============    ============

China Wireless Communications, Inc.
(A Development Stage Company)

Notes to and Forming Part of the Condensed Financial Statements (Unaudited) Three Months and Nine Months Ended September 30, 2003
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying financial data as of September 30, 2003 and for the three and nine months then ended have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's filings on Form 10-KSB dated December 31, 2002.

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

2.       PREPARATION OF FINANCIAL STATEMENTS

         The Company is in the development stage and has incurred losses of US$3,438,715 since inception, which raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects.

China Wireless Communications, Inc.
(A Development Stage Company)

Notes to and Forming Part of the Condensed Financial Statements (Unaudited) Three Months and Nine Months Ended September 30, 2003
--------------------------------------------------------------------------------

3.       NEW ACCOUNTING POLICIES

         (a)      Revenue recognition

                  The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue recognition in financial statements", when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Services revenue is recognized when the services are provided.

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

4.       LOSS PER COMMON STOCK

         Weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months and nine months ended September 30, 2003 and for the period from August 13, 2002 (inception) to September 30, 2003 are 22,018,229 shares, 21,681,264 shares and 21,619,529 shares respectively.

         The Company had no common equivalent shares with dilutive effect for all periods presented and, accordingly, the basic and diluted loss per share are the same.

China Wireless Communications, Inc.
(A Development Stage Company)

Notes to and Forming Part of the Condensed Financial Statements (Unaudited) Three Months and Nine Months Ended September 30, 2003
--------------------------------------------------------------------------------

5.       POST BALANCE SHEET EVENT

         The Company's last extension agreement with Goldvision expired on September 5, 2003. In late October 2003, the Company made the decision not to ask for a further renewal under this agreement. In March 2003, the Company signed an agreement with Goldtel, the subsidiary of Goldvision, which holds the licenses to provide high-speed wireless broadband and ISP services. This agreement is only cancelable upon the written mutual consent of both parties. The Company does not expect that any interruption will occur in the business services that it is providing to its existing and future clients in providing its high-speed wireless broadband services.

         On October 16, 2003, the Company announced the successful trial installation for a phone cafe project with China Satellite Communication Beijing Branch. The Company is finalizing negotiations with China Satellite Communication Corporation to connect 50 phone cafes to their backbone network across the city of Beijing. This successful installation facilitates completion of this contract.

         On November 6, 2003, the Company signed a strategic alliance agreement with a large Beijing-based Internet Service Provider - Beijing Fiber Networking Limited Corporation. The two companies will cooperate in marketing and sales of broadband access services, making best use of their respective resources.

China Wireless Communications, Inc.
(A Development Stage Company)


Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-looking statements

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may", "will," "expect," "anticipate," "estimate," "continue," "believe," or similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of our broadband internet, content and wireless access and transport in China and the performance under our agreements; Our ability to obtain and operate licenses and permits to operate in China; our ability to earn sufficient revenues in China; the importance and expected growth of satellite communications, broadband internet, content and wireless access and transport in China and the demand for these services in China; our ability to continue as a going concern; and our future performance and our results of operations. These statements are forward looking and reflect our current expectations. We are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in satellite communications, broadband internet, content and wireless access and transport in the marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB which has been filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding the Company, China, and the satellite communications, broadband internet, content and wireless access and the transport marketplace in China, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward-looking statements.

Overview

On March 22, 2003, I-Track Inc., a company quoted on the primary exchange of the US OTC ("Over the Counter Bulletin Board") acquired Strategic Communications Partners, Inc., a Wyoming corporation ("SCP"), through a Share Exchange Agreement, resulting in the shareholders and management of SCP having actual and effective control of I-Track Inc. On March 24, 2003, I-Track Inc. changed its name to China Wireless Communications, Inc ("CWC") to better reflect the business activities of the Company.

We are a facilities-based provider of broadband data, video and voice communications services to customers that are not served by existing fiber networks. We typically deliver our services over fixed wireless networks that we design, construct, own and operate. Over this infrastructure, we will offer ultra high-speed Internet access, and other broadband data services. Our complete solution offering includes systems integration and other telecom professional services.

Strategic Communications Partners, Inc.

SCP was incorporated in the State of Wyoming on August 13, 2002 and is a wholly owned subsidiary of CWC. It provides financial, technical, and marketing services for its operation in Beijing, People's Republic of China ("PRC"). Strategic Communications Partners Limited ("SCPL") is a subsidiary of SCP. SCPL was incorporated in Hong Kong on December 9, 2002. SCPL's operation to date consists solely of supporting the Beijing operations.

China Wireless Communications, Inc.
(A Development Stage Company)


On December 18, 2002, SCP entered into agreements with Goldvision, a company incorporated in the PRC, which is engaged in the business of providing satellite communication, broadband internet, content, wireless access and transport in Beijing, whereby SCP was to earn an initial 18% equity interest in Goldvision by paying $4,800,000 with the purchase price to be paid prorata over 12 months from the effective date of the agreement, which is February 18, 2003. SCP was to have an 18% equity interest in Goldvision after these payments. SCP could have acquired an additional 6% equity interest in Goldvision by contributing $2,400,000 over a period of 12 months after the purchase of the initial interest. Under these agreements, SCP was to have received 49% of all future net revenues from the sale of all services.

On March 14, 2003, the Company signed an agreement with the subsidiary of Goldvision, Goldtel, which holds the licenses used to sell its high-speed wireless broadband services. This agreement allows the Company to market and sell all services which the licenses held by Goldtel may be used to provide. This agreement is only cancelable upon the written mutual consent of both parties.

On August 5, 2003, an extension agreement was entered into between SCP and Goldvision to extend the due dates of the Investment Contract signed December 18, 2002 through September 5, 2003.

In October 2003, the Company decided not to request an additional extension of the Investment Contract dated December 18, 2002 after expiration date of September 5, 2003. The Company anticipates that it will continue to provide services under the March 14, 2003 Agreement. The Company is no longer liable to provide any capital to Goldvision under these prior agreements.

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

As of September 30, 2003, SCP has four employees, all of whom are full-time in the United States. As of September 30, 2003, In-Touch in Beijing has 48 full-time employees. None of our employees is covered by a collective bargaining agreement.

Alliances and Partnerships

We are in the midst of developing a technologically advanced wireless network to serve areas in Beijing. In order to effectively deploy the broadband wireless network, we need to partner with companies whose business and products are complimentary to those of the Company.

China Wireless Communications, Inc.
(A Development Stage Company)


On July 8, 2003, the Company concluded a strategic alliance with WPCS International Incorporated to support the expansion of the Company's broadband wireless network in Beijing, China. The alliance calls for WPCS to provide wireless products and design services to the Company on a needed basis.

On August 14, 2003, the Company signed a cooperative agreement with P-Com, Inc. to develop a broadband wireless network within China. P-Com will provide equipment and support for their line of wireless products to the Company to assist in building a wireless broadband network in China. The Company will use its marketing resources and sales platform to recommend and popularize the products of P-Com.

On August 15, 2003, the Company signed a contract with MCI. This contract permits the Company to extend the reach of its Broadband Wireless Access Network in Beijing, China. The Company will be adding MCI International ATM [asynchronous transport mode] services to reach North America, South Pacific, Asian and European markets to its existing suite of broadband network offerings.

Alliances and partnerships with Tier One Telecom Carriers form the Company's important strategies in China. Current broadband access providers in China are searching for economically viable ways to connect more end users to their backbones and to direct more traffic to their underutilized networks. We provide services meeting this growing demand. Over the last few months we have entered into an agreement with China Netcom to cooperate in building out network to serve its customers. We expect this and other such partnerships to help us enter and develop in China's highly regulated telecom sector successfully as a foreign invested enterprise.

Over the last few months we have formed strategic alliances and partnerships with manufacturers of various electronic products associated with networking business. On August 5, 2003, we signed a distribution agreement with BATM Advanced Communications. On August 21, 2003, we signed an agreement with Rongji Enterprise to distribute RJ-iTOP default network scanning system used to protect wireless broadband networks. On August 31, 2003, the Company signed a distributor agreement with Tsinghua Unis Bitway Network Co., Ltd. to sell network security products.

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

China Wireless Communications, Inc (formerly i-Track, Inc.)

Results of Operations. During the third quarter of 2003, CWC continued its work of expanding its network in Beijing and reviewing the opportunities in the local market. CWC has also put a great deal of effort into establishing and testing a variety of equipment to provide its services from different vendors in Beijing, China. CWC is in the development stage and has not yet generated significant revenues from planned principal operations.

Operational expenses totaled $648,163 and $2,427,265 for the three months and nine months ended September 30, 2003 respectively. Of this amount, $390,176 and $1,413,076 respectively are costs recorded for common stock issued for compensation for these same periods. As we are in the development stage, our focus is three fold: (a) raising capital, (b) providing and establishing long-term relationships with equipment providers, and (c) finalizing operational procedures for the Beijing office.

Liquidity and Capital Resources. For the nine-month period ended September 30, 2003, CWC used cash of $398,440 for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $1,413,076. Investing activities also used cash of $287,032, which was comprised mainly of acquisition cost for equipment used by the Company to provide its services to its customers and a cash payment in connection with the closing of the acquisition, made in the previous calendar quarter. The Company has $56,354 of cash.

At September 30, 2003, the Company had a working capital deficit of $790,513, of which $56,354 was in the form of cash and cash equivalents, $209,443 in other current assets, $825,710 in accrued liabilities, $41,000 in convertible debt and $189,600 in notes payable.

Plan of Operation

The Company will focus its primary marketing efforts on providing broadband access services to carriers and their clients. The Company is able to cooperate with major carriers of China as the wholesale provider of high bandwidth wireless access services. To connect more users to their backbone networks, the carriers will agree to cooperate with us in providing the high-speed wireless services to their customers and share in the revenue. Following entering into the cooperative agreement with China Netcom on September 1, 2003, the Company is in the process of reviewing a similar arrangement with another Tier One Carrier
- China Satellite Communication Corporation.

The Company expects agreements with fiber network infrastructure constructors, which allows the Company's customers to use the network for a long period of time. Such agreements will expand the coverage area for the Company's wireless broadband network. Meanwhile, the Company intends to continue building on the

China Wireless Communications, Inc.
(A Development Stage Company)


capabilities of its networks to expand its target market and service offerings. The medium to long term goals of the Company are to successfully develop Beijing, and using the same business model, expand the wireless broadband network nationwide over a three to five year period. The expansion plans for national deployment will be based on the economically feasible areas.

As the Company positions itself as a high quality service provider, it targets to offer network reliability complemented by quality customer support. As a practice, the Company plans to set up call centers to accommodate queries and make quick response to complaints from customers. In the future, our technical support people will be in position on a 7 day iA 24 hours basis.

The Company will need to raise substantial capital over the next year to fund its operations and to implement its strategies. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan, raising capital, and ultimately achieving profitable operations. However there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan or to successfully raise capital could adversely impact the Company's business and prospects.

The Company will focus its effort on customer satisfaction by attracting and retaining a core team of professionals. The Company will continue to implement its stock and cash combined employee incentive system. We plan to increase our staffing levels only as required by our operation. We currently have no plans to significantly increase the number of our employees.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

Regulation
S-B Number        Exhibit
----------        -------
31.1              Certification of Chief Executive/Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Certification of Chief Executive/Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

---------------

b)       Reports on Form 8-K:

         Form 8-K dated September 29, 2003 reporting Items 5 and 7.

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

                                      CHINA WIRELESS COMMUNICATIONS, INC.
                                      (Registrant)



Date: November 14, 2003               By: /s/ BRAD WOODS
                                          --------------------------------------
                                          Brad Woods,
                                          Interim President (Principal Executive
                                          Officer) and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)