Form 10KSB
period 2003-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2004-04-14
CIK 1125280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                               ------------   -------------

                        Commission file number: 333-49388

                       CHINA WIRELESS COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                       91-1966948
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1746 Cole Boulevard, Suite 225, Golden, Co 80401-3210
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 303-277-9968

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $35,372

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 18,693,150 as of April 7, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,208,048 as of April 7, 2004

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X]

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


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

Introduction

         Unless the context otherwise requires, the terms "we", "our", and "us" refers to China Wireless Communications, Inc.

Background

         AVL Information Systems Ltd. ("AVL") was a Canadian public company that owned and licensed certain technology and automatic vehicle location systems. On March 8, 1999, AVL incorporated in Nevada under the name AVL SYS International Inc ("AVL SYS"). On March 9, 2000, AVL SYS changed the name to I-Track, Inc ("ITI").

         Effective September 30, 2001, ITI entered into an exclusive worldwide distribution agreement with AVL. Under the agreement, ITI was licensed to market and distribute all of the products manufactured by AVL. The exclusive distribution agreement with AVL was cancelled in September 2002 at which point the Company began to seek another business opportunity. On March 21, 2003, the Company entered into an "Assignment and Assumption Agreement" with AVL Information Systems Ltd. (AVL) whereby the Company distributed to AVL all its assets and AVL assumed all liabilities of the Company. Accordingly, as of March 21, 2003, the Company entirely ceased its prior business operations. On March 22, 2003, ITI acquired all of the issued and outstanding shares of Strategic Communications Partners, Inc., a Wyoming corporation ("SCP"), pursuant to the terms of a Share Exchange Agreement. A total of 19,000,000 restricted shares of ITI's common stock were issued to the shareholders of SCP, resulting in the SCP shareholders as a group owning approximately 88.4% of the outstanding shares of common stock. At this time, SCP became a wholly owned subsidiary.

         On March 24, 2003, in connection with our acquisition of SCP, the Company's name was changed to China Wireless Communication, Inc.

         SCP was incorporated in the State of Wyoming on August 13, 2002. It provides financial, technical, and marketing services for its operation in Beijing, People's Republic of China ("PRC"). Strategic Communications Partners Limited ("SCPL") is a subsidiary of SCP. SCPL was incorporated in Hong Kong on December 9, 2002. SCPL's business activities to date consist solely of supporting the Beijing operations. On March 4, 2003, SCPL set up a wholly owned enterprise, Beijing In-Touch Information System Co. Ltd. ("In-Touch") in the PRC.

Industry Background

         With over 60 million users, China has surpassed Japan to become the world's second largest Internet market. Enterprises have installed high-speed local area networks to support bandwidth-intensive applications, and the large monopoly carriers have invested hundreds of millions of dollars in fiber optic networks to provide massive backbone network capacity. However, many of those networks are operating far below capacity.

         We are in the business of providing high speed wireless broadband for its customers. We utilize proven reliable high speed wireless technologies to complete the "last mile" connection from these backbone networks to the end users. These customers would include businesses located primarily in commercial buildings and Internet Service Providers ("ISP"s).

Key Alliances and Partnerships

         We are in the midst of developing a technologically advanced wireless network to serve areas of business concentration in Beijing, China. In order to effectively deploy the broadband wireless network, we need to partner with companies whose business and products are complimentary to those of the Company. However, there is no guarantee that we can find suitable partner and we will be able to come to mutually agreeable terms if suitable partner could be found.

         On July 8, 2003, we concluded a strategic alliance with WPCS International Incorporated ("WPCS") to support the expansion of our broadband wireless network in China. The alliance calls for WPCS to provide wireless products and design services to us on an "as needed" basis.

         On August 14, 2003, we signed a cooperative agreement with P-Com, Inc. ("P-Com") to develop a broadband wireless network within China. P-Com will provide equipment and support for their line of wireless products to assist us in building a wireless broadband network in China. We will use our marketing resources and sales platform to recommend and popularize the products of P-Com.

         On August 15, 2003, we signed a contract with MCI International Ltd. Co. ("MCI"). This contract permits us to extend the reach of our Broadband Wireless Access Network in Beijing, China. We will be adding MCI International ATM [asynchronous transport mode] services to reach North America, South Pacific, Asian and European markets to our existing suite of broadband product and service offerings.

         Alliances and partnerships with Tier One Telecom Carriers are critical to our growth strategy. We believe current broadband access providers in China are searching for economically viable ways to connect more end users to their backbones and to direct more traffic to their underutilized networks. We provide services meeting this growing demand. Over the last few months we have entered into agreement with China Netcom Group Beijing Company to cooperate in building out a network to serve its customers. We expect this and other such partnerships to help us enter and develop in China's highly regulated telecom sector successfully as a foreign invested enterprise. There are no guarantees that these partnerships will be successful.


Compliance with Governmental Regulations

         Our operations are subject to various levels of government controls and regulations in the PRC.


ITEM 2.           DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 1746 Cole Boulevard, Suite 225, Golden, Colorado, where we lease approximately 800 square feet of space on a lease expiring in August 2004. In-Touch is located at Hanwei Plaza, 6th Floor Block A, No. 7 Guanghua Road, Beijing, where In-Touch leases approximately 7,535 square feet of space on a lease expiring in November 2004.

ITEM 3.           LEGAL PROCEEDINGS.

         None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was approved for trading on the over-the-counter bulletin board ("OTCBB") under the symbol "ITRK" on August 7, 2001. On December 2, 2002, the symbol was changed to "ITCK" and there was a 1-for-20 reverse stock split. On March 28,2003, the symbol was changed to "CWLC", after we changed our name to China Wireless Communications, Inc. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter shown, as adjusted to reflect the reverse stock split:

                                                         Bid or Trade Prices
                                                      ------------------------
         2002 Fiscal Year                              High              Low
         ----------------                             ------            ------

         Quarter Ending 03/31/02...............       $ 8.80            $ 3.60
         Quarter Ending 06/30/02...............       $ 4.80            $ 2.40
         Quarter Ending 09/30/02...............       $ 2.50            $ 0.80
         Quarter Ending 12/31/02...............       $ 1.20            $ 0.12

         2003 Fiscal Year                              High              Low
         ----------------                             ------            ------

         Quarter Ending 03/31/03...............       $ 1.00            $ 0.05
         Quarter Ending 06/30/03...............       $ 1.00            $ 0.22
         Quarter Ending 09/30/03...............       $ 1.09            $ 0.77
         Quarter Ending 12/31/03...............       $ 0.82            $ 0.47


         As of December 31, 2003, there were approximately 202 record holders of our common stock

         On April 6, 2004, the closing price for our common stock on the OTCBB was $0.59.

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         During the last three fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

         A 2003 Stock Plan was adopted in January 2003.

--------------------------------------------------------------------------------------------------------
Plan Category               Number of  securities to     Weighted-average        Number of securities
                            be issued upon exercise of   exercise price of       remaining available for
                            outstanding options          outstanding options     future issuance under
                                                                                 equity compensation
                                                                                 plans
--------------------------------------------------------------------------------------------------------
Equity compensation         550,000(1)                   0.36                    638,341
plans approved by
securities holders
--------------------------------------------------------------------------------------------------------
Equity compensation         None                         None                    None
plans not approved by
securities holders
--------------------------------------------------------------------------------------------------------
Total                       550,000                      0.36                    638,341
--------------------------------------------------------------------------------------------------------

         (1) The 2003 Stock Plan allows our Board of Directors to issue shares or options under the plan up to a total number of shares up to 15 percent of the total common shares outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

         On April 23, 2003 we issued a convertible promissory note in the amount of Eleven Thousand ($11,000) Dollars. This instrument provides that at our sole option principal is payable through the issuance of shares of our Common Stock at a price of $.40 per share, and interest is payable through the issuance of shares of our Common Stock at a price of $.55 per share. This instrument was issued pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Regulation D promulgated thereunder. We have repaid the principal and interest of this instrument in cash.

         On June 11, 2003 we issued a convertible promissory note in the amount of Thirty Thousand ($30,000) Dollars. This instrument is convertible into shares of our Common Stock at a price of $.25 per share. This instrument was issued pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Regulation D promulgated thereunder.

         Commencing November 2003 and through the end of 2003, we raised $402,504, selling 1,380,202 shares of our common stock. The principal underwriter was Bellador Advisory Services Ltd. ("Bellador"), a Malaysian-based international business company and the securities were sold under Regulation S promulgated under the Securities Act. The total offering price of these securities was $894,453, less $491,949 in underwriting discounts and commissions. The Agreement signed with Bellador, provides that the Company is to receive a price equivalent to 45% of the market price, that its common stock trades, all as defined in our agreement with Bellador. Bellador further has an agreement with each investor, that the stock must be held for one year, before its Regulation S restriction is removed.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

         On March 21, 2003, we entered into an "Assignment and Assumption Agreement" with a related entity whereby we distributed to the related entity all of our assets and the related entity assumed all of our liabilities. Accordingly, as of March 21, 2003, the Company entirely ceased its prior business operations.

         On March 22, 2003, I-Track Inc., acquired all of the issued and outstanding shares of Strategic Communications Partners, Inc., a Wyoming corporation ("SCP"), pursuant to the terms of a Share Exchange Agreement, resulting in the shareholders and management of SCP having actual and effective control of I-Track Inc. On March 24, 2003, I-Track Inc. changed its name to China Wireless Communications, Inc. to better reflect the business activities of the Company.

         We are a facilities-based provider of broadband data, video and voice communications services to customers that are not served by existing landline based fiber networks. We typically deliver our services over fixed wireless networks that we design, construct, own and operate. Over this infrastructure, we offer ultra high-speed Internet access, and other broadband data services. Other value added services being offered by us include systems integration and other telecom professional services.

Agreements with Goldvision

         On December 18, 2002, SCP entered into agreements (the "Investment Contract") with Goldvision Technologies Ltd ("Goldvision"), a company incorporated in the PRC, which is engaged in the business of providing satellite communication, broadband internet, content, wireless access and transport in Beijing, whereby SCP was to earn an initial 18% equity interest in Goldvision by paying $4,800,000 with the purchase price to be paid prorata over 12 months from the effective date of the agreement, which is February 18, 2003. SCP was to have an 18% equity interest in Goldvision after these payments. SCP could have acquired an additional 6% equity interest in Goldvision by contributing $2,400,000 over a period of 12 months after the purchase of the initial interest. Under these agreements, SCP was to have received 49% of all future net revenues from the sale of all services. SCP made payments to Goldvision, totaling $55,000 under the Investment Contract.

         On March 14, 2003, SCP signed an agreement with the subsidiary of Goldvision, Goldtel, which holds the licenses used to sell its high-speed wireless broadband services. This agreement is for five years and allows us to market and sell all services which the licenses held by Goldtel may be used to provide. This agreement is only cancelable upon the written mutual consent of both parties.

         On August 5, 2003, an extension agreement was entered into between us and Goldvision to extend the due dates of the Investment Contract through September 5, 2003.

         In October 2003, SCP decided not to request an additional extension of the Investment Contract after the expiration date of September 5, 2003. We anticipate that they will continue to provide services under the March 14, 2003 Agreement on a case-by-case basis. We are no longer liable to provide any capital to Goldvision under these prior agreements. We do not believe that the termination of the Investment Contract will have any material effect on our business operations.

Beijing In-Touch Information System Company Ltd.

         On March 4, 2003, SCP set up a wholly owned foreign enterprise, Beijing In-Touch Information System Co. Ltd ("In-Touch") in the PRC. In-Touch has commenced operations in Beijing, through cooperation agreements with local telecommunications operators.

         On December 25, 2003 In-Touch started deploying a high speed broadband fiber network as the backbone to construct its fixed wireless broadband network system in Beijing. This network will make available 2.5 Gbps of capacity on a fiber network that surrounds the 66 kilometer-long fourth ring road in Beijing. The new additional capacity will support up to 100,000 business-class broadband business customers on its Beijing network.

         The first phase of the fixed wireless broadband network system in Beijing is expected to be completed during the second or third quarter in fiscal 2004, at which time In-Touch will begin full-service operations. In-Touch will be providing high speed wireless services, Virtual Private Network's and other wireless access, transport and enhanced data services.

         We continue to build innovative partnership and acquisition strategies to maximize the coverage of our network in Beijing. We plan to replicate our Beijing model in other strategic cities in China during late 2004 or 2005.

Employees

         As of December 31, 2003, we have three employees, all of whom are full-time in the United States. As of December 31, 2003, SCPL has no full-time employees in Hong Kong and In-Touch has 47 full-time employees all of whom are located in Beijing. None of our employees is covered by a collective bargaining agreement.

Chinese Tax Holiday

         In-Touch is registered in the Beijing Zhong Guan Cun High Tech Park and also recognized as a High Tech company. In-Touch will receive a tax holiday from 2003 to 2005 followed by a 50% reduction for the next three years.

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

Foreign Currencies

         Transactions in foreign currencies are translated at the rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the approximate rates ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains and losses are recorded in the statement of operations.

         Results of Operations. We are in the development stage and have not yet generated significant revenues from planned principal operations. SCP had no revenues in 2002. We began to record revenues in June 2003. Our primary activities during 2003 included: the finalization of our analysis of the market in Beijing and China for wireless broadband; setting up a Beijing office with a sales, engineering and administrative staff to market and support the sale of our high speed wireless broadband services; negotiating agreements and alliances with its partners which allow In-Touch to sell it services and value-added products; and, the initiation of the construction of its Fixed Wireless Broadband Network System in Beijing.

         We generated revenue of $35,372 for wireless broadband access services for the year ended December 31, 2003, through cooperation agreements with local telecommunications operators. Our Fixed Wireless Broadband Network System in Beijing is expected to begin operation in during the second quarter of 2004. We were not able to sell into our own network in 2003, as it was still under design and construction. Operational expenses totaled $3,529,832 for the year ended December 31, 2003. Of this amount, $2,325,604 were costs recorded for common stock issued for compensation, primarily to third party contractors which performed consulting services for us. Operational expenses totaled $1,015,482 for the period from August 13, 2002 (inception) to December 31, 2002. As a result, we incurred a net loss of $3,536,067 for the year ended December 31, 2003, as compared to $1,014,999 for the period from August 13, 2002 (inception) to December 31, 2002. This increase of losses was due to the increased operational expenses to support our business development in Beijing. Total assets increased 243.8% from $257,576 in 2002 to $627,873 in 2003, of which $400,239 was property, plant and equipment.

         Liquidity and Capital Resources. For the year ended December 31, 2003, we used cash of $1,138,054 for operating activities. In comparison, for the period from August 13, 2002 (inception) to December 31, 2002, we used cash of $134,874 in our operations. The most significant adjustment to reconcile the net loss to net cash used in operations was that common stock was issued as compensation amounting to $2,325,604. Investing activities also used cash of $381,468, which was comprised mainly of acquisition cost for equipment used to provide services to our customers and a cash payment in connection with the closing of the acquisition. Net cash provided by financing activities were $1,319,143, of which $755,122 were proceeds from issuance of common stock, $275,000 from issuance of notes payable, $41,000 from issuance of convertible debt and $367,921 from inception of loans, net of $119,900 repayment of notes payable.

         At December 31, 2003, we had $19,394 in the form of cash and cash equivalents, including $22,197 of pledged deposits.

Plan of Operation

           We have been focusing our efforts on finishing the design and construction of our Fixed Wireless Broadband Network System in Beijing, This system is estimated to commence operation during the second quarter of 2004. We will focus our primary marketing efforts on providing high-speed Internet access, VOIP, VPN private circuit, International leased line, and other broadband services to our clients. We are also in the midst of building partnership(s) with major telecom carriers of China. To connect more users to their backbone networks, we believe the carriers have motivation to cooperate with us in providing the high-speed wireless services to their customers on a revenue sharing basis. Following entering into the cooperative agreement with China Netcom Beijing Company on September 1, 2003, we are in the process of reviewing a similar arrangement with another Tier One Carrier. However, there is no guarantee that we will enter into agreement and no guarantee that the terms will be favorable to us.

         During 2004 we will develop Beijing, providing additional infrastructure which will allow us to expand our geographical coverage in Beijing. Using this same model, we plan to replicate our wireless broadband network in a dozen selected major metropolitan areas in the PRC. In each city, we will deploy multi-advanced technologies, including MSTP, ATM/IP, broadband wireless, soft switch, to provide high-speed Internet access, VOIP, Virtual Private Network, private circuit, International leased line and other value added services. We plan to expand Network Systems beyond Beijing starting in late 2004 or early 2005. Our ability to do this will be primarily limited by our ability to raise capital. There is no guarantee that we will be successful in raising funds or if we do raise funds it will be at terms more favorable to us.

         We have positioned ourselves as a high quality service provider, offering network reliability complemented with quality customer support. We are setting up a call center to accommodate queries and to provide a quick response to any queries from customers. We will focus our effort on customer satisfaction by attracting and retaining a core team of professionals.

         The continuation of us as a going concern is dependent upon the successful implementation of our business plan, raising capital, and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of us to implement the business plan successfully could adversely impact our business and prospects.

         We plan currently to increase our staffing levels only as required by our operations.

ITEM 7.           FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective February 19, 2003, we engaged The Rehmann Group ("Rehmann") as our principal accountant (such engagement was approved by our then board of directors). Edwards, Melton, Ellis, Koshiw & Company, P. C. ("Edwards") was our principal accountant preceding Rehmann. Edwards resigned as our independent accountant because it informed us that it was no longer going to be conducting audits of public companies.

         Prior to our engagement of Rehmann, we had not consulted with Rehmann as to the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

         During the period, there were no disagreements with Rehmann on any matter of accounting principals or practices, financial statements disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Rehmann, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements.

         In May 2003, Moores Rowland was engaged to be our international accounting firm (such engagement was approved by our then board of directors). Previously, in February 2003, SCP engaged Moores Rowland as our principal accountant.

         Prior to our engagement of Moores Rowland, we had not consulted with Moores Rowland as to the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

         On October 1, 2003, Moores Rowland merged with Mazars and is now practicing under the name of Moores Rowland Mazars.

ITEM 8A.          CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

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

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our executive officers and directors are:

         Name                     Age       Position
         ----                     ---       --------

         Brad Woods                45       Interim President, Chief Executive
                                             Officer and Director

         Allan Rabinoff            58       Director

         Henry Zaks                61       Director

         Pete Racelis              53       Vice President

         Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

Brad Woods,Interim President, Chief Executive Officer and Chairman of the Board of Directors

         Mr. Brad Woods became our Interim President and Chief Executive Officer on August 15, 2003. He was previously serving as our chief financial officer, secretary, treasurer and a director. He is a member of Breckenridge Capital Consulting Group, LLC. He has extensive experience in international investments, acquisitions, taxation, and computer applications with both public and private companies. Mr. Woods has also worked for Arthur Andersen & Co., where he executed projects for and on behalf of clients in the oil and gas, financial services, leasing, lodging, retail and light manufacturing industries. His experience includes practicing before the Securities and Exchange Commission, both with existing public companies and initial public offerings. He has also served as an advisor to numerous companies. Mr. Woods is a CPA in Colorado

Allan Rabinoff, Director

         Dr. Allan Rabinoff is a principal in Intelligent Network Communications, LLC and IP2IP, LLC. Throughout his business career he has focused on maximizing opportunities in a rapidly changing business environment. He has extensive international experience in the areas of project identification, contract negotiation, cross-cultural team building, marketing, sales, M & A strategy and business development. The majority of his international projects have been in the Far East. He became a director on February 23, 2004.

Henry Zaks, Director

         Henry Zaks is President of Zaks-Shane, LTD; a Wisconsin based organization that specializes in marketing business-to-business solutions to both corporations and small companies. He has over 30 years as a sales professional, and is renowned as an insurance marketing expert. He became a director on October 9, 2003.

Pete Racelis, Vice President

         Mr. Racelis is responsible for sales to telecommunication and cable companies, commercial and government markets. He also is responsible for all administration in the US. A veteran of direct sales and management of channel partners for more than 19 years, Pete is responsible for the portfolio of products and services that are offered to retail business and wholesale customers. Prior to joining the Company, Mr. Racelis sold hardware and software to telecommunications carriers, financial institutions, and commercial businesses both nationally and internationally in North America.

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

Committees

         In fiscal 2003 the board of directors did not have a standing audit, nominating, or compensation committees, rather the entire board of directors acted in such capacity.

         We have not yet adopted a code of ethics. We intend to do so in the near future.


ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth information about the remuneration of our officers for the last three completed fiscal years.

                                              SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                                                                          Long Term Compensation
                   ----------------------------------------------- --------------------------------------
                                 Annual Compensation                        Awards             Payouts
                   ----------------------------------------------- ------------------------- ------------
   Name and                                              Other     Restricted   Securities                    All
   Principal                                             Annual      Stock      Underlying      LTIP         Other
   Position         Year      Salary        Bonus     Compensation  Award(s)     Options/      Payouts    Compensation
                               ($)           ($)          ($)          ($)       SARs (#)        ($)          ($)
----------------------------------------------------------------------------------------------------------------------
  Brad A.Woods      2003      153,305      15,750         -0-          -0-          -0-          -0-          -0-
     Interim        2002       12,500        -0-          -0-          -0-          -0-          -0-          -0-
  President (1)     2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
  Peter Racelis     2003       62,370      13,500         -0-          -0-          -0-          -0-          -0-
      Vice          2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
   President        2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
  Philip Allen      2003       32,434      75,000         -0-          -0-          -0-          -0-          -0-
     Former         2002       22,500        -0-          -0-          -0-          -0-          -0-          -0-
     CEO(2)         2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
 Blake Ratcliff     2003       21,874        -0-          -0-          -0-          -0-          -0-          -0-
     Former         2002       52,500        -0-          -0-          -0-          -0-          -0-          -0-
      COO           2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
  Peter Fisher      2003      150,000        -0-          -0-          -0-          -0-          -0-          -0-
     Former         2002        -0-          -0-          -0-          -0-          -0-          -0-        150,000
   Director(3)      2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
  Tyler Fisher      2003      108,000        -0-          -0-          -0-          -0-          -0-          -0-
     Former         2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
   Director(3)      2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------

-----------------
(1) Mr. Woods became Chief Financial Officer on July 25, 2003 and became the Interim President on August 15, 2003.
(2) Mr. Allen resigned as CEO and President effective from August 15, 2003.
(3) Peter Fisher and Tyler Fisher resigned as Officers effective March 23, 2003. By resolution dated March 17, 2003, in conjunction with the Share Exchange Agreement with SCP, our board of directors approved compensation of $150,000 and $108,000 to Peter Fisher and Tyler Fisher, respectively, retroactive to December 31, 2002. Such compensation was paid by issuing 764,624 and 550,529 shares of ITI's common stock.

         In March 2003, the Company granted 300,000 options to Mr. Woods and 50,000 options to Mr. Racelis with an exercise price of $0.35 per share. During 2003, the Company granted in total, (including the grants to Mr Woods and Mr. Racelis) 550,000 options for its shares. None of these options had been exercised at December 31, 2003.

         There have been no grants stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, through December 31, 2003.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have not paid our outside directors fees for their services. However, we propose to pay them in the future.


Employment Agreements

         On March 25, 2003, we entered into employment agreements with Phillip Allen, our then president and chief executive officer, and Brad Woods, our chief financial officer, secretary and treasurer. The agreements are identical. Each is for an initial term of ten years and requires an annual salary of $120,000 for the first year, with a cumulative annual increase of 10% every year commencing on the first anniversary of the agreement. If employment should terminate due to death or a disability, the salary then in effect shall continue for two years from the date of termination. If termination should occur without cause, including a termination upon a change in control, within four years of the expiration of the term of the agreement, we are obligated to pay Mr. Allen or Mr. Woods, as the case may be, an amount equal to his salary in effect during the last five years of the term of the agreement, within ten business days after the termination. For the purposes of the agreement, a change of control shall be deemed to occur upon the election of directors constituting a majority of the board who have not been nominated or approved by Mr. Allen or Mr. Woods and are not related to Mr. Allen or Mr. Woods. Each of Mr. Allen and Mr. Woods has agreed that during the period of his employment and for a period of one year following his employment, he shall not engage or have an ownership interest of more than 25% in any business directly competitive with us, or take any action that constitutes an interference with or a disruption of any of our business activities.

         On August 15, 2003, Mr. Allen resigned as an officer and director of the Company. Effective August 31, 2003, Mr. Allen and the Company entered into a Separation and Voting Trust Agreement (the "Separation Agreement"), whereby all previous agreements with Mr. Allen were cancelled and the Company obtained the voting rights for his stock, for a period of two years, from the date of the Agreement. The Agreement required the Company to make $30,000 in payments to Mr. Allen over a three month period. The Company made payments totaling $15,000 to Mr. Allen. Further payments to Mr. Allen ceased as we believe he was in non-compliance with the Separation Agreement.

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

         The following table provides information as to individual grants of stock options made during the fiscal year 2003 to each of the named executive officers

-------------------------------------------------------------------------------------------------------
Name               Number of       Percent of        Exercise price   Market price     Expiration date
                   securities      total options     ($/Sh)           on the date of
                   underlying      granted to                         grant ($/Sh)
                   options         employees in
                   granted (#)     fiscal year
-------------------------------------------------------------------------------------------------------
Brad Woods         300,000         54.55%            0.35             0.35             October 31, 2004
-------------------------------------------------------------------------------------------------------
Pete Racelis        50,000          9.09%            0.35             0.35             October 31, 2004
-------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 31, 2004:

---------------------------------------------------------------------------------------------------

                                                    Amount and Nature of
Name and Address of Beneficial Owner (1)            Beneficial Ownership       Percent of Class (2)
---------------------------------------------------------------------------------------------------
Brad Woods                                                1,425,000(3)                 4.95%
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401
---------------------------------------------------------------------------------------------------
Phillip Allen                                             1,964,100                    6.78%
7280 Lagae Road Unit F, #130
Castle Rock, Colorado 80108
---------------------------------------------------------------------------------------------------
Henry Zaks                                                  593,750                    2.05%
11649 N. Port Washington Rd, Suite 224
Mequon, WI 53092
---------------------------------------------------------------------------------------------------
Dr. Allan Rabinoff                                          418,750                    1.45%
11649 N. Port Washington Rd, Suite 224
Mequon, WI 53092
---------------------------------------------------------------------------------------------------
Pedro E. Racelis III                                        487,500(3)                 1.68%
1746 Cole Boulevard, Suite 225
Golden, Colorado 80241
---------------------------------------------------------------------------------------------------
All officers and Directors as a Group

(Brad Woods, Henry Zaks, Pedro E. Racelis III,            2,925,000                   10.10%
and Dr. Allan Rabinoff)
---------------------------------------------------------------------------------------------------

---------------
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) This table is based on 28,956,393 shares of Common Stock outstanding as of March 31, 2004. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 31, 2004, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) Includes 300,000 and 50,000 shares issuable upon the exercise of stock options, for Mr. Woods and Mr. Racelis, respectively.

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


         During the period ended December 31, 2003, we paid amounts to related parties as follows::

--------------------------------------------------------------------------------
Name                 Relationship            Amount Paid   Nature of Payment (a)
--------------------------------------------------------------------------------
Henry Zaks (b)       Director                  $14,600     Consulting fee
--------------------------------------------------------------------------------
Dr. Allan Rabinoff   Director                  $28,290     Consulting fee
--------------------------------------------------------------------------------
(a) Each of the individuals listed in the table received the fees enumerated in this table prior to each joining our board of directors.

(b) On June 27, 2003 and July 31, 2003, Henry Zaks loaned the Company Eighty Thousand ($80,000) Dollars and the Company issued a promissory note in such amount payable to Mr. Zaks in the amount of $80,000. Henry Zaks was compensated prior to joining the Board as a consultant to review administration and accounting.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

--------------------------------------------------------------------------------
    Regulation
    S-B Number                             Exhibit
--------------------------------------------------------------------------------
       2.1 Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (1)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation (2)
--------------------------------------------------------------------------------
       3.2          Bylaws (2)
--------------------------------------------------------------------------------
       3.3          Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
       10.1 Promissory Note, dated May 27, 2003 in the amount of $79,600, payable to Buck Krieger
--------------------------------------------------------------------------------
       10.2 Promissory Note, dated June 27, 2003 in the amount of $50,000, and dated July 31, 2003 in the amount of $30,000, payable to Henry Zaks
--------------------------------------------------------------------------------
       10.3 Promissory Note, dated July 31, 2003 in the amount of 20,000, payable to Robert Zappa
--------------------------------------------------------------------------------
       10.4         2003 Stock Plan, as amended
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    Regulation
    S-B Number                             Exhibit
--------------------------------------------------------------------------------
       10.5         Investment Contract between Goldvision Technologies Ltd and
                    SCP dated December 18, 2003. This contract was previously
                    filed with form 10-K dated April 7, 2002.
--------------------------------------------------------------------------------
       10.6         Extension Agreement to Investment Contract between
                    Goldvision Technologies Ltd. and the Company dated August 5,
                    2003.
--------------------------------------------------------------------------------
       10.7         Employment Agreement dated March 25, 2003 with Phillip Allen
--------------------------------------------------------------------------------
       10.8         Employment Agreement dated March 25, 2003 with Brad A. Woods
--------------------------------------------------------------------------------
       10.9         Separation & Voting Trust Agreement with Philip Allen
--------------------------------------------------------------------------------
      10.10         Agreement between the Company and Bellador Advisory
                    Services, Ltd. dated October 22, 2003.
--------------------------------------------------------------------------------
      10.11         Agreement between the Company and China Netcom Group Beijing
                    Company dated September 1, 2003
--------------------------------------------------------------------------------
      10.12         Agreement between the Company and MCI International Ltd. Co.
                    dated August 14, 2003.
--------------------------------------------------------------------------------
       16.2         Letter from Edwards, Melton, Ellis, Koshiw & Company, P.C.
                    dated January 20, 2003 (4)
--------------------------------------------------------------------------------
       16.3         Letter from the Rehmann Group, dated February 19, 2003 (5)
--------------------------------------------------------------------------------
       16.4         Letter from Moores Rowland, dated May 14, 2003. (6)
--------------------------------------------------------------------------------
        21          Subsidiaries of the registrant
--------------------------------------------------------------------------------
       31.1         Certification Pursuant to Rule 13A-14 or 15D-14 of the
                    Securities Exchange Act of 1934, as Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

----------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 20, 2003.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 19, 2003.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 14, 2003.

(b) Reports on Form 8-K:

         We filed a report on Form 8-K dated October 10, 2003, reporting under
Item 5. No financial statements were required to be filed with the report.

         We filed a report on Form 8-K,dated December 3, 2003 reporting under
Item 5. No financial statements were required to be filed with the report.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Moores Rowland Mazars served as our principal accountant. We paid Moores Rowland Mazars $29,560 in 2003, in connection with our annual audit and to review our quarterly filings made on form 10-QSB during fiscal 2003. Moores Rowland Mazars was not paid by us to perform any other services.

                                             Audited Financial Statements

                                             China Wireless Communications, Inc.

                                             (A Development Stage Company)

                                             Year ended December 31, 2003

Report of Independent Auditors


To the Board of Directors and Stockholders of China Wireless Communications, Inc.
(A Development Stage Company)




We have audited the accompanying consolidated balance sheet of China Wireless Communications, Inc. (a development stage company) (the "Company") and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and for the period from August 13, 2002 (inception) to December 31, 2002 and the amounts included in the consolidated cumulative period from August 13, 2002 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the year ended December 31, 2003 and for the period from August 13, 2002 (inception) to December 31, 2002 and the amounts included in the consolidated cumulative period from August 13, 2002 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered losses from operations and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: April 13, 2004

China Wireless Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
================================================================================

                                                 Period from                     Period from
                                                  August 13,                      August 13,
                                                        2002                            2002
                                                 (inception)      Year ended  (inception) to
                                                 to December        December        December
                                                    31, 2003        31, 2003        31, 2002
                                       Note              US$             US$             US$
                                                ------------    ------------    ------------
Operating revenue
Service revenue                        3(d)           35,372          35,372              --

Cost of services                                     (24,938)        (24,938)             --
                                                ------------    ------------    ------------

Gross profit                                          10,434          10,434              --
                                                ------------    ------------    ------------

Operating expenses
Depreciation expenses                                 19,032          19,032              --
General and administrative expenses                4,526,282       3,510,800       1,015,482
                                                ------------    ------------    ------------

Total operating expenses                           4,545,314       3,529,832       1,015,482
                                                ------------    ------------    ------------

Loss from operations                              (4,534,880)     (3,519,398)     (1,015,482)

Non-operating income (expenses)
Interest income                                          803             484             319
Other income                                             339             175             164
Interest expenses                                    (17,328)        (17,328)             --
                                                ------------    ------------    ------------

Loss before income taxes                          (4,551,066)     (3,536,067)     (1,014,999)

Income taxes                            4                 --              --              --
                                                ------------    ------------    ------------

Net loss                                          (4,551,066)     (3,536,067)     (1,014,999)
                                                ============    ============    ============


Net loss per share of common stock:
    Basic                                             (0.203)         (0.156)         (0.047)
                                                ============    ============    ============

Weighted average number of shares of
    common stock outstanding
    (in thousands)                                    22,388          22,732          21,500
                                                ============    ============    ============

The financial statements should be read in conjunction with the accompanying notes
--------------------------------------------------------------------------------

China Wireless Communications, Inc.
(A Development Stage Company)

Consolidated Balance Sheet
================================================================================

                                                                          As of
                                                                       December
                                                                       31, 2003
ASSETS                                                 Note                 US$
                                                                   ------------

Current assets
Cash and cash equivalents                                                 3,806
Pledged deposits                                                         22,197
Prepayments and other receivables                        5              201,631
                                                                   ------------

Total current assets                                                    227,634

Property, plant and equipment, net                       6              400,239
                                                                   ------------

Total assets                                                            627,873
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                                                            6,609
Trade and other payables                                 7              325,783
Loans                                                    8              367,921
Notes payable                                            9              179,600
Convertible debts                                       10               41,000
                                                                   ------------

Total liabilities                                                       920,913
                                                                   ------------

Commitments and contingencies

Stockholders' deficit
Preferred stock, par value US$0.01 each
    1,000,000 shares of stock authorized, none issued
    and outstanding
Common stock, par value US$0.001 each,
    50,000,000 shares of stock authorized,
    26,213,953 shares of stock issued and outstanding                    26,214
Additional paid-in capital                                            4,231,812
Accumulated deficit                                                  (4,551,066)
                                                                   ------------

Total stockholders' deficit                                            (293,040)
                                                                   ------------

Total liabilities and stockholders' deficit                             627,873
                                                                   ============


The financial statements should be read in conjunction with the accompanying notes
--------------------------------------------------------------------------------

China Wireless Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity
================================================================================

                                          Common stock             Additional
                                   ---------------------------        paid-in    Accumulated
                                         Number         Amount        capital        deficit           Total
                                                           US$            US$            US$             US$
                                   ------------   ------------   ------------   ------------    ------------
As of August 13, 2002 -
    inception (Note)                 21,500,000         21,500      2,353,850             --       2,375,350

Net loss for the period                      --             --             --     (1,014,999)     (1,014,999)
                                   ------------   ------------   ------------   ------------    ------------

As of December 31, 2002              21,500,000         21,500      2,353,850     (1,014,999)      1,360,351

Common stock issued for
    services at prices ranging
    from $0.25 to $0.72 per
    share                             3,293,751          3,294      1,456,878             --       1,460,172

Common stock issued for cash
    at prices ranging from $0.50
    to $0.80 per share, net of
    issuance costs of $491,949        1,420,202          1,420        421,084             --         422,504

Net loss for the year                        --             --             --     (3,536,067)     (3,536,067)
                                   ------------   ------------   ------------   ------------    ------------

Balance as of December
    31, 2003                         26,213,953         26,214      4,231,812     (4,551,066)       (293,040)
                                   ============   ============   ============   ============    ============

Note: The common stock issued and outstanding at inception represents shares in issue immediately after the reverse acquisition of Strategic Communications Partners, Inc. ("SCP") on March 22, 2003, assuming that the capital structure had already been in existence since August 13, 2002. Details of the reverse acquisition are set out in note 1 to the financial statements.


The financial statements should be read in conjunction with the accompanying notes
--------------------------------------------------------------------------------

China Wireless Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
================================================================================

                                                             Period from                     Period from
                                                              August 13,                      August 13,
                                                                    2002                            2002
                                                          (inception) to      Year ended  (inception) to
                                                            December 31,    December 31,    December 31,
                                                                    2003            2003            2002
                                                                     US$             US$             US$
                                                            ------------    ------------    ------------
Cash flows from operating activities
Net loss                                                      (4,551,066)     (3,536,067)     (1,014,999)

Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation                                                19,032          19,032              --
      Common stocks issued for compensation                    3,134,954       2,325,604         809,350
      Changes in working capital:
         Prepayments and other receivables                      (201,631)       (201,631)             --
         Trade and other payables                                325,783         255,008          70,775
                                                            ------------    ------------    ------------
Net cash used in operating activities                         (1,272,928)     (1,138,054)       (134,874)
                                                            ------------    ------------    ------------

Cash flows from investing activities
Acquisition of property, plant and equipment                    (419,271)       (419,271)             --
Increase in pledged deposits                                     (22,197)        (22,197)             --
Repayment from (Advance to) a related party                           --          60,000         (60,000)
                                                            ------------    ------------    ------------
Net cash used in investing activities                           (441,468)       (381,468)        (60,000)
                                                            ------------    ------------    ------------

Net cash provided by financing activities
Net proceeds from issuance of common stock                     1,123,072         755,122         367,950
Inception of loans                                               367,921         367,921              --
Proceeds from issuance of notes payable                          322,000         275,000          47,000
Repayment of notes payable                                      (142,400)       (119,900)        (22,500)
Proceeds from issuance of convertible notes                       41,000          41,000              --
                                                            ------------    ------------    ------------
Net cash provided by financing activities                      1,711,593       1,319,143         392,450
                                                            ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents              (2,803)       (200,379)        197,576
Cash and cash equivalents, as of beginning
    of the period / year                                              --         197,576              --
                                                            ------------    ------------    ------------

Cash and cash equivalents, as of end of the period / year         (2,803)         (2,803)        197,576
                                                            ============    ============    ============

Analysis of balances of cash and cash equivalents
Bank balances                                                      3,806           3,806         197,576
Bank overdraft                                                    (6,609)         (6,609)             --
                                                            ------------    ------------    ------------

                                                                  (2,803)         (2,803)        197,576
                                                            ============    ============    ============

Supplemental disclosure of cash flow information
Interest paid                                                     17,328          17,328              --
                                                            ============    ============    ============

Non-cash operating, investing and financing activities
Common stocks issued for compensation by SCP (Note 12)         1,674,782         865,432         809,350
Common stocks issued for compensation
    by the Company (Note 12)                                   1,460,172       1,460,172              --
                                                            ------------    ------------    ------------

                                                               3,134,954       2,325,604         809,350
                                                            ============    ============    ============

The financial statements should be read in conjunction with the accompanying notes
--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         i-Track., Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 8, 1999. On March 21, 2003, the Company entered into an "Assignment and Assumption Agreement" with a related entity whereby the Company distributed to the related entity all its assets and the related entity assumed all liabilities of the Company. Accordingly, as of March 21, 2003, the Company entirely ceased its prior business operations.

         As of December 31, 2002, the condensed financial statements of i-Track, Inc. were:

                   Condensed Balance Sheet                      Condensed Statement of Operations
         -------------------------------------------      -------------------------------------------
                                               As of                                       Year ended
                                            December                                         December
                                            31, 2002                                         31, 2002
                                                 US$                                              US$
                                          ----------                                       ----------
         Cash                                    778      Sales                               301,750
                                          ----------
                                                          Cost of sales                      (250,635)
                                                                                           ----------
         Total assets                            778
                                          ==========
                                                          Gross profit                         51,115
                                                          Administrative and selling
                                                              expenses                        (84,697)
                                                          Management and other
         Current liabilities                 294,812          fees to stockholders           (258,000)
                                                                                           ----------
         Common stock                          1,185
         Additional paid-in capital        1,367,610      Net loss                           (291,582)
                                                                                           ==========
         Accumulated deficit              (1,661,484)
                                                          Weighted average number
         Due from related companies           (1,345)         of shares                     1,184,847
                                          ----------                                       ==========

         Total liabilities and                            Net loss per common
             stockholders' deficit               778          share                             (0.25)
                                          ==========                                       ==========

         Pursuant to a share exchange agreement effective on March 22, 2003, the Company acquired SCP, a Wyoming corporation incorporated on August 13, 2002, by issuance of 19,000,000 restricted shares of the Company's common stock to the shareholders of SCP, resulting in the SCP shareholders as a group owning approximately 88.4% of the outstanding shares of common stock of the Company. As a result, SCP became a wholly-owned subsidiary of the Company.


The financial statements should be read in conjunction with the accompanying notes
--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

         For financial reporting purposes, the acquisition of SCP by the Company has been treated as a reverse acquisition whereby SCP is considered as the acquirer, i.e. the surviving entity, for financial reporting purposes. On this basis, the historical financial statements prior to March 22, 2003 represent the financial statements of SCP. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 19,000,000 shares of common stock since inception of SCP plus the original 2,500,000 shares of common stock of the Company just before the reverse acquisition, with corresponding adjustments to additional paid-in capital.

         On March 24, 2003, the Company's name was changed to China Wireless Communications, Inc. Its principal activities are to manage and administrate its subsidiaries. The details of its subsidiaries and their principal activities are listed out in the following paragraph. The Company is in the development stage and has not yet generated significant revenue from the planned principal operations.

                                            Date of                          Equity interest
                                      acquisition /             Place of      owned by the                Principal
         Name of company                  formation        incorporation         Company                 activities
                                                                            Direct   Indirect
         SCP                             August 13,         Wyoming, the      100%         --    Investment holding
                                               2002        United States

         Strategic                      December 9,            Hong Kong       --         100%   Investment holding
           Communications                      2002
           Partners Limited

         Beijing In-Touch                  March 4,    People's Republic       --         100%       Telecommunica-
           Information System Co.              2003     of China ("PRC")                                       tion
           Ltd. ("In-Touch")                                                                               services

--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


2.       BASIS OF PRESENTATION

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP").

         The Company is in the development stage and has incurred losses of US$4,551,066 since inception. In addition, the Company had a negative working capital of US$693,279 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to expand its network infrastructure in Beijing, the PRC. The Beijing network will begin generating cash flow in the second calendar quarter of 2004. The Company also plans to initiate the design and installation phases of a similar network in at least one other city in the PRC in 2004. The Company will emphasize its high-speed wireless broad-band services, alongside its value added products and services. The Company is working with several funding sources, both in the United States and in Asia, to assist it in raising sufficient capital to execute its business plan this year. The Company is looking to acquire more capital through a variety of instruments, including convertible preferred stock, convertible notes and private equity investments. Continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there is no assurance that the Company will be able to raise the capital required for its operations or to execute its business strategy. The inability of the Company to raise the required capital or implement its business strategy successfully could adversely impact the Company's business and prospects.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of accounting
                  The financial statements have been prepared under the historical cost convention. Cost in relation to assets represents the cash paid or the fair value of the assets, as appropriate.

         (b)      Principles of consolidation
                  The consolidated financial statements include the financial information of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the period are consolidated from or to their effective dates of acquisition or disposal respectively.

                  All material intercompany balances and transactions have been eliminated on consolidation.

         (c)      Subsidiary
                  A subsidiary is an affiliate controlled by the Company directly, or indirectly through one or more intermediaries. The term control (including the terms controlling, controlled by and under common control with) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (d)      Revenue recognition
                  Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue and cost, if applicable, can be measured reliably and on the following basis.

                  Service revenue is recognized in the period when services are rendered.

         (e)      Income taxes
                  Provision for income and other related taxes have been provided in accordance with the tax rates and lows in effect in various countries of operations.

                  Deferred taxes are provided using the liability method for all significant temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. The tax consequences of those differences are classified as current or non-current based on the classification of the related assets or liabilities in the financial statements.

         (f)      Operating leases
                  Leases where substantially all of the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

         (g)      Earnings (Loss) per share
                  Basic earnings (loss) per common share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the periods.

                  The calculation of diluted earnings (loss) per share is based on earnings (loss) available to common shareholders and on the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. As of December 31, 2003, 2,379,000 shares in total could be issued pursuant to the convertible debts, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

         (h)      Related parties
                  Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (i)      Foreign currencies
                  Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the statement of operations.

                  On consolidation, assets and liabilities of subsidiaries denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions. Revenues, costs and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period. The effects of foreign currencies translation adjustments are included as a separate component of accumulated other comprehensive income.

         (j)      Use of estimates
                  The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but not limited to depreciation, taxes and contingencies. Actual results could differ from those estimates.

         (k)      Fair value of financial instruments
                  The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which include cash, accounts payable, loans, notes payable and convertible debts, approximate their carrying values in the financial statements.

         (l)      Cash and cash equivalents
                  Cash equivalents include all highly liquid investments, generally with original maturities of three months or less that are readily convertible to known amount of cash and which are subject to an insignificant risk of changes in value.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (m)      Property, plant and equipment and depreciation
                  Property, plant and equipment are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property, plant and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in statement of operations.

                  When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

                  Depreciation is calculated to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight-line method, at the following rates per annum:

                      Leasehold improvement                         20%
                      Telecommunication equipment                   20%
                      Furniture and fixture                         20%
                      Office equipment                              20% - 33.33%

                  No depreciation is provided in respect of construction in progress until it is completed and put into commercial operation.

                  The Company recognizes an impairment loss on property, plant and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

         (n)      Stock-based compensation
                  The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

                  On March 22, 2003, the Company granted options to subscribe for shares of the Company to its directors and officers ("Options I"). The option period commenced on the effective date of grant and will expire on October 31, 2004. The options were granted at an exercise price of US$0.35 per share, which is the market price on the grant date. As of December 31, 2003, 450,000 options were outstanding and no option has been exercised during the year ended December 31, 2003.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (n)      Stock-based compensation (Continued)
                  On July 7, 2003, the Company granted options to subscribe for shares of the Company to its employees ("Options II"). The option period commenced on October 1, 2004 and will expire three years after such date. The options were granted at an exercise price of US$0.41 per share, which approximates the market price on the grant date. As of December 31, 2003, 100,000 options were outstanding and no option has been exercised during the year ended December 31, 2003.

                  As the exercise prices of the Company's stock options are either the same as or approximate to the market prices of the underlying stock on the grant dates, no compensation expense has been recognized for stock options pursuant to APB Opinion No. 25.

                  Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

                                                           Period from                     Period from
                                                            August 13,                      August 13,
                                                                  2002                            2002
                                                        (inception) to      Year ended  (inception) to
                                                          December 31,    December 31,    December 31,
                                                                  2003            2003            2002
                                                          ------------    ------------    ------------
                  Net loss
                    As reported                             (4,551,066)     (3,536,067)     (1,014,999)
                    Total stock-based compensation
                       expenses                                (55,437)        (55,437)             --
                                                          ------------    ------------    ------------

                    Pro forma                               (4,606,503)     (3,591,504)     (1,014,999)
                                                          ============    ============    ============

                  Basic net loss per share
                    As reported                                 (0.203)         (0.156)         (0.047)
                                                          ============    ============    ============

                    Pro forma                                   (0.206)         (0.158)         (0.047)
                                                          ============    ============    ============

--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (n)      Stock-based compensation (Continued)
                  Options I and Options II have fair values of US$0.1041 and US$0.2148 respectively. The estimated fair value of Options II has been amortized to expenses over the options' vesting period. Because the determination of the fair value of all options granted includes an expected volatility factor, the above pro forma disclosures are not representative of pro forma effects for future years. The fair values of the options have been calculated using the Black-Scholes option pricing model with the following assumptions:

                                                  Options I      Options II
                                               ------------    ------------

                  Expected volatility                    58%             58%
                  Risk-free interest rate              1.80%           1.76%
                  Contractual life               1.61 years      3.24 years
                                               ============    ============

         (o)      New accounting pronouncements
                  There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.


4.       INCOME TAXES

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates. As the Company is in the development stage and has incurred losses since inception, there is no current provision for income taxes.

         A reconciliation of the Company's effective tax rate to the statutory rate in the United States is as follows:

                                                                    Period from
                                                                August 13, 2002
                                                     Year Ended  (inception) to
                                                   December 31,    December 31,
                                                           2003            2002
                                                     ---------- ---------------

         United States statutory rate                      34.0%          34.0%
         State taxes, net of Federal benefits               3.3%           3.3%
                                                     ----------     ----------

         Statutory rate                                    37.3%          37.3%
         Effect of different tax rates of companies
            operating in other jurisdiction                (1.0%)           --
         Non-deductible expenses                           (0.2%)           --
         Valuation allowance for deferred tax assets
            (Note (a))                                    (31.0%)        (37.3%)
         Effect of tax holidays (Note (b))                 (5.1%)           --
                                                     ----------     ----------

                                                             --             --
                                                     ==========     ==========


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


4.       INCOME TAXES (CONTINUED)

         (a) The Company's and SCP's operating losses carry forwards amounted to a total of US$323,000 (2002: HK$43,000) will expire after twenty years from the year of the losses were incurred unless utilized. Additionally, the ability to recognize the benefit from the net operating loss carry forwards of the Company and SCP could be limited under Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined. As a result, the income tax benefit of the net operating loss carry forwards has not been recognized.

         (b) At present, all of the Company's income is generated in the PRC by In-Touch. In-Touch, being a hi-tech enterprise, is exempted from the PRC enterprise income tax from 2003 to 2005, followed by a 50% reduction for the next three years. Under current PRC tax laws, In-Touch's losses of US$545,000 (2002: US$-) will expire after five years.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets are as follows:

                                                                        2003
                                                                         US$
                                                                 -----------

         Net operating loss carry forward                            120,000
         Start-up and costs capitalized for tax purposes           1,351,000
                                                                 -----------

         Total deferred tax assets                                 1,471,000
         Valuation allowance for deferred tax assets              (1,471,000)
                                                                 -----------

         Net deferred taxes                                               --
                                                                 ===========


5.       PREPAYMENTS AND OTHER RECEIVABLES

                                                                        2003
                                                                         US$
                                                                 -----------

         Prepaid expenses                                              9,160
         Deposits                                                     43,049
         Advances to employees                                           977
         Advances to related parties (Note 11(c))                     75,274
         Other receivables                                            73,171
                                                                 -----------

                                                                     201,631
                                                                 ===========


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


6.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consisted of:

                                                                        2003
                                                                         US$
                                                                 -----------

         Leasehold improvement                                        66,119
         Telecommunication equipment                                  45,652
         Furniture and fixture                                        17,154
         Office equipment                                             70,943
         Construction in progress                                    219,403
                                                                 -----------

         Cost                                                        419,271
         Less: Accumulated depreciation                              (19,032)
                                                                 -----------

         Property, plant and equipment, net                          400,239
                                                                 ===========


7.       TRADE AND OTHER PAYABLES

                                                                        2003
                                                                         US$
                                                                 -----------

         Trade payables                                                  180
         Accrued expenses                                            198,943
         Other payables                                              126,660
                                                                 -----------

                                                                     325,783
                                                                 ===========


8.       LOANS

         The loans are advanced by a shareholder, Peter Fisher, and his related companies, which are unsecured, interest-free and have no fixed repayment terms.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


9.       NOTES PAYABLE

         The notes payable are unsecured and bear interest at 9% per annum. Other details are set out below.

                                                                                                             Amount as
                                                                                                                    of
                                                                             Original                         December
         Holder                         Issue date      Maturity date          amount       Repayment         31, 2003
                                                                                  US$             US$              US$
         Buck Krieger                September 17,       February 28,
                                              2002               2003          50,000

                                       January 21,       February 28,
                                              2003               2003          50,000

                                      May 21, 2003    August 30, 2003          40,000

                                      May 21, 2003    August 30, 2003          35,000
                                                                          -----------

                                                                              175,000         (95,400)          79,600
                                                                          ===========

         Gerdz Inv. RLLLP            July 31, 2003      September 30,                              --           20,000
                                                                 2003          20,000
                                                                          -----------

         Henry Zaks *                June 27, 2003      September 30,
                                                                 2003          50,000

                                     July 31, 2003      September 30,
                                                                 2003          30,000
                                                                          -----------

                                                                               80,000              --           80,000
                                                                          -----------     -----------      -----------

                                                                              275,000         (95,400)         179,600
                                                                          ===========     ===========      ===========

         The Company is in default on all of its notes payable. The Company is working with the noteholders to satisfy these outstanding obligations. It is exploring the conversion of the amounts due with interests into common stock of the Company, where possible.

         * Henry Zaks is a director of the Company.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


10.      CONVERTIBLE DEBTS

         The convertible debts are unsecured and bear interest at 8% per annum. The conversions are at the option of the Company and the conversion prices approximate the market values of the Company's shares at the issue dates. Other details are set out below.

         Holder                    Issue date       Maturity date            Convertible price         Amount
                                                                                           US$            US$
         Thomas Vickers        April 23, 2003      April 23, 2004        Principal at US$0.40,         11,000
                                                                           interest at US$0.55

         Robert Johnson         June 11, 2003       June 11, 2004       Principal and interest         30,000
                                                                                    at US$0.25
                                                                                                     --------

                                                                                                       41,000
                                                                                                     ========

11.      RELATED PARTY TRANSACTIONS

         In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)      Name and relationship of related parties

         Name                            Existing relationships with the Company
         ----                            ---------------------------------------

         Brad Woods                      Shareholder, Chairman of the Board of
                                           Directors, Interim President & Chief
                                           Executive Officer, Chief Financial
                                           Controller

         Kent Lam                        Shareholder of the Company and
                                           President of In-Touch

         Train Top Investment &
           Trading Ltd. ("Train Top")    A company beneficially owned and
                                           controlled by Kent Lam

         Dr. Allan Rabinoff              Shareholder and director of the Company

         Henry Zaks                      Shareholder and director of the Company

         Pete Racelis                    Shareholder and Vice President of the
                                            Company

         Blake Ratcliff                  Shareholder of the Company and former
                                            Chief Operating Officer of SCP

         Phillip Allen                   Shareholder of the Company and former
                                            Chief Executive Officer of SCP


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


11.      RELATED PARTY TRANSACTIONS (CONTINUED)

(b)      Summary of related party transactions

                                                                    Period from
                                                                August 13, 2002
                                                   Year Ended    (inception) to
                                                 December 31,      December 31,
                                                         2003              2002
                                                          US$               US$
                                                 ------------      ------------
         Renumeration and consulting fees paid to:
           Brad Woods                                 169,055            12,500
           Train Top                                  198,112                --
           Dr. Allan Rabinoff                          28,290                --
           Henry Zaks                                  14,600                --
           Pete Racelis                                75,870                --
           Blake Ratcliff                              21,874            52,500
           Phillip Allen                              107,434            22,500
                                                 ============      ============

(c)      Advances to related parties
                                                                           2003
                                                                            US$
                                                                   ------------

        Advances to Brad Woods                                              295
        Advances to Train Top                                            74,979
                                                                   ------------

                                                                         75,274
                                                                   ============


12.      STOCK-BASED COMPENSATION

         During the year and before the reverse acquisition as detailed in note 1 to the financial statements, SCP gave 1,840,600 shares of its common stock as compensation in lieu of cash. The amount of US$865,432 (2002:
         US$809,350) has been included in "General and administrative expenses" in the consolidated statements of operations.

         After the reverse acquisition, the Company issued 3,293,751 shares of its common stock as compensation in lieu of cash. The amount of US$1,460,172 has been included in "General and administrative expenses" in the consolidated statements of operations.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


13.      COMMITMENTS AND CONTINGENCIES

         The Company leases certain staff quarters and offices premises under non-cancellable operating leases. Rental expenses under operating leases was US$121,406 for the year ended December 31, 2003 (2002:
         US$-).

         Future minimum rental payments under non-cancellable operating leases are approximately as follows:

                                                                       2003
                                                                        US$
                                                               ------------

         Year ending December 31,
         2004                                                       123,808
         2005                                                        36,808
         2006                                                         6,135
                                                               ------------

         Total future minimum lease payments                        166,751
                                                               ============


14.      EMPLOYEE RETIREMENT BENEFIT PLANS

         As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees who are residents of PRC at a rate of 20% on an agreed amount with each of its employee, subject to limits set out by the PRC government. The Company has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

         The pension expense for the year ended December 31, 2003 was US$13,981 (2002: US$-).


15.      REPORT ON SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company's income is substantially derived from the operation in a single business segment which is the provision of broadband data, video and voice communications services. In addition, the Company's services are only provided to customers in the PRC. Therefore, no geographical segment information is presented.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


16.      OPERATING RISKS

         (a)    Country risks

                The Company may be exposed to the risks as a result of its operations being carried out in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company's results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company's management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

         (b)    Cash balances

                The Company maintains its cash balances with various banks and trust companies located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the amounts placed with the banks and trust companies be non-recoverable. There has been no history of credit losses in these regards and there are neither material commitment fees nor compensating balance requirements for all outstanding loans of the Company.

         (c)    Concentration of credit risk

                For the year ended December 31, 2003, 5 customers accounted for 30.1%, 14.9%, 11.7%, 10.6% and 10.2% of total operating revenue of the Company respectively. No other customer accounted for more than 10% of total operating revenue of the Company for the year ended December 31, 2003. The Company had no accounts receivable as of December 31, 2003.

                Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when there are similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentration of credit risk arises from the Company's receivables. Even though the Company does have major customers, it does not consider itself be exposed to significant credit risk with regards to collection of the related receivables.


--------------------------------------------------------------------------------

China Wireless Communications Inc.
(A Development Stage Company)

Notes to the Financial Statements
Year ended December 31, 2003
================================================================================


17.      STOCK WARRANTS

         During the period ended December 31, 2002, SCP issued 670,000 warrants to non-employees and none of the warrants has been exercised. Upon the reverse acquisition as detailed in note 1 to the financial statements, those warrants were converted into warrants of the Company at a ratio of 1 to 2.5. As a result, the non-employee warrants of the Company outstanding as of December 31, 2003 were 1,675,000. These warrants are exercisable until and prior to August 15, 2005. Each warrant entitles its holder to purchase one share of the Company's common stock, as follows: the purchase price of one share of common stock shall be equal to: US$1 if exercised on or before 5:00 p.m. Colorado time on August 15, 2003; US$2 if exercised on or before 5:00 p.m. Colorado time on August 15, 2004; and US$3 if exercised on or before 5:00 p.m. Colorado time on August 15, 2005.


18.      POST BALANCE SHEET EVENTS

         On January 1, 2004, the Company signed a contract with China Satellite Communication Corporation Beijing Branch ("China Satellite"). According to this agreement, the Company will provide broadband access service and technical support to China Satellite.

         The Board of Directors of the Company appointed Dr. Allan Rabinoff as a board member effective from February 24, 2004.

         On February 25, 2004, the Company signed a cooperative agreement with Datang Gohigh Networks Technology Corporation ("Datang Gohigh"). Under this agreement, Datang Gohigh will provide network system design, integration, installation, and technical support to the Company for the Company's construction of Metropolitan Broadband Access Network in Beijing City. Datang Gohigh will also provide lease financing for the Company's capital expenditures on its wireless broadband network. On March 19, 2004, the Company completed its first equipment lease arrangement for an amount of $344,867 for its network system.


--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHINA WIRELESS COMMUNICATIONS, INC.



Date:  April 14, 2004      By: /s/ BRAD WOODS
                               -------------------------------------------------
                               Brad Woods
                               Interim President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                           Date


/s/ BRAD WOODS              Interim President (Principal          April 14, 2004
-----------------------     Executive Officer) and Chief
Brad Woods                  Financial Officer (Principal
                            Financial and Accounting Officer)


/s/ HENRY ZAKS              Director                              April 14, 2004
-----------------------
Henry Zaks



/s/ ALLAN RABINOFF          Director                              April 14, 2004
-----------------------
Allan Rabinoff