Form 10KSB/A
period 2003-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2004-04-22
CIK 1125280

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 18,693,150 as of April 7, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,208,048 as of April 7, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X]

                                EXPLANATORY NOTE

     China Wireless Communications, Inc. is filing this amendment to its annual report on Form 10-KSB for the year ended December 31, 2003 solely for the purpose of revising the List of Exhibits in Item 15(c) of the Form 10-KSB, filing certain exhibits and revising the Exhibit Index. As originally filed, the List of Exhibits inadvertently omitted certain documents. The List of Exhibits contained herein includes the exhibits required by Item 601 of Regulation S-B for a Form 10-KSB filing, and documents not incorporated by reference are filed as exhibits herewith as reflected in the Exhibit Index.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
--------------------------------------------------------------------------------
    Regulation
    S-B Number                             Exhibit
--------------------------------------------------------------------------------
       2.1 Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (1)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation (2)
--------------------------------------------------------------------------------
       3.2          Bylaws (2)
--------------------------------------------------------------------------------
       3.3          Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
       10.1         Promissory Note, dated June 27, 2003 in the amount of
                       $20,000, payable to Henry Zaks.
--------------------------------------------------------------------------------
       10.2         Promissory Note, dated July 31, 2003 in the amount of
                       $30,000, payable to Henry Zaks.
--------------------------------------------------------------------------------
       10.3         Investment Contract between Goldvision Technologies Ltd and
                       SCP dated December 18, 2002. (4)
--------------------------------------------------------------------------------
       10.4         Extension Agreement to Investment Contract between
                       Goldvision Technologies Ltd. and the Company dated August 5, 2003.
--------------------------------------------------------------------------------
       10.5         Employment Agreement dated March 25, 2003 with Phillip
                       Allen. (4)
--------------------------------------------------------------------------------
       10.6         Employment Agreement dated March 25, 2003 with Brad A.
                       Woods. (4)
--------------------------------------------------------------------------------
       10.7         Separation & Voting Trust Agreement with Philip Allen.
--------------------------------------------------------------------------------
       10.8         Agreement between the Company and Bellador Advisory
                       Services, Ltd. dated October 22, 2003.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    Regulation
    S-B Number                             Exhibit
--------------------------------------------------------------------------------
       10.9         Agreement between the Company and China Netcom Group Beijing
                       Company dated September 1, 2003.
--------------------------------------------------------------------------------
       16.2         Letter from Edwards, Melton, Ellis, Koshiw & Company, P.C.
                       dated January 20, 2003. (5)
--------------------------------------------------------------------------------
       16.3         Letter from the Rehmann Group, dated February 19, 2003. (6)
--------------------------------------------------------------------------------
       16.4         Letter from Moores Rowland, dated May 14, 2003. (7)
--------------------------------------------------------------------------------
       21*          Subsidiaries of the registrant
--------------------------------------------------------------------------------
       31.1*        Certification Pursuant to Rule 13A-14 or 15D-14 of the
                       Securities Exchange Act of 1934, as Adopted Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
       32.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of
                       2002.
--------------------------------------------------------------------------------
* Previously Filed

----------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 20, 2003.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 19, 2003.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 14, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHINA WIRELESS COMMUNICATIONS, INC.

Date:  April 22, 2004              By: /s/ BRAD WOODS
                                       -----------------------------------------
                                       Brad Woods
                                       Interim President (Principal Executive
                                       Officer) and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                           Date


/s/ BRAD WOODS              Interim President (Principal          April 22, 2004
-----------------------     Executive Officer) and Chief
Brad Woods                  Financial Officer (Principal
                            Financial and Accounting Officer)


/s/ HENRY ZAKS              Director                              April 22, 2004
-----------------------
Henry Zaks



/s/ ALLAN RABINOFF          Director                              April 22, 2004
-----------------------
Allan Rabinoff