Form 10QSB
period 2004-03-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2004-05-19
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2004

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from ________________ to _______________

                        Commission file number: 333-49388

                       CHINA WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                               91-1966948
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

           1746 COLE BOULEVARD, SUITE 225, GOLDEN, COLORADO 80401-3210
                    (Address of principal executive offices)

                                 (303) 277-9968
                          (Issuer's telephone number)

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

              28,491,457 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                              AS OF MARCH 31, 2004

    Transitional Small Business Disclosure Format (check one);  Yes     No X
                                                                   ---    ---

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. - Financial Statements

                 - Condensed Consolidated Statements of Operations (Unaudited)
                   Three Months Ended March 31, 2004 and 2003, and period from August 13, 2002
                   (inception) to March 31, 2004.........................................................3

                 - Condensed Consolidated Balance Sheet (Unaudited)
                   As of March 31, 2004..................................................................4

                 - Condensed Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2004 and 2003, and period from August 13, 2002
                   (inception) to March 31, 2004.........................................................5

                 - Condensed Consolidated Statements of Stockholders' Equity (Unaudited).................6

                 - Notes to and Forming Part of the Condensed Financial
                   Statements (Unaudited)................................................................7

         Item 2. - Management's Discussion and Analysis or Plan of Operations ...........................9

         Item 3. - Controls and Procedures..............................................................13

PART II. OTHER INFORMATION

         Item 1. - Legal Proceedings ...................................................................14

         Item 2. - Changes in Securities................................................................14

         Item 3. - Defaults Upon Senior Securities .....................................................14

         Item 4. - Submission of Matters to a Vote of Security Holders .................................14

         Item 5. - Other Information ...................................................................14

         Item 6. - Exhibits and Reports on Form 8-K ....................................................15

SIGNATURES .............................................................................................16

                                  Page 2 of 19

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

=======================================================================================================================
                                                                  PERIOD FROM
                                                                       AUGUST
                                                                      13,2002          THREE MONTHS        THREE MONTHS
                                                               (INCEPTION) TO           ENDED MARCH         ENDED MARCH
                                                                MARCH 31,2004               31,2004             31,2003
                                                  NOTE                    US$                   US$                 US$

OPERATING REVENUE
Service revenue                                                       60,689                25,317                    -

Cost of services                                                     (42,162)              (17,224)                   -
                                                              ---------------       ---------------       --------------

GROSS PROFIT                                                          18,527                 8,093                    -
                                                              ---------------       ---------------       --------------

OPERATING EXPENSES
Depreciation expenses                                                 26,013                 6,981                1,315
General and administrative expenses                                5,070,526               544,244            1,301,811
                                                              ---------------       ---------------       --------------

Total operating expenses                                           5,096,539               551,225            1,303,126
                                                              ---------------       ---------------       --------------

LOSS FROM OPERATIONS                                              (5,078,012)             (543,132)          (1,303,126)

NON-OPERATING INCOME (EXPENSES)
Interest income                                                          851                    48                    -
Other income                                                             339                     -                    -
Interest expenses                                                    (20,145)               (2,817)                (989)
                                                              ---------------       ---------------       --------------

LOSS BEFORE INCOME TAXES                                          (5,096,967)             (545,901)          (1,304,115)

Income taxes                                                               -                     -                    -
                                                              ---------------       ---------------       --------------

NET LOSS                                                          (5,096,967)             (545,901)          (1,304,115)
                                                              ===============       ===============       ==============


NET LOSS PER SHARE OF COMMON STOCK:                 3
         Basic                                                                             (0.0198)             (0.0607)
                                                                                    ===============       ==============

         Diluted                                                                               N/A                  N/A
                                                                                    ===============       ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
    STOCK OUTSTANDING                                                                   27,580,614           21,500,000
                                                                                    ===============       ==============


The financial statements should be read in conjunction with the accompanying notes


CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

================================================================================

                                                                           AS OF
                                                                           MARCH
                                                                        31, 2004
ASSETS                                                                       US$

CURRENT ASSETS
Cash and cash equivalents                                                99,134
Pledged deposits                                                         22,687
Prepayments and other receivables                                       144,064
                                                                 ---------------

Total current assets                                                    265,885

Property, plant and equipment, net                                      446,506
                                                                 ---------------

TOTAL ASSETS                                                            712,391
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables                                                205,494
Loans                                                                   338,170
Notes payable                                                           173,600
Convertible debts                                                        30,000
                                                                 ---------------

TOTAL LIABILITIES                                                       747,264
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.01 each
    1,000,000 shares of stock authorized,
    None issued and outstanding
Common stock, par value US$0.001 each
    50,000,000 shares of stock authorized,
    28,491,457 shares of stock issued and outstanding                    28,491
Additional paid-in capital                                            5,033,603
Accumulated deficit                                                  (5,096,967)
                                                                 ---------------

TOTAL STOCKHOLDERS' DEFICIT                                             (34,873)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             712,391
                                                                 ===============

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
======================================================================================================================
                                                                     PERIOD FROM
                                                                      AUGUST 13,
                                                                            2002              THREE              THREE
                                                                  (INCEPTION) TO             MONTHS             MONTHS
                                                                       MARCH 31,        ENDED MARCH        ENDED MARCH
                                                                            2004           31, 2004           31, 2003
                                                                             US$                US$                US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             (5,096,967)          (545,901)        (1,304,115)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation                                                       26,013              6,981              1,315
      Common stocks issued for compensation                           3,501,454            366,500            909,900
      Changes in working capital:
         Prepayments and other receivables                             (144,064)            57,567            (34,994)
         Trade and other payables                                       205,494           (120,289)            96,477
                                                                 ---------------     --------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                                (1,508,070)          (235,142)          (331,417)
                                                                 ---------------     --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                           (472,519)           (53,248)           (95,570)
Increase in pledged deposits                                            (22,687)              (490)                 -
                                                                 ---------------     --------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                                  (495,206)           (53,738)           (95,570)
                                                                 ---------------     --------------      -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of common stock                            1,560,640            437,568            288,150
(Repayment) Inception of loans                                          338,170            (29,751)                 -
Proceeds from issuance of notes payable                                 322,000                  -             50,000
Repayment of notes payable                                             (148,400)            (6,000)           (59,500)
(Repayment of) Proceeds from issuance of convertible debts               30,000            (11,000)                 -
                                                                 ---------------     --------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,102,410            390,817            278,650
                                                                 ---------------     --------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     99,134            101,937           (148,337)
CASH AND CASH EQUIVALENTS, AS OF BEGINNING
    OF THE PERIOD                                                             -             (2,803)           197,576
                                                                 ---------------     --------------      -------------

CASH AND CASH EQUIVALENTS, AS OF END OF THE PERIOD                       99,134             99,134             49,239
                                                                 ===============     ==============      =============

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Bank balances                                                            99,134             99,134             49,239
                                                                 ===============     ==============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            20,145              2,817                989
                                                                 ===============     ==============      =============

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

Common stocks issued for compensation by SCP                          1,674,782                  -            809,350
Common stocks issued for compensation
    by the Company                                                    1,826,672            366,500            100,550
                                                                 ---------------     --------------      -------------

                                                                      3,501,454            366,500            909,900
                                                                 ===============     ==============      =============


The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
======================================================================================================================

                                             COMMON STOCK
                                    ----------------------------         ADDITIONAL        ACCUMULATED
                                        NUMBER          AMOUNT      PAID-IN CAPITAL            DEFICIT           TOTAL
                                                           US$                  US$                US$             US$

As of August 13, 2002 -
  inception (NOTE)                    21,500,000        21,500           2,353,850                  -        2,375,350

Net loss for the period                        -             -                   -         (1,014,999)      (1,014,999)
                                    ------------    ----------      --------------      --------------   --------------

As of December 31, 2002               21,500,000        21,500           2,353,850         (1,014,999)       1,360,351

Common stock issued for services
  at prices ranging from $0.25
  to $0.72 per share                   3,293,751         3,294           1,456,878                  -        1,460,172

Common stock issued for cash at
  prices ranging from $0.50 to
  $0.80 per share, net of
  issuance costs of $491,949           1,420,202         1,420             421,084                  -          422,504

Net loss for the year                          -             -                   -         (3,536,067)      (3,536,067)
                                    ------------    ----------      --------------      --------------   --------------

As of December
    31, 2003                          26,213,953        26,214           4,231,812         (4,551,066)        (293,040)

Common stock issued for services
  at prices ranging from $0.35 to
  $0.65 per share                        688,634           688             365,812                  -          366,500

Common stock issued for cash
  at prices ranging from $0.55 to
  $0.74 per share, net of issuance
  costs of $559,983                    1,588,870         1,589             435,979                  -          437,568

Net loss for the period                        -             -                   -           (545,901)        (545,901)
                                    ------------    ----------      --------------      --------------   --------------

AS OF MARCH
  31, 2004                            28,491,457        28,491           5,033,603         (5,096,967)         (34,873)
                                    ============    ==========      ==============      ==============   ==============


Note: The common stock issued and outstanding at inception represents shares in issue immediately after the reverse acquisition of Strategic Communications Partners, Inc. ("SCP") on March 22, 2003, assuming that the capital structure had already been in existence since August 13, 2002.


The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Three Months Ended March 31, 2004
================================================================================

1.       BASIS OF PRESENTATION

         The accompanying financial data as of March 31, 2004 and for the three months ended March 31, 2004 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's filings on form 10-KSB dated April 13, 2004.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.


2.       PREPARATION OF FINANCIAL STATEMENTS

         The Company is in the development stage and has incurred losses of US$5,096,967 since inception, which raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".


3.       LOSS PER COMMON STOCK

         Weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months ended March 31, 2004 and 2003, and for the period from August 13, 2002 (inception) to March 31, 2004 are 27,580,614 shares, 21,500,000 and
         22,570,375 shares, respectively.

         As of March 31, 2004, 2,302,726 shares in total could be issued pursuant to the convertible debts, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Three Months Ended March 31, 2004
================================================================================

4.       STOCK-BASED COMPENSATION

         The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

         On March 22, 2003, the Company granted options to subscribe for shares of the Company to its directors and officers ("Options I"). The option period commenced on the effective date of grant and will expire on October 31, 2004. The options were granted at an exercise price of US$0.35 per share, which is the market price on the grant date. As of March 31, 2004, 400,000 options were outstanding and 50,000 options have been exercised during the 3-month period then ended.

         On July 7, 2003, the Company granted options to subscribe for shares of the Company to its employees ("Options II"). The option period commenced on October 1, 2004 and will expire three years after such date. The options were granted at an exercise price of US$0.41 per share, which approximates the market price on the grant date. As of March 31, 2004, 100,000 options were outstanding and no option has been exercised during the 3-month period then ended.

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

         Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

                                                           PERIOD FROM
                                                                AUGUST
                                                               13,2002
                                                        (INCEPTION) TO        THREE MONTHS        THREE MONTHS
                                                             MARCH 31,         ENDED MARCH         ENDED MARCH
                                                                  2004             31,2004             31,2003
                                                                US$                 US$                 US$
           Net loss
             As reported                                   (5,096,967)            (545,901)        (1,304,115)
             Total stock-based compensation
               expenses                                       (59,733)              (4,296)                 -
                                                        --------------       --------------      -------------

             Pro forma                                     (5,156,700)            (550,197)        (1,304,115)
                                                        ==============       ==============      =============
           Basic net loss per share
             As reported                                      (0.2259)             (0.0198)           (0.0607)
                                                        ==============       ==============      =============

             Pro forma                                        (0.2285)             (0.0199)           (0.0607)
                                                        ==============       ==============      =============

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

We are a facilities-based provider of broadband data, video and voice communications services to customers that are not served by existing landline based fiber networks. We typically deliver our services over fixed wireless networks that we design, construct, own and operate. Over this infrastructure, we offer ultra high-speed Internet access, and other broadband data services. Other value added services being offered by us include systems integration and other telecom services.

STRATEGIC COMMUNICATIONS PARTNERS, INC.

SCP was incorporated in the State of Wyoming on August 13, 2002 and is a wholly owned subsidiary of CWC. It provides financial, technical, and marketing services for its operation in Beijing, People's Republic of China ("PRC"). Strategic Communications Partners Limited ("SCPL") is a subsidiary of SCP. SCPL was incorporated in Hong Kong on December 9, 2002. SCP's and SCPL's operations to date consist solely of supporting the Beijing operations.

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

In-Touch deployed a high speed broadband fiber network as the backbone to construct its fixed wireless broadband network system in Beijing, starting in December, 2003. That company is now selling its services over that network.. This network will make available 2.5 Gbps of capacity on a fiber network that surrounds the 66 kilometer-long fourth ring road in Beijing. The new additional capacity will support over 100,000 business-class broadband business customers on its Beijing network.

The first phase of the fixed wireless broadband network system in Beijing was completed April 2004, at which time In-Touch began full-service operations. In-Touch will be providing high speed wireless services, Virtual Private Network's and other wireless access, transport and enhanced data services.

We continue to build innovative partnership and acquisition strategies to maximize the coverage of our network in Beijing. We plan to replicate our Beijing model in other strategic cities in China during late 2004 and 2005.

As of March 31, 2004, we have three employees, all of whom are full-time in the United States. As of March 31, 2004, SCPL has no full-time employees in Hong Kong and In-Touch has 54 full-time employees all of whom are located in Beijing. None of our employees is covered by a collective bargaining agreement.

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

On August 15, 2003, we signed a contract with MCI International Ltd. Co. ("MCI"). This contract permits us to extend the reach of our Broadband Wireless Access Network in Beijing, China. We will be adding MCI International ATM asynchronous transport mode services to reach North America, South Pacific, Asian and European markets to our existing suite of broadband product and service offerings.

Alliances and partnerships with Tier One Telecom Carriers are critical to our growth strategy. We believe current broadband access providers in China are searching for economically viable ways to connect more end users to their backbones and to direct more traffic to their underutilized networks. We provide services meeting this growing demand. Over the last few months we have entered into agreement with China Netcom Group Beijing Company to cooperate in building out a network to serve its customers. We expect this and other such partnerships to help us enter and develop in China's highly regulated telecom sector successfully as a foreign invested enterprise. There are however, no guarantees that these partnerships will be successful.

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

CHINA WIRELESS COMMUNICATIONS, INC (FORMERLY I-TRACK, INC.)

RESULTS OF OPERATIONS. During the first quarter of 2004, CWC continued its work of expanding its network in Beijing and reviewing the opportunities in the local market. CWC has also put a great deal of effort into establishing and testing a variety of equipment to provide its services from different vendors in Beijing, China. CWC is in the development stage and has not yet generated significant revenues from planned principal operations. While service revenues of $25,317 were generated for the first quarter of 2004 for wireless broadband access services, through cooperation agreements with local telecommunications operators,  revenues  generated  from  inception  to March 31,  2004  total only
$60,689.

Operational expenses totaled $551,225 for the three months ended March 31, 2004. Of this amount, $366,500 are costs recorded for common stock issued for compensation for this period. As we are in the development stage, our focus is three fold: (a) raising capital, (b) providing and establishing long-term relationships with equipment providers, and (c) finalizing operational procedures for the Beijing office.

In comparison, operational expenses for the three months ended March 31, 2003 were $1,303,126. Of this amount, $909,900 was recorded for common stock issued for compensation. The reduction in operational expenses is due primarily to high consulting expenses and commissions.

LIQUIDITY AND CAPITAL RESOURCES. For the three-month period ended March 31, 2004, CWC used cash of $235,142 for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $366,500. Investing activities also used cash of $53,738, The Company has $99,134 of cash and cash equivalent and pledged deposits of $22,821 at March 31, 2004.

As reflected in the statement of cash flows, the Company is still dependent upon issuance of its common stock for cash utilized in its operations. For the three months ended March 31, 2004, net proceeds from the issuance of common stock provided cash of $437,568.

At March 31, 2004, the Company had a working capital deficit of $481,379, of which $121,821 was in the form of cash and cash equivalents and pledged deposits, $144,064 in prepayments and other receivables, $205,494 in trade and other payables, 338,170 in loans, $30,000 in convertible debts and $173,600 in notes payable.

PLAN OF OPERATION

We have been focusing our efforts on finishing the design and construction of our Fixed Wireless Broadband Network System in Beijing. This system will commence operations in the second quarter of 2004. We will focus our primary marketing efforts on providing high-speed Internet access, VOIP, VPN private circuit, International leased line, and other broadband services to our clients. We are also in the midst of building partnership(s) with

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)


major telecom carriers of China. To connect more users to their backbone networks, we believe the carriers have motivation to cooperate with us in providing the high-speed wireless services to their customers on a revenue sharing basis. Following entering into the cooperative agreement with China Netcom Beijing Company on September 1, 2003, we are in the process of reviewing a similar arrangement with another Tier One Carrier. However, there is no guarantee that we will enter into such agreement and no guarantee that the terms will be favorable to us.

During 2004 we will develop Beijing, providing additional infrastructure which will allow us to expand our geographical coverage in Beijing. Using this same model, we plan to replicate our wireless broadband network in a dozen selected major metropolitan areas in the PRC. In each city, we will deploy multi-advanced technologies, including MSTP, ATM/IP, broadband wireless, soft switch, to provide high-speed Internet access, VOIP, Virtual Private Network, private circuit, International leased line and other value added services. We plan to expand Network Systems beyond Beijing starting in late 2004 and 2005. Our ability to do this will be primarily limited by our ability to raise capital. There is no guarantee that we will be successful in raising funds or if we do raise funds it will be at terms more favorable to us.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of March 31, 2004. Based on their evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable.

Item 2.     Changes in Securities

In the first quarter of 2004, we raised $437,568, selling 1,588,870 shares of our common stock. The principal underwriter was Bellador Advisory Services Ltd. ("Bellador"), a Malaysian-based international business company and the securities were sold under Regulation S promulgated under the Securities Act. The total offering price of these securities was $997,551, less $559,983 in underwriting discounts and commissions. The Agreement signed with Bellador, provides that the Company is to receive a price equivalent to 45% of the market price, that its common stock trades, all as defined in our agreement with Bellador. Bellador further has an agreement with each investor, that the stock must be held for one year, before its Regulation S restriction is removed.

Item 3.     Defaults Upon Senior Securities

Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.     Other Information

Not Applicable

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)


Item 6.     Exhibits and Reports on Form 8-K

a)     Exhibits

Regulation       Exhibit
S-B Number
2.1              Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners,
                 Inc. (1)
3.1              Articles of Incorporation (2)
3.2              Bylaws (2)
3.3              Certificate of Amendment to Articles of Incorporation (3)
10.1             Promissory Note, dated June 27, 2003 in the amount of $50,000, payable to Henry Zaks (4)
10.2             Promissory Note, dated July 31, 2003 in the amount of $30,000, payable to Henry Zaks (4)
10.3             Investment Contract between Goldvision Technologies Ltd and SCP dated December 18, 2002 (5)
10.4             Extension Agreement to Investment Contract between Goldvision
                 Technologies Ltd. and the Company dated August 5, 2003 (4)
10.5             Employment Agreement dated March 25, 2003 with Phillip Allen
                 (5)
10.6             Employment Agreement dated March 25, 2003 with Brad A. Woods
                 (5)
10.7             Separation & Voting Trust Agreement with Philip Allen (4).
10.8             Agreement between the Company and Bellador Advisory Services,
                 Ltd. dated October 22, 2003 (4)
10.9             Agreement between the Company and China Netcom Group Beijing
                 Company dated September 1, 2003 (4)
16.2             Letter from Edwards, Melton, Ellis, Koshiw & Company, P.C.
                 dated January 20, 2003 (6)
16.3             Letter from the Rehmann Group, dated February 19, 2003 (7)
16.4             Letter from Moores Rowland, dated May 14, 2003 (8)
21               Subsidiaries of the registrant (4)
31.1             Certification of Chief Executive/Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
32.1             Certification of Chief Executive/Financial Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 20, 2003.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 19, 2003.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 14, 2003.

b)   Reports on Form 8-K:
     Form 8-K dated February 23, 2004 reporting under Item 5 the appointment of a director.

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHINA WIRELESS COMMUNICATIONS, INC.
                                     (Registrant)



Date:    May 18, 2004                By:   /s/ BRAD WOODS
                                        ----------------------------------------
                                                     Brad Woods,
                                        Interim President (Principal Executive
                                        Officer) and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)