Form 10QSB
period 2004-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2004-08-19
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2004

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


           1746 COLE BOULEVARD, SUITE 225, GOLDEN, COLORADO 80401-321
                    (Address of principal executive offices)

                                 (303) 277-9968
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  issuer:  1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              34,737,364 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                               AS OF JUNE 30, 2004

  Transitional Small Business Disclosure Format (check one);  Yes     No X
                                                                 ----   ----

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.- Financial Statements

            -Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended June 30, 2004 and 2003; and Six Months
             Ended June 30, 2004 and 2003......................................3
            -Condensed Consolidated Balance Sheet (Unaudited)
             As of June 30, 2004...............................................4
            -Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 2004 and 2003...........................5
            -Condensed Consolidated Statements of Stockholders'
             Equity (Unaudited)................................................6
            -Notes to and Forming Part of the Condensed Financial
             Statements (Unaudited)............................................7

     Item 2.-Management's Discussion and Analysis or Plan of Operations ......10

     Item 3.-Controls and Procedures..........................................14

PART II. OTHER INFORMATION

     Item 1.-Legal Proceedings ...............................................15

     Item 2.-Changes in Securities............................................15

     Item 3.-Defaults Upon Senior Securities .................................15

     Item 4.-Submission of Matters to a Vote of Security Holders .............15

     Item 5.-Other Information ...............................................15

     Item 6.-Exhibits and Reports on Form 8-K ................................16

SIGNATURES ...................................................................17

SPECIAL NOTE: Our independent accountants, Moores Rowland Mazars, have not performed any review procedures at the time of filing this quarterly report on Form 10QSB for the three and six month periods ended June 30, 2004 as required under Item 310(b) of Regulation S-B.

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

====================================================================================================================================

                                                                                           THREE
                                                                    THREE MONTHS          MONTHS         SIX MONTHS       SIX MONTHS
                                                                      ENDED JUNE      ENDED JUNE         ENDED JUNE       ENDED JUNE
                                                                         30,2004         30,2003            30,2004          30,2003
                                          NOTE                               US$             US$                US$              US$
OPERATING REVENUE
Service revenue                                                          94,567           4,059            119,884            4,059

Cost of services                                                         75,419           3,392             92,643            3,392

GROSS PROFIT                                                             19,148             667             27,241              667
                                                                   -------------   -------------      -------------    -------------

OPERATING EXPENSES
Depreciation expenses                                                     8,732           2,651             15,713            3,966
General and administrative expenses                                   2,769,381         473,325          3,313,625        1,775,136
                                                                   -------------   -------------      -------------    -------------

Total operating expenses                                              2,778,113         475,976          3,329,338        1,779,102
                                                                   -------------   -------------      -------------    -------------

LOSS FROM OPERATIONS                                                 (2,758,965)       (475,309)        (3,302,097)      (1,778,435)
                                                                   -------------   -------------      -------------    -------------

NON-OPERATING INCOME (EXPENSES)
Interest income                                                              76               -                124                -
Other income                                                             (2,393)              -             (2,393)               -
Interest expenses                                                             -          (2,296)            (2,817)          (3,285)
                                                                   -------------   -------------      -------------    -------------

LOSS BEFORE INCOME TAXES                                             (2,761,282)       (477,605)        (3,307,183)      (1,781,720)
                                                                   -------------   -------------      -------------    -------------

Income taxes                                                                  -               -                  -                -
                                                                   -------------   -------------      -------------    -------------

NET LOSS                                                             (2,761,282)       (477,605)        (3,307,183)      (1,781,720)
                                                                   =============   =============      =============    =============


NET LOSS PER SHARE OF COMMON STOCK:         5
         Basic                                                          (0.0882)        (0.0222)           (0.1136)         (0.0828)
                                                                 ===============   =============      =============    =============

         Diluted                                                          N/A                                  N/A               N/A
                                                                 ===============   =============      =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                                        31,305,143       21,519,868         29,125,034       21,509,989
                                                                 ===============   =============      =============    =============



The financial statements should be read in conjunction with the accompanying notes - page 3 of 17

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

================================================================================

                                                                           AS OF
                                                                            JUNE
                                                                        30, 2004
ASSETS                                                                       US$

CURRENT ASSETS
Cash and cash equivalents                                               263,423
Pledged deposits                                                          1,381
Prepayments and other receivables                                       181,008
                                                                 ---------------

Total current assets                                                    445,812

Property, plant and equipment, net                                      515,427
                                                                 ---------------

TOTAL ASSETS                                                            961,239
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables                                                304,736
Loans                                                                   553,641
Notes payable                                                           198,600
Convertible debts                                                        30,000
                                                                 ---------------

TOTAL LIABILITIES                                                     1,086,977
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.01 each
  1,000,000 shares of stock authorized,
  None issued and outstanding
Common stock, par value US$0.001 each
  50,000,000 shares of stock authorized,
  34,737,364 shares of stock issued and outstanding                      34,737
Additional paid-in capital                                            7,697,774
Accumulated deficit                                                  (7,858,249)
                                                                 ---------------

TOTAL STOCKHOLDERS' DEFICIT                                            (125,738)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             961,239
                                                                 ===============


The financial statements should be read in conjunction with the accompanying notes - page 4 of 17

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

=========================================================================================================================

                                                                                      For six months ended June 30,
                                                                                 ----------------------------------------
                                                                                            2003                  2004
                                                                                             US$                   US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               (3,307,183)           (1,781,720)
Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation                                                                         15,713                 3,966
      Write off of property, plant and equipment                                            7,281                     -
      Common stocks issued for compensation                                             2,795,283             1,022,900
      Changes in working capital:
         Prepayments and other receivables                                                 20,623               (40,274)
         Trade and other payables                                                         (21,047)              221,448
                                                                                 -----------------      ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (489,330)             (573,680)
                                                                                 -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                             (138,182)             (100,232)
i-Track and Strategic Communications Partners, Inc merger                                       -               (50,000)
Advances to a related party                                                                     -               (12,731)
Decrease in pledged deposits                                                               20,816                     -
                                                                                 -----------------      ----------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (117,366)             (162,963)
                                                                                 -----------------      ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                679,202               338,150
Proceeds from additions of loans                                                          266,551                     -
Repayment of loans                                                                        (80,831)                    -
Proceeds from issuance of notes payable                                                         -               235,000
Repayment of notes payable                                                                 (6,000)              (69,900)
Proceeds from issuance of convertible debts                                                25,000                41,000
Repayment of convertible debts                                                            (11,000)                    -
                                                                                 -----------------      ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 872,922               544,250
                                                                                 -----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      266,226              (192,393)
CASH AND CASH EQUIVALENTS, AS OF BEGINNING
    OF THE PERIOD                                                                          (2,803)              197,576
                                                                                 -----------------      ----------------

CASH AND CASH EQUIVALENTS, AS OF END OF THE PERIOD                                        263,423                 5,183
                                                                                 =================      ================

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Bank balances                                                                             263,423                 5,183
                                                                                 =================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                               2,817                 3,285
                                                                                 =================      ================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

Common stocks issued for compensation by SCP*                                                   -               865,432
Common stocks issued for compensation
    by the Company                                                                      2,795,283               157,468
                                                                                 -----------------      ----------------

                                                                                        2,795,283             1,022,900
                                                                                 =================      ================

* SCP is defined in the Condensed Consolidated Statements of Stockholders'
  Equity

The financial statements should be read in conjunction with the accompanying notes - page 5 of 17

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

=======================================================================================================================

                                             COMMON STOCK
                                    ----------------------------         ADDITIONAL        ACCUMULATED
                                           NUMBER       AMOUNT      PAID-IN CAPITAL            DEFICIT            TOTAL
                                                           US$                  US$                US$              US$
As of August 13, 2002 -
   inception (NOTE)                    21,500,000       21,500            2,353,850                 -        2,375,350

Net loss for the period                         -            -                    -        (1,014,999)      (1,014,999)
                                    -------------    ---------      ---------------      -------------    -------------

As of December 31, 2002                21,500,000       21,500            2,353,850        (1,014,999)       1,360,351

Common stock issued for services
   at prices ranging from $0.25
   to $0.72 per share                   3,293,751        3,294            1,456,878                 -        1,460,172

Common stock issued for cash at
   prices ranging from $0.50 to
   $0.80 per share, net of
   issuance costs of $491,949           1,420,202        1,420              421,084                 -          422,504

Net loss for the year                           -            -                    -        (3,536,067)      (3,536,067)
                                    -------------    ---------      ---------------      -------------    -------------

As of December
   31, 2003                            26,213,953       26,214            4,231,812        (4,551,066)        (293,040)

Common stock issued for
services at prices ranging
from $0.35 to $0.65 per share             688,634          688              365,812                 -          366,500

Common stock issued for cash
at prices ranging from $0.55
to $0.74 per share, net of
issuance costs of $559,983              1,588,870        1,589              435,979                 -          437,568

Net loss for the period                         -            -                    -          (545,901)        (545,901)
                                    -------------    ---------      ---------------      -------------    -------------

As of March 31, 2004                   28,491,457       28,491            5,033,603        (5,096,967)         (34,873)
Common stock issued for cash at
   prices ranging from $0.19 to
   $0.6 per share                       5,347,907        5,348            2,440,935                 -         2,446,283
Common stock issued for cash at
   prices ranging from $0.5 to
   $0.63 per share, net of
   issuance costs of  $274,286            898,000          898              223,236                             224,134
Net loss for the period                         -            -                    -        (2,761,282)       (2,761,282)
                                    -------------    ---------      ---------------      -------------    --------------
AS OF JUNE 30, 2004                    34,737,364       34,737            7,697,774        (7,858,249)         (125,738)
                                    =============    =========      ===============      =============    ==============

Note: The common stock issued and outstanding at inception represents shares in issue immediately after the reverse acquisition of Strategic Communications Partners, Inc. ("SCP") on March 22, 2003, assuming that the capital structure had already been in existence since August 13, 2002.


The financial statements should be read in conjunction with the accompanying notes - page 6 of 17

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Six Months Ended June 30, 2004

================================================================================

1.       BASIS OF PRESENTATION

         The accompanying financial data as of June 30, 2004 and for the three months and six months ended June 30, 2004 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's filings on form 10-KSB for the fiscal year ended Decembe 31, 2003.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

         Prior to April 1, 2004, the Company's planned principal operations were underway but had not yet generated any significant revenue. Accordingly, the Company's financial statements for all periods prior to April 1, 2004 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." In the second quarter of fiscal year 2004, the Company has started to generate a fair amount of revenue during the quarter. As a result, the Company exited the development stage in the quarter ended June 30, 2004.


2.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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


3.       FOREIGN CURRENCIES

         Balance Sheet transactions in foreign currencies are translated at the rates of exchange on the date of the Balance Sheet. Income Statement transactions in foreign currencies are translated at the average rates of exchange for the reporting period. Exchange gains and losses are recorded in the statement of operations.

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Six Months Ended June 30, 2004

================================================================================


4.       PREPARATION OF FINANCIAL STATEMENTS

         The Company has incurred losses of US$7,858,249 since inception, which raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".


5.       LOSS PER COMMON STOCK

         Weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the six months ended June 30, 2004 and three month ended June 30, 2004 are 29,125,034 shares and 31,305,143 shares respectively.

         As of June 30, 2004, 2,891,122 shares in total could be issued pursuant to the convertible debts, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.


6.       STOCK-BASED COMPENSATION

         The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

         As the exercise prices of the Company's stock options are either the same as or approximate to the market prices of the underlying stock on the grant dates, no compensation expense has been recognized for the stock options.

         Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Six Months Ended June 30, 2004

================================================================================

6.       STOCK-BASED COMPENSATION (CONTINUED)

                                                      For six months ended June 30,     For three months ended June 30,
                                                            2004               2003              2004              2003
                                                             US$                US$               US$               US$
           Net loss
             As reported                              (3,307,183)        (1,781,720)       (2,761,282)         (477,605)
             Total stock-based compensation
                expenses                                  (8,592)                 -            (4,296)                 -
                                                    -------------      -------------    --------------     -------------

             Pro forma                                (3,315,775)        (1,781,720)       (2,765,578)         (477,605)
                                                    =============      =============    ==============     =============
           Basic net loss per share
             As reported                                 (0.1101)           (0.0828)          (0.0850)          (0.0222)
                                                    =============      =============    ==============     =============

             Pro forma                                   (0.1104)           (0.0828)          (0.0851)          (0.0222)
                                                    =============      =============    ==============     =============

CHINA WIRELESS COMMUNICATIONS, INC.


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

CHINA WIRELESS COMMUNICATIONS, INC.


BEIJING IN-TOUCH INFORMATION SYSTEM COMPANY LIMITED

On March 4, 2003, SCP set up a wholly owned foreign enterprise, Beijing In-Touch Information System Co. Ltd ("In-Touch") in the PRC. In-Touch has commenced operations in Beijing, through cooperation agreements with local telecommunications operators.

In-Touch deployed a high speed broadband fiber network as the backbone to construct its fixed wireless broadband network system in Beijing, starting in December, 2003. That company is now selling its services over that network. This network will make available 2.5 Gbps of capacity on a fiber network that surrounds the 66 kilometer-long fourth ring road in Beijing. The new additional capacity will support over 100,000 business-class broadband business customers on its Beijing network.

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

As of June 30, 2004, we have three employees, all of whom are full-time in the United States. As of June 30, 2004, SCPL has no full-time employees in Hong Kong and In-Touch has 62 full-time employees all of whom are located in Beijing. None of our employees is covered by a collective bargaining agreement.

BEIJING PAN-ASIA INNOVATIVE SCIENCE AND TECHNOLOGY COMPANY LIMITED

The Company has purchased the 100% interest in Beijing Pan-Asia Innovative Science and Technology Company Limited ("Pan-Asia") in the late 2003 to extend its operations and the cost of investment was Rmb40,000. Pan-Asia has commenced operations in Beijing in the 2nd quarter of 2004. The principal activity of Pan-Asia is trading of telecommunication-related products.

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

CHINA WIRELESS COMMUNICATIONS, INC.


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

Pan-Asia is registered in the Beijing Zhong Guan Cun High Tech Park and also recognized as a High Tech company. Pan-Asia is now applying the preferential tax treatment of tax holiday and reduction of tax rate.

CHINA WIRELESS COMMUNICATIONS, INC

RESULTS OF OPERATIONS. During the second quarter of 2004, CWC continued its work of expanding its network in Beijing and reviewing the opportunities in the local market. CWC has also put a great deal of effort into establishing and testing a variety of equipment to provide its services from different vendors in Beijing, China. Service revenues in the second quarter of 2004 soared to $94,567, an increase of over 270 percent from first quarter 2004. This explosive growth is a direct result from China Wireless effectively bringing more customers and services onto the Beijing broadband network. Revenues generated from inception to June 30, 2004 total $155,256.

Operational expenses totaled $2,778,113 and $3,329,338 for the three months and six months ended June 30, 2004 respectively. Of this amount, $2,446,283 and $2,812,783, respectively, are costs recorded for common stock issued for compensation for these same periods. Our focus is three fold: (a) raising capital, (b) providing and establishing long-term relationships with equipment providers, and (c) finalizing operational procedures for the Beijing office.

In comparison, operational expenses for the three months and six months ended June 30, 2003 were $475,976 and $1,779,102 respectively. Of this amount, $113,000 and $1,022,900 were recorded for common stock issued for compensation for these same periods. The increase in operational expenses is due primarily to high consulting expenses and commissions.

LIQUIDITY AND CAPITAL RESOURCES. For the six-month period ended June 30, 2004, CWC used cash of $205,279 for operating activities, decreased 64% compared to six month ended June 30, 2003. The decrease is due mainly to decreases in legal fees and accounting agency expenses. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $2,812,783, whereas $1,022,900 in six-month period ended June 30, 2003. Investing activities also used cash of $117,366 and $162,963 during six-month period ended June 30, 2004 and 2003, The Company has $263,423 of cash and cash equivalent and pledged deposits of $1,381 at June 30, 2004.

As reflected in the statement of cash flows, the Company is still dependent upon issuance of its common stock for cash utilized in its operations. For the six months ended June 30, 2004, net proceeds from the issuance of common stock provided cash of $661,702.

At June 30, 2004, the Company had a working capital deficit of $641,165, as compared to a deficit of $693,279 at December 31, 2003.

CHINA WIRELESS COMMUNICATIONS, INC.

PLAN OF OPERATION

We have been focusing our efforts on finishing the design and construction of our Fixed Wireless Broadband Network System in Beijing. This system successfully opened and commence operations in the second quarter of 2004. We will focus our primary marketing efforts on providing high-speed Internet access, VOIP, VPN private circuit, International leased line, and other broadband services to our clients. We are also in the midst of building partnership(s) with major telecom carriers of China. To connect more users to their backbone networks, we believe the carriers have motivation to cooperate with us in providing the high-speed wireless services to their customers on a revenue sharing basis. Following entering into the cooperative agreement with China Netcom Beijing Company on September 1, 2003, we are in the process of reviewing a similar arrangement with another Tier One Carrier. However, there is no guarantee that we will enter into such agreement and no guarantee that the terms will be favorable to us.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of June 30, 2004. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable.

Item 2.   Changes in Securities

In the Second quarter of 2004, we raised $224,134, selling 898,000 shares of our common stock. The principal underwriter was Bellador Advisory Services Ltd. ("Bellador"), a Malaysian-based international business company and the securities were sold under Regulation S promulgated under the Securities Act. The total offering price of these securities was $498,420, less $274,286 in underwriting discounts and commissions. The Agreement signed with Bellador, provides that the Company is to receive a price equivalent to 45% of the market price, that its common stock trades, all as defined in our agreement with Bellador. Bellador further has an agreement with each investor, that the stock must be held for one year, before its Regulation S restriction is removed.

In addition, we raised $120,000, selling 522,224 shares of our common stock and three-year warrants to purchase 261,112 shares of common stock at $0.50 per share to four investors, pursuant to the exemption from registration contained in Section 4(20 of the Securities Act of 1933. No underwriters were involved in this private placement. The investors were deemed to be sophisticated with respect to an investment in our securities as they consisted of one management-level employee and three existing investors.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information

Not Applicable

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)


Item 6.   Exhibits and Reports on Form 8-K

a)       Exhibits

Regulation
S-B Number      Exhibit
2.1             Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners,
                Inc. (1)
3.1             Articles of Incorporation (2)
3.2             Bylaws (2)
3.3             Certificate of Amendment to Articles of Incorporation (3)
10.1            Promissory Note, dated June 27, 2003 in the amount of $50,000, payable to Henry Zaks (4)
10.2            Promissory Note, dated July 31, 2003 in the amount of $30,000, payable to Henry Zaks (4)
10.3            Investment Contract between Goldvision Technologies Ltd and
                SCP dated December 18, 2002 (5)
10.4            Extension Agreement to Investment Contract between Goldvision
                Technologies Ltd. and the Company dated August 5, 2003 (4)
10.5            Employment Agreement dated March 25, 2003 with Phillip Allen (5)
10.6            Employment Agreement dated March 25, 2003 with Brad A. Woods (5)
10.7            Separation & Voting Trust Agreement with Philip Allen (4)
10.8            Agreement between the Company and Bellador Advisory Services,
                Ltd. dated October 22, 2003 (4)
10.9            Agreement between the Company and China Netcom Group Beijing
                Company dated September 1, 2003 (4)
16.2            Letter from Edwards, Melton, Ellis, Koshiw & Company, P.C.
                dated January 20, 2003 (6)
16.3            Letter from the Rehmann Group, dated February 19, 2003 (7)
16.4            Letter from Moores Rowland, dated May 14, 2003 (8)
21              Subsidiaries of the registrant (4)
31.1            Certification of Chief Executive/Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1            Certification of Chief Executive/Financial Officer Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 (9)
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated January 20, 2003.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated February 19, 2003.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated May 14, 2003.
(9)  To be filed by amendment.

b)       Reports on Form 8-K:
         None.

CHINA WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHINA WIRELESS COMMUNICATIONS, INC.
                                (Registrant)



Date:    August 19, 2004        By:  /s/ PEDRO E. RACELIS
                                   -----------------------------------
                                   Pedro E. Racelis
                                   Interim President and Chief Financial Officer