Form 10QSB/A
period 2004-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2004-09-14
CIK 1125280

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


              37,879,437 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                            AS OF SEPTEMBER 13, 2004


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

            -Condensed Consolidated Balance Sheet (Unaudited)
             As of June 30, 2004...............................................4

            -Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 2004 and 2003...........................5


            -Condensed Consolidated Statements of Stockholders'
             Equity (Unaudited) Period from August 13, 2002
             (inception) to June 30, 2004......................................6


            -Notes to and Forming Part of the Condensed Financial
             Statements (Unaudited)............................................7


     Item 2.-Management's Discussion and Analysis or Plan of Operations ......11


     Item 3.-Controls and Procedures..........................................15

PART II. OTHER INFORMATION


     Item 1.-Legal Proceedings ...............................................16



     Item 2.-Changes in Securities............................................16



     Item 3.-Defaults Upon Senior Securities .................................16



     Item 4.-Submission of Matters to a Vote of Security Holders .............16



     Item 5.-Other Information ...............................................16


     Item 6.-Exhibits and Reports on Form 8-K ................................16


SIGNATURES ...................................................................18



CERTIFICATIONS................................................................19

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

===========================================================================================================================

                                                       For three months ended June 30,      For six months ended June 30,
                                                     -----------------------------------   --------------------------------
                                                              2004                2003             2004             2003
                                            NOTE               US$                 US$              US$              US$

OPERATING REVENUE
Service income and sale of goods                              94,567             4,059          119,884            4,059

Cost of services rendered
    and goods sold                                            75,419             3,392           92,643            3,392
                                                     ----------------   ---------------    -------------   --------------

GROSS PROFIT                                                  19,148               667           27,241              667
                                                     ----------------   ---------------    -------------   --------------

OPERATING EXPENSES
Depreciation expenses                                          8,732             2,651           15,713            3,966
General and administrative expenses                        2,881,881           473,325        3,426,125        1,775,136
                                                     ----------------   ---------------    -------------   --------------

Total operating expenses                                   2,890,613           475,976        3,441,838        1,779,102
                                                     ----------------   ---------------    -------------   --------------

LOSS FROM OPERATIONS                                      (2,871,465)         (475,309)      (3,414,597)      (1,778,435)

NON-OPERATING INCOME (EXPENSES)
Interest income                                                   76                 -              124                -
Interest expenses                                                  -            (2,296)          (2,817)          (3,285)
Other expenses                                                (2,393)                -           (2,393)               -
                                                     ----------------   ---------------    -------------   --------------

LOSS BEFORE INCOME TAXES                                  (2,873,782)         (477,605)      (3,419,683)      (1,781,720)

Income taxes                                                       -                 -                -                -
                                                     ----------------   ---------------    -------------   --------------

NET LOSS                                                  (2,873,782)         (477,605)      (3,419,683)      (1,781,720)
                                                     ================   ===============    =============   ==============


NET LOSS PER SHARE OF COMMON STOCK:           5
         Basic                                               (0.0918)          (0.0222)         (0.1174)         (0.0828)
                                                     ================   ===============    =============   ==============

         Diluted                                                 N/A               N/A              N/A               N/A
                                                     ================   ===============    =============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                              31,305,143        21,519,868       29,125,034       21,509,989
                                                     ================   ===============    =============   ==============


The financial statements should be read in conjunction with the accompanying notes - Page 3

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
As of June 30, 2004
================================================================================

ASSETS                                                                       US$

CURRENT ASSETS
Cash and cash equivalents                                               263,423
Pledged deposits                                                          1,381
Trade and other receivables                                             181,008
                                                             -------------------

Total current assets                                                    445,812

Property, plant and equipment, net                                      515,427
                                                             -------------------

TOTAL ASSETS                                                            961,239
                                                             ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables                                                408,018
Loans                                                                   442,859
Temporary receipt                                                       120,000
Notes payable                                                           173,600
Convertible debts                                                        55,000
                                                             -------------------

TOTAL LIABILITIES                                                     1,199,477
                                                             -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.01 each
    1,000,000 shares of stock authorized,
    None issued and outstanding
Common stock, par value US$0.001 each
    50,000,000 shares of stock authorized,
    34,737,364 shares of stock issued and outstanding                    34,737
Additional paid-in capital                                            7,697,774
Accumulated deficit                                                  (7,970,749)
                                                             -------------------

TOTAL STOCKHOLDERS' DEFICIT                                            (238,238)
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             961,239
                                                             ===================


The financial statements should be read in conjunction with the accompanying notes - Page 4

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

=========================================================================================================================

                                                                                       For six months ended June 30,
                                                                                 ----------------------------------------
                                                                                            2004                  2003
                                                                                            US$                   US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               (3,419,683)           (1,781,720)
Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation                                                                         15,713                 3,966
      Write off of property, plant and equipment                                            7,281                     -
      Common stocks issued for compensation                                             2,812,783             1,022,900
      Changes in working capital:
         Trade and other receivables                                                       20,623               (40,274)
         Trade and other payables                                                          82,235               221,448
                                                                                 -------------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (481,048)             (573,680)
                                                                                 -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                             (138,182)             (100,232)
i-Track and Strategic Communications Partners, Inc merger                                       -               (50,000)
Advances to a related party                                                                     -               (12,731)
Decrease in pledged deposits                                                               20,816                     -
                                                                                 -------------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (117,366)             (162,963)
                                                                                 -------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                661,702               338,150
Proceeds from additions of loans                                                          155,769                     -
Repayment of loans                                                                        (80,831)                    -
Proceeds from issuance of notes payable                                                         -               235,000
Temporary receipt                                                                         120,000                     -
Repayment of notes payable                                                                 (6,000)              (69,900)
Proceeds from issuance of convertible debts                                                25,000                41,000
Repayment of convertible debts                                                            (11,000)                    -
                                                                                 -------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 864,640               544,250
                                                                                 -------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      266,226              (192,393)
CASH AND CASH EQUIVALENTS, AS OF BEGINNING
    OF THE PERIOD                                                                          (2,803)              197,576
                                                                                 -------------------   ------------------

CASH AND CASH EQUIVALENTS, AS OF END OF THE PERIOD                                        263,423                 5,183
                                                                                 ===================   ==================

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Bank balances                                                                             263,423                 5,183
                                                                                 ===================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                               2,817                 3,285
                                                                                 ===================   ==================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

Common stocks issued for compensation by SCP*                                                   -               865,432
Common stocks issued for compensation
    by the Company                                                                      2,812,783               157,468
                                                                                 -------------------   ------------------

                                                                                        2,812,783             1,022,900
                                                                                 ===================   ==================


* SCP is defined in the Condensed Consolidated Statements of Stockholders'
  Equity

The financial statements should be read in conjunction with the accompanying notes - Page 5

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

=======================================================================================================================

                                             COMMON STOCK
                                    ----------------------------         ADDITIONAL        ACCUMULATED
                                           NUMBER       AMOUNT      PAID-IN CAPITAL            DEFICIT            TOTAL
                                                           US$                  US$                US$              US$
As of August 13, 2002 -
   inception (NOTE)                    21,500,000       21,500            2,353,850                 -        2,375,350

Net loss for the period                         -            -                    -        (1,014,999)      (1,014,999)
                                    -------------    ---------      ---------------      -------------    -------------

As of December 31, 2002                21,500,000       21,500            2,353,850        (1,014,999)       1,360,351

Common stock issued for services
   at prices ranging from $0.25
   to $0.72 per share                   3,293,751        3,294            1,456,878                 -        1,460,172

Common stock issued for cash at
   prices ranging from $0.50 to
   $0.80 per share, net of
   issuance costs of $491,949           1,420,202        1,420              421,084                 -          422,504

Net loss for the year                           -            -                    -        (3,536,067)      (3,536,067)
                                    -------------    ---------      ---------------      -------------    -------------

As of December
   31, 2003                            26,213,953       26,214            4,231,812        (4,551,066)        (293,040)

Common stock issued for
services at prices ranging
from $0.35 to $0.65 per share             688,634          688              365,812                 -          366,500

Common stock issued for cash
at prices ranging from $0.55
to $0.74 per share, net of
issuance costs of $559,983              1,588,870        1,589              435,979                 -          437,568

Net loss for the period                         -            -                    -          (545,901)        (545,901)
                                    -------------    ---------      ---------------      -------------    -------------

As of March 31, 2004                   28,491,457       28,491            5,033,603        (5,096,967)         (34,873)
Common stock issued for cash at
   prices ranging from $0.19 to
   $0.6 per share                       5,347,907        5,348            2,440,935                 -         2,446,283
Common stock issued for cash at
   prices ranging from $0.5 to
   $0.63 per share, net of
   issuance costs of  $274,286            898,000          898              223,236                             224,134
Net loss for the period                         -            -                    -        (2,873,782)       (2,873,782)
                                    -------------    ---------      ---------------      -------------    --------------
AS OF JUNE 30, 2004                    34,737,364       34,737            7,697,774        (7,970,749)         (238,238)
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


The financial statements should be read in conjunction with the accompanying notes - Page 6

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Six Months Ended June 30, 2004

================================================================================

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION


         BASIS OF PRESENTATION
         The accompanying financial data as of June 30, 2004 and for the three months and six months ended June 30, 2004 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's filings on form 10-KSB dated April 14, 2004.


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

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Six Months Ended June 30, 2004

================================================================================

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

                                                    For three months ended June 30,        For six months ended June 30,
                                                   ----------------------------------    ---------------------------------
                                                            2004              2003                2004              2003
                                                             US$               US$                 US$               US$
           Net loss
             As reported                              (2,873,782)         (477,605)         (3,419,683)       (1,781,720)
             Total stock-based
                compensation expenses                     (4,296)                -              (8,592)                -
                                                   --------------    --------------      --------------    --------------

             Pro forma                                (2,878,078)         (477,605)         (3,428,275)       (1,781,720)
                                                   ==============    ==============      ==============    ==============
           Basic net loss per share

             As reported                                 (0.0918)          (0.0222)            (0.1174)          (0.0828)
                                                   ==============    ==============      ==============    ==============

             Pro forma                                   (0.0919)          (0.0222)            (0.1177)          (0.0828)
                                                   ==============    ==============      ==============    ==============



2.       ORGANIZATION

         At the end of 2003, the Company made loans of US$4,832 to certain staff of Beijing In-Touch Information System Company Limited ("In-Touch") for the purpose of acquiring a company, Beijing Pan-Asia Innovative Science and Technology Co. Ltd. ("Pan-Asia"). The reason for this arrangement was due to there are certain restrictions on the Company, as a foreign investor, to invest in telecommunication business in the PRC. Pan-Asia is a company incorporated in the PRC and is principally engaged in trading of telecommunication-related products. Pan-Asia is effectively financed by the Company and therefore, it is considered as a variable interest entity ("VIE") of the Company. In addition, the Company expects to absorb the losses incurred by Pan-Asia, if any. Accordingly, the Company is considered as the primary beneficiary under Financial Accounting Standard Board Interpretation No. 46 ("FIN 46"). The Company began to consolidate Pan-Asia during the three-month period ended June 30, 2004 because the financial effects were immaterial in prior periods.


3.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying the accounting principles, management must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As a result, the actual results or outcomes might generally different than the estimated or assumed results or outcomes. These differences are usually minor (but they could be material) and are included in the consolidated financial statements as soon as they are known. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ materially from those estimates.

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Six Months Ended June 30, 2004

================================================================================

3.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)


         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the financial information of the Company and all of its subsidiaries, namely Strategic Communications Partners, Inc., Strategic Communications Partners Limited and In-Touch. All of which are wholly-owned subsidiaries. The consolidated financial statements also include the financial information of a VIE of the Company, Pan-Asia, for which the Company is deemed to be the primary beneficiary. All material inter-company balances and transactions have been eliminated on consolidation.



         The application of the consolidation provisions of FIN 46 resulted in an increase in assets, liabilities and net loss for the three-month and six-month periods ended June 30, 2004 by US$19,997, US$24,318 and US$54,774 respectively.





         FOREIGN CURRENCIES
         Transactions involving foreign currencies are translated at the rates of exchange ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are retranslated at the rates of exchange ruling at that date. Translation differences are included in the statements of operations.



         On consolidation, the balance sheets of overseas subsidiaries denominated in foreign currencies are translated at the rates of exchange ruling at the balance sheet date while the statements of operations are translated at average rates for the period. All exchange differences arising on consolidation are included in other comprehensive income.



         REVENUE RECOGNITION
         Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue and cost, if applicable, can be measured reliably and on the following bases.



         Service revenue is recognized in the period when services are rendered.



         Sale of goods is recognized on transfer of risks and rewards of ownership, which generally coincides with time when goods are delivered to customers and title has passed.



4.       PREPARATION OF FINANCIAL STATEMENTS


         The Company has incurred losses of US$2,873,782 and US$3,419,683 for the three months and six months ended June 30, 2004. The Company also experienced negative working capital of US$735,665 and stockholders' deficit of US$238,238 as of June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".

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


         As of June 30, 2004, 723,350 shares in total could be issued pursuant to the convertible debts, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

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

BEIJING PAN-ASIA INNOVATIVE SCIENCE AND TECHNOLOGY COMPANY LIMITED


At the end of 2003, the Company made loans of US$4,832 to certain staff of In-Touch for the purpose of acquiring a company, Beijing Pan-Asia Innovative Science and Technology Co. Ltd. ("Pan-Asia"). The reason for this arrangement was due to there are certain restrictions on the Company, as a foreign investor, to invest in telecommunication business in the PRC. Pan-Asia is a company incorporated in the PRC and is principally engaged in trading of telecommunication products. Pan-Asia is effectively financed by the Company and therefore, it is considered as a variable interest entity ("VIE") of the Company.



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

CHINA WIRELESS COMMUNICATIONS, INC.


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


CHANGES IN THE MANAGEMENT

We are in the process of identifying a permanent Chief Executive Officer & President and Chief Financial Officer with experience in the telecommunications industry, as we believe that having qualified management is critical in this phase of our development. Accordingly, Brad Woods was replaced by Pedro E. Racelis III on June 2, 2004. Mr. Racelis is serving in an interim capacity until Board of Directors has completed its search. In addition, Dr. Allan Rabinoff was appointed as the Chairman of the Board on June 2, 2004.


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


Operational expenses totaled $2,890,613 and $3,441,838 for the three months and six months ended June 30, 2004 respectively. Of this amount, $2,446,283 and $2,812,783, respectively, are costs recorded for common stock issued for compensation for these same periods. Our focus is three fold: (a) raising capital, (b) providing and establishing long-term relationships with equipment providers, and (c) finalizing operational procedures for the Beijing office. Details of the stock issued for compensation have been included in Form S-8 dated April 23, 2004.

CHINA WIRELESS COMMUNICATIONS, INC.


In comparison, operational expenses for the three months and six months ended June 30, 2003 were $475,976 and $1,779,102, respectively. Of this amount, $113,000 and $1,022,900 were recorded for common stock issued for compensation for these same periods. The increase in operational expenses is due primarily to high consulting expenses and commissions. Details of the stock issued for compensation have been included in Form S-8 dated April 23, 2004.



LIQUIDITY AND CAPITAL RESOURCES. For the six-month period ended June 30, 2004, CWC used cash of $481,048 for operating activities, a decrease of 16% as compared to the six months ended June 30, 2003. The decrease is due mainly to decreases in legal fees and accounting agency expenses. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $2,812,783, as compared to $1,022,900 for the six-month period ended June 30, 2003. Investing activities also used cash of $117,366 and $162,963 during six-month periods ended June 30, 2004 and 2003. The Company has $263,423 of cash and cash equivalent and pledged deposits of $1,381 at June 30, 2004.


As reflected in the statement of cash flows, the Company is still dependent upon issuance of its common stock for cash utilized in its operations. For the six months ended June 30, 2004, net proceeds from the issuance of common stock provided cash of $661,702.


At June 30, 2004, the Company had a working capital deficit of $753,665, as compared to a deficit of $693,279 at December 31, 2003.


PLAN OF OPERATION

We have been focusing our efforts on finishing the design and construction of our Fixed Wireless Broadband Network System in Beijing. This system successfully opened and commenced operations in the second quarter of 2004. We will focus our primary marketing efforts on providing high-speed Internet access, VOIP, VPN private circuit, International leased line, and other broadband services to our clients. We are also in the midst of building partnership(s) with major telecom carriers of China. To connect more users to their backbone networks, we believe the carriers have motivation to cooperate with us in providing the high-speed wireless services to their customers on a revenue sharing basis. Following entering into the cooperative agreement with China Netcom Beijing Company on September 1, 2003, we are in the process of reviewing a similar arrangement with another Tier One Carrier. However, there is no guarantee that we will enter into such agreement and no guarantee that the terms will be favorable to us.


During 2004 we will develop Beijing, providing additional infrastructure that will allow us to expand our geographical coverage in Beijing. Using this same model, we plan to replicate our wireless broadband network in a dozen selected major metropolitan areas in the PRC. In each city, we will deploy multi-advanced technologies, including MSTP, ATM/IP, broadband wireless, soft switch, to provide high-speed Internet access, VOIP, Virtual Private Network, private circuit, International leased line and other value added services. We plan to expand Network Systems beyond Beijing starting in late 2004 and 2005. Our ability to do this will be primarily limited by our ability to raise capital. There is no guarantee that we will be successful in raising funds or if we do raise funds it will be on terms more favorable to us.


We have positioned ourselves as a high quality service provider, offering network reliability complemented with quality customer support. We are setting up a call center to accommodate queries and to provide a quick response to any queries from customers. We will focus our effort on customer satisfaction by attracting and retaining a core team of professionals.

CHINA WIRELESS COMMUNICATIONS, INC.


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

CHINA WIRELESS COMMUNICATIONS, INC.


Regulation
S-B Number      Exhibit
10.5            Employment Agreement dated March 25, 2003 with Phillip Allen (5)
10.6            Employment Agreement dated March 25, 2003 with Brad A. Woods (5)
10.7            Separation & Voting Trust Agreement with Philip Allen (4)
10.8            Agreement between the Company and Bellador Advisory Services,
                Ltd. dated October 22, 2003 (4)
10.9            Agreement between the Company and China Netcom Group Beijing
                Company dated September 1, 2003 (4)
16.2            Letter from Edwards, Melton, Ellis, Koshiw & Company, P.C.
                dated January 20, 2003 (6)
16.3            Letter from the Rehmann Group, dated February 19, 2003 (7)
16.4            Letter from Moores Rowland, dated May 14, 2003 (8)
21              Subsidiaries of the registrant (4)

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



b)   Reports on Form 8-K:
     None.

CHINA WIRELESS COMMUNICATIONS, INC.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHINA WIRELESS COMMUNICATIONS, INC.
                                (Registrant)




Date:    September 14, 2004     By:  /s/ PEDRO E. RACELIS
                                   -----------------------------------

                                   Pedro E. Racelis
                                   Interim President and Chief Financial Officer