Form 10QSB
period 2004-09-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2004-11-19
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2004

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
           For the transition period from _________________ to _______________

                        Commission file number: 333-49388

                       CHINA WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                            91-1966948
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)           Identification No.)

           1746 COLE BOULEVARD, SUITE 225, GOLDEN, COLORADO 80401-3208
                    (Address of principal executive offices)

                                 (303) 277-9968
                           (Issuer's telephone number)

         (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  issuer:  1)  has filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days. Yes   X      No
         ------      ------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              38,648,442 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                            AS OF SEPTEMBER 30, 2004

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                ------   ------

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  -  Financial Statements

                  -  Condensed Consolidated Statements of Operations (Unaudited)
                     Three Months Ended September 30, 2004 and 2003; and
                     Nine Months Ended September 30, 2004 and 2003................................................3

                  -  Condensed Consolidated Balance Sheet (Unaudited)
                     As of September 30, 2004.....................................................................4

                  -  Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Nine Months Ended September 30, 2004 and 2003................................................5

                  -  Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
                     Period from August 13, 2002 (inception) to September 30, 2004................................6

                  -  Notes to and Forming Part of the Condensed Financial
                     Statements (Unaudited).......................................................................7

         Item 2.  -  Management's Discussion and Analysis or Plan of Operations .................................11

         Item 3.  -  Controls and Procedures.....................................................................17

PART II. OTHER INFORMATION

         Item 1.  -  Legal Proceedings ..........................................................................18

         Item 2.  -  Unregistered Sales of Equity Securities and Use of Proceeds.................................18

         Item 3.  -  Defaults Upon Senior Securities ............................................................18

         Item 4.  -  Submission of Matters to a Vote of Security Holders ........................................18

         Item 5.  -  Other Information ..........................................................................18

         Item 6.  -  Exhibits....................................................................................19

SIGNATURES ......................................................................................................20

SPECIAL NOTE: Our independent accountants, Moores Rowland Mazars, have not performed any review procedures at the time of filing this quarterly report on Form 10QSB for the three and nine month periods ended September 30, 2004 as required under Item 310(b) of Regulation S-B.

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

===========================================================================================================================


                                                       FOR NINE MONTHS ENDED SEP 30,        FOR THREE MONTHS ENDED SEP, 30
                                                    ---------------------------------   -----------------------------------
                                                             2004              2003               2004              2003
                                            NOTE              US$               US$                US$               US$
OPERATING REVENUE
Service revenue                                           239,124            17,341            119,240            13,282

Cost of services                                          168,463            13,572             75,821            10,180
                                                    ----------------  ---------------   ----------------  -----------------

GROSS PROFIT                                               70,661             3,769             43,419             3,102
                                                    ----------------  ---------------   ----------------  -----------------

OPERATING EXPENSES
Depreciation expense                                       25,044             6,707              9,331             2,741
General and administrative expenses                     4,051,506         2,420,558            625,379           645,422
                                                    ----------------  ---------------   ----------------  -----------------

Total operating expenses                                4,076,550         2,427,265            634,710           648,163
                                                    ----------------  ---------------   ----------------  -----------------

LOSS FROM OPERATIONS                                   (4,005,889)       (2,423,496)          (591,291)         (645,061)

NON-OPERATING INCOME (EXPENSES)
Interest income                                               186                 -                 62                 -
Interest income (expense)                                     (85)             (427)             2,732             2,858
Other income (expense)                                     (1,542)              207                851               207
                                                    ----------------  ---------------   ----------------  -----------------

LOSS BEFORE INCOME TAXES                               (4,007,330)       (2,423,716)          (587,646)         (641,996)

Income taxes                                                    -                 -                  -                 -
                                                    ----------------  ---------------   ----------------  -----------------

NET LOSS                                               (4,007,330)       (2,423,716)          (587,646)         (641,996)
                                                    ================  ===============   ================  =================


NET LOSS PER SHARE OF COMMON STOCK:           5
         Basic                                            (0.1234)         (0.1118)                 (0.0158)     (0.0222)
                                                    ================  ===============   ================  =================

         Diluted                                              N/A               N/A                N/A               N/A
                                                    ================  ===============   ================  =================

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                           32,454,856        21,679,034         37,203,446        28,918,739
                                                    ================  ===============   ================  =================


The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET(UNAUDITED)
SEPTEMBER 30, 2004


ASSETS                                                                     US$

CURRENT ASSETS
Cash and cash equivalents                                               65,448
Prepayments and other receivables                                      200,082
                                                              ------------------

Total current assets                                                   265,530

Property, plant and equipment, net                                     866,723
                                                              ------------------

TOTAL ASSETS                                                         1,132,253
                                                              ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables                                               970,409
Loans                                                                  126,308
Notes payable                                                          173,600
                                                              ------------------

TOTAL LIABILITIES                                                    1,270,317
                                                              ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.01 each
    1,000,000 shares of stock authorized,
    None issued and outstanding
Common stock, par value US$0.001 each
    50,000,000 shares of stock authorized,
    38,648,442 shares of stock issued and outstanding                   38,648
Additional paid-in capital                                           8,381,683
Accumulated deficit                                                 (8,558,395)
                                                              ------------------

TOTAL STOCKHOLDERS' DEFICIT                                           (138,064)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          1,132,253
                                                              ==================

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

=========================================================================================================================

                                                                                      FOR NINE MONTHS ENDED SEP 30,
                                                                                 ----------------------------------------
                                                                                             2004                  2003
                                                                                              US$                   US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               (4,007,330)           (2,423,716)
Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation                                                                         25,044                 6,708
      Write off of property, plant and equipment                                            7,281                     -
      Common stocks issued for compensation                                             3,238,103             1,413,076
      Changes in working capital:
         Prepayments and other receivables                                                  1,549              (149,443)
         Trade and other payables                                                         644,626               754,935
                                                                                 -------------------   ------------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (90,727)             (398,440)
                                                                                 -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                             (498,808)             (237,032)
i-Track and Strategic Communications Partners, Inc merger                                       -               (50,000)
Advances to a related party                                                                     -                     -
Decrease in pledged deposits                                                               22,197                     -
                                                                                 -------------------   ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (476,611)             (287,032)
                                                                                 -------------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                924,202               338,150
Proceeds from additions of loans                                                                                      -
Repayment of loans                                                                       (241,613)                    -
Proceeds from issuance of notes payable                                                         -               235,000
Temporary receipt                                                                               -
Repayment of notes payable                                                                (61,000)              (69,900)
Proceeds from issuance of convertible debts                                                25,000                41,000
Repayment of convertible debts                                                            (11,000)                    -
                                                                                 -------------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 635,589               544,250
                                                                                 -------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       68,251              (141,222)
CASH AND CASH EQUIVALENTS, AS OF BEGINNING
    OF THE PERIOD                                                                          (2,803)              197,576
                                                                                 -------------------   ------------------
CASH AND CASH EQUIVALENTS, AS OF END OF THE PERIOD                                         65,448                56,354
                                                                                 ===================   ==================

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Bank balances                                                                              65,448                56,354
                                                                                 ===================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                               2,817                 3,285
                                                                                 ===================   ==================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

Common stocks issued for compensation by SCP*                                                   -               865,432
Common stocks issued for compensation
    by the Company                                                                      3,238,103               547,644
                                                                                 -------------------   ------------------

                                                                                        3,238,103             1,413,076
                                                                                 ===================   ==================

* SCP is defined in the Condensed Consolidated Statements of Stockholders' Equity


The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

=========================================================================================================================

                                             COMMON STOCK
                                    ----------------------------        ADDITIONAL        ACCUMULATED
                                           NUMBER       AMOUNT     PAID-IN CAPITAL          DEFICIT              TOTAL
                                                           US$                 US$                US$              US$
As of August 13, 2002 -
  inception  (NOTE)                    21,500,000       21,500           2,353,850                  -        2,375,350
Net loss for the period                         -            -                   -         (1,014,999)      (1,014,999)
                                    --------------  ------------  ------------------  -----------------  ----------------
As of December 31, 2002                21,500,000       21,500           2,353,850         (1,014,999)       1,360,351
Common stock issued for services
    at prices ranging from $0.25
    to $0.72 per share                  3,293,751        3,294           1,456,878                  -        1,460,172
Common stock issued for cash at
    prices ranging from $0.50 to
    $0.80 per share, net of
    issuance costs of $491,949          1,420,202        1,420             421,084                  -          422,504
Net loss for the year                           -            -                   -         (3,536,067)      (3,536,067)
                                    --------------  ------------  ------------------  -----------------  ----------------
AS OF DECEMBER                         26,213,953       26,214           4,231,812         (4,551,066)        (293,040)
    31, 2003
Common stock issued for services
at prices ranging from $0.35 to
$0.65 per share                           688,634          688             365,812                  -          366,500
Common stock issued for cash at
prices ranging from $0.55 to $0.74
per share, net of issuance costs
of $559,983                             1,588,870        1,589             435,979                  -          437,568
Net loss for the period                         -            -                   -           (545,901)        (545,901)
                                    --------------  ------------  ------------------  -----------------  ----------------

AS OF MARCH 31, 2004                   28,491,457       28,491           5,033,603         (5,096,967)         (34,873)
Common stock issued for services
    at prices ranging from $0.19
    to $0.6 per share                   5,347,907        5,348           2,440,935                  -        2,446,283
Common stock issued for cash at
    prices ranging from $0.5 to
    $0.64 per share, net of
    issuance costs of  $274,286           898,000          898             223,236                  -          224,134
Net loss for the period                         -            -                   -         (2,873,782)      (2,873,782)
                                    --------------  ------------  ------------------  -----------------  ----------------
AS OF JUNE 30, 2004                    34,737,364       34,737           7,697,774         (7,970,749)        (238,238)
                                    --------------  ------------  ------------------  -----------------  ----------------
Common stock issued for services
    at prices ranging from $0.1 to
    $0.29 per share                     3,388,854        3,389             564,431                             567,820
                                    --------------  ------------  ------------------  -----------------  ----------------
Common stock issued for cash at
    prices ranging from $0.225 to
    $0.25 per share, net of
    issuance costs of  $120,000           522,224          522             119,478                             120,000
                                    --------------  ------------  ------------------  -----------------  ----------------
Net loss for the period                         -            -                   -           (587,646)        (587,646)
AS OF SEP 30, 2004                     38,648,442       38,648           8,381,683         (8,558,395)        (138,064)
                                    ==============  ============  ==================  =================  ================

Note: The common stock issued and outstanding at inception represents shares in issue immediately after the reverse acquisition of Strategic Communications Partners, Inc. ("SCP") on March 22, 2003, assuming that the capital structure had already been in existence since August 13, 2002.

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended September 30, 2004

================================================================================

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

         BASIS OF PRESENTATION
         The accompanying financial data as of September 30, 2004 and for the three months and nine months ended September 30, 2004 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's form 10-KSB for the fiscal year ended December 31, 2003.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended September 30, 2004

================================================================================

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

                                                   FOR THREE MONTHS ENDED SEP 30,              FOR NINE MONTHS ENDED SEP30,
                                              ------------------------------------------   -------------------------------------
                                                        2004                  2003                  2004                  2003
                                                         US$                   US$                   US$                   US$
           Net loss
             As reported                            (587,646)             (641,996)           (4,007,330)           (2,423,716)
             Total stock-based
                compensation expenses                 (4,296)                    -                (8,592)                    -
                                                 ---------------     ---------------      ----------------        --------------

             Pro forma                              (591,942)             (641,996)           (4,015,922)           (2,423,716)
                                                 ===============     ===============      ================        ==============
           Basic net loss per share

             As reported                             (0.0158)              (0.0222)              (0.1234)              (0.1118)
                                                 ===============     ===============      ================        ==============

             Pro forma                               (0.0159)              (0.0222)              (0.1237)              (0.1118)
                                                 ===============     ===============      ================        ==============


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

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended September 30, 2004

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

         The application of the consolidation provisions of FIN 46 resulted in an increase in assets, liabilities and net loss for the nine-month period ended September 30, 2004 by US$12,071, US$30,796 and US$83,315 respectively.

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


4.       PREPARATION OF FINANCIAL STATEMENTS

         The Company has incurred losses of US$587,646 and US$4,007,330 for the three months and nine months ended September 30, 2004. The Company also experienced negative working capital of US$1,004,787 as of September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended September 30, 2004

================================================================================


5.       LOSS PER COMMON STOCK

         Weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the nine months ended September 30, 2004 and three month ended September 30, 2004 are 34,454,856 shares and 37,203,446 shares respectively.

6.       PROPERTY, PLANT AND EQUPMENT

         NETWORK INFRASTRUCTURE AND TRANSPORTATION EQUIPMENT

         The Company, through its Beijing, China subsidiary, has acquired a 66-kilometer twin fiber ring network in central Beijing. The network will allow the Company to provide its international and domestic customers with high-speed transport private line circuits.

         Through September 30, 2004, the Company has completed the installation of four fiber multiplexers (nodes) along the fiber ring and is in the process of installing four additional node sites. Additionally, each node location is equipped with base station radios to serve customers in radio transport sectors in outlying areas.

         The following is a summary of network infrastructure and transportation equipment owned by the Company at September 30, 2004:

                          Fiber ring network                     $231,869
            Fiber multiplexer equipment                           469,734
            Leasehold improvements                                 76,626
            Furniture and fixtures                                 24,144
            Office furnishings and equipment                      109,227
                                                            --------------

               Sub-total                                          911,610

            Less: accumulated depreciation                        (44,887)
                                                            --------------

               Total                                             $866,723
                                                            ==============

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

STRATEGIC COMMUNICATIONS PARTNERS, INC.

SCP was incorporated in the State of Wyoming on August 13, 2002 and was a wholly owned subsidiary of CWC until July 31, 2004. Effective July 31, 2004, SCP was merged into CWC. Strategic Communications Partners Limited ("SCPL") was a subsidiary of SCP and became a direct subsidiary of CWC as a result of the merger. SCPL was incorporated in Hong Kong on December 9, 2002. CWC's and SCPL's operations to date consist solely of supporting the operations in Beijing, People's Republic of China ("PRC").

CHINA WIRELESS COMMUNICATIONS, INC.


BEIJING IN-TOUCH INFORMATION SYSTEM COMPANY LIMITED

On March 4, 2003, SCPL set up a wholly owned foreign enterprise, Beijing In-Touch Information System Co. Ltd ("In-Touch") in the PRC. In-Touch has commenced operations in Beijing, through cooperation agreements with local telecommunications operators.

In-Touch deployed a high-speed broadband fiber network as the backbone to construct its fixed wireless broadband network system in Beijing, starting in December 2003. That company is now selling its services over that network. This network will make available 2.5 Gbps of capacity on a fiber network that surrounds the 66 kilometer-long fourth ring road in Beijing. The new additional capacity will support over 100,000 business-class broadband business customers on its Beijing network.

The first phase of the fixed wireless broadband network system in Beijing was completed April 2004, at which time In-Touch began full-service operations. In-Touch will be providing high-speed wireless services, Virtual Private Network's and other wireless access, transport and enhanced data services.

We continue to build innovative partnership and acquisition strategies to maximize the coverage of our network in Beijing. We plan to replicate our Beijing model in other strategic cities in China during late 2004 and 2005.

BEIJING PAN-ASIA INNOVATIVE SCIENCE AND TECHNOLOGY COMPANY LIMITED

At the end of 2003, the Company made loans of US$4,832 to certain staff of In-Touch for the purpose of acquiring a company, Beijing Pan-Asia Innovative Science and Technology Co. Ltd. ("Pan-Asia"). The reason for this arrangement was due to there are certain restrictions on the Company, as a foreign investor, to invest in telecommunication business in the PRC. Pan-Asia is a company incorporated in the PRC and is principally engaged in trading of telecommunication products. Pan-Asia is effectively financed by the Company and therefore, it is considered as a variable interest entity ("VIE") of the Company. As of September 30, 2004, we have three employees, all of whom are full-time in the United States. As of September 30, 2004, SCPL has no full-time employees in Hong Kong and In-Touch has 62 full-time employees all of whom are located in Beijing. None of our employees is covered by a collective bargaining agreement.

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

On August 15, 2003, we signed a contract with MCI International Ltd. Co. ("MCI"). This contract enables China Wireless Communications to extend our Broadband Wireless Access Network outside of Beijing, China. We will be adding MCI International ATM (Asynchronous Transport Mode) services to reach North America, South Pacific, Asian and European markets to our existing suite of broadband products and services.

CHINA WIRELESS COMMUNICATIONS, INC.


In addition, alliances and partnerships with Tier One Telecom Carriers are critical to our growth strategy. We believe the current broadband access providers in China are searching for a direct economically transport connection to their backbones thus connecting a greater number of end users to their underutilized networks. We provide the "last mile" transport connection services to meet this growing demand in a cost effective manner. Over the last few months we have entered into an agreement with China Netcom Group Beijing Company to partner in building out a broadband transport network to serve their growing number of customers. We expect this and other such partnerships to enable entry and development in China's highly regulated telecom sector as a successful foreign investment enterprise. There are, however, no guarantees that these partnerships will be successful, or that they will enable entry into the Chinese telecom sector.

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

MANAGEMENT STATUS

We are continuing the process of identifying a permanent Chief Executive Officer & President and Chief Financial Officer with experience in the telecommunications industry, as we believe that having qualified management is critical in this phase of our development. This effort will require additional funding to attract the kind leadership required to manage and develop an international telecommunications company. We are discussing this requirement with potential investors. For the present, Pedro E. Racelis III will remain as the interim President and CEO until a suitable candidate has been identified. There has been a candidate identified for the Chief Financial Officer position, but the company is still negotiating terms with this candidate.

CHINA WIRELESS COMMUNICATIONS, INC.


CHINA WIRELESS COMMUNICATIONS, INC

RESULTS OF OPERATIONS. During the third quarter of 2004, CWC continued its work of expanding its network in Beijing and reviewing the opportunities in the local market. CWC has also put a great deal of effort into establishing and testing a variety of equipment to provide its services from different vendors in Beijing, China. Service revenues in the third quarter of 2004 soared to $119,240, an increase of over 270 percent from first quarter 2004. This explosive growth is a direct result from China Wireless effectively bringing more customers and services onto the Beijing broadband network.

Operational expenses totaled $634,710 and $4,076,550 for the three months and nine months ended September 30, 2004, respectively. Of this amount, $567,820 and $3,380,603, respectively, are costs recorded for common stock issued for compensation for these same periods. Our focus is three fold: (a) raising capital, (b) providing and establishing long-term relationships with equipment providers, and (c) finalizing operational procedures for the Beijing office. Details of the stock issued for compensation have been included in Form S-8.

In comparison, operational expenses for the three months and nine months ended September 30, 2003 were $648,163 and $2,427,265, respectively. Of this amount, $390,176 and $1,413,076 were recorded for common stock issued for compensation for these same periods. The increase in operational expenses is due primarily to design and implementation of the fiber network nodes and the engineering support necessary to design, operate and maintain the network. Details of the stock issued for compensation have been included in Form S-8.

LIQUIDITY AND CAPITAL RESOURCES. For the nine-month period ended September 30, 2004, CWC used cash of $90,727 for operating activities, a decrease of 77% compared to the nine months ended September 30, 2003. The decrease is due mainly to decreases in legal fees and accounting agency expenses. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $3,238,103, as compared to $1,413,076 in the nine-month period ended September 30, 2003. Investing activities also used cash of $476,611 and $287,032 during nine-month periods ended September 30, 2004 and 2003. The Company has $65,448 of cash and cash equivalents at September 30, 2004.

As reflected in the statement of cash flows, the Company is still dependent upon issuance of its common stock for cash utilized in its operations. For the nine months ended September 30, 2004, net proceeds from the issuance of common stock provided cash of $924,202.

At September 30, 2004, the Company had a working capital deficit of $1,004,787, as compared to a deficit of $693,279 at December 31, 2003.

CHINA WIRELESS COMMUNICATIONS, INC.


PLAN OF OPERATION

The management and Board of Directors have evaluated the Company's revenue performance versus the operating expenses incurred for the previous three months and concluded that significant changes must be made to correct the financial health of the Company. The Company's operating expenses far exceeded its ability to cover these expenses with the existing revenues and margins. The Company has initiated a reorganization to reduce operating expenses significantly and to focus the sales efforts to generate revenues and margins from the fiber optic network in Beijing, China. We are reducing our expenses to provide a higher return on investment as well as greater revenue generation.

The following actions are being implemented:

   1.  Reduction of the office facilities from three offices to one office.
   2. Implementing a reduction in Beijing staff by 50% or more, but retaining the key operations and sales staff.
   3. Focusing sales efforts on customers served by the Company's fiber network to generate higher revenues/margins per capital dollars invested.
   4. Nonprofit able contracts to expire at the end of their term and equipment redeployed to profitable customer locations. In addition, we are re-evaluating all proposed customer contracts to ensure profitability before implementation.
   5. Implementing new pricing models to focus on higher margin revenue generation within the core business of the company.
   6. Re-engineering of the fiber optic network to focus on multiple customer locations and increase cash flow through efficient utilization of existing network facilities.
   7. Verification of equipment inventory insuring that asset tags are affixed and visible at all installed locations.
   8. Verification of equipment inventory in storage insuring that asset tags are affixed and visible.
   9. Validating the asset tag numbers against a master list with any missing numbers added to list.

Objectives:

   1.  Increase revenue for the Company.
   2.  Attract new institutional investment.
   3.  Increase   shareholder   value   through   increased   investor  relation
       activities.
   4.  Reduce operating costs
   5.  Stronger controls on operations and operating costs
   6.  Improve the accountability of the Beijing staff

We have been focusing our efforts on finishing the design and construction of our fiber and fixed wireless broadband network system in Beijing. This system has successfully opened and commenced operations in the second quarter of 2004. We are focus our primary marketing efforts on providing high-speed transport leased line circuits in both international and domestic markets, server hosting and other broadband services. We are also in the midst of building partnership(s) with major telecom carriers within China. These partnerships will provide the telecom carriers' access to a greater number of customers wishing to connect to their backbone networks. We are in the process of reviewing cooperative agreements similar to the agreement signed with China Netcom Beijing Company on September 1, 2003. However, there is no guarantee that we will enter into agreements with other telecom carriers and that the terms and conditions of

CHINA WIRELESS COMMUNICATIONS, INC.



such agreements would be favorable to the telecom carrier or China Wireless Communications and their customers.

During 2004 we began development of a fiber fixed wireless infrastructure which will allow us to expand our transport coverage area in Beijing. The fiber fixed wireless infrastructure consists of a twin fiber ring with fiber multiplexers at eight locations (nodes) on the ring operating at a maximum capacity at 2.5Gbps (Gigabits per second). This initial capacity of 2.5Gbps (Gigabits per second) can be increased at a later date to 10Gbps (Gigabits per second) as required providing greater capacity and increasing coverage for a higher number of customers and more complex applications.

The eight  locations  (nodes) on the fiber ring  provide the drop off points for
2.5 Gbps (Gigabits per second) or lower speed connections 622 Mbps (Megabits per second) to the China Wireless Communications base locations (base nodes) via fiber. The equipment at both locations provides a wide variety of interfaces including high-order/low-order (high speed 2Mbps (Megabits per second) up or low speed 2Mbps (Megabits per second) down) service access capabilities. These capabilities enable China Wireless Communications to provide varied transport speeds and services to our customers at a reasonable cost.

China Wireless  Communications  MAN  (Metropolitan  Area Network)  utilizes MSTP
(Multi-Service Transport Platform) technology deployed through out the network which is a new metro network technology based on the traditional SDH (SONET Digital Hierarchy) optical technology. SDH (SONET Digital Hierarchy) optical technology provides TDM (Time Division Multiplexing), ATM (Asynchronous Transfer
Mode), Ethernet, IP access and transport within the network backbone. MSTP (Multi-Service Transport Platform) includes integrated NMS (Network Management System) and new features such as LCAS (Link Capacity Adjust Scheme), GFP (Generic Frame Protocol), VC (Virtual Concatenation), RPR (Resilient Packet
Ring),  etc.,  allowing  the  network to adapt to  existing  and future  service evolvements. MSTP's (Multi-Service Transport Platform) ability to add data-centric protocols to the network without disturbing the ongoing, high-margin voice or TDM (Time Division Multiplexing) circuits provides the best mode to provision carrier-class metropolitan area networks. China Wireless Communications can by utilizing the MSTP's (Multi-Service Transport Platform) transport a great variety of customer's data and guarantee "up time" enabling customer's to conduct business without fear of outages or lost data. In addition MSTP's (Multi-Service Transport Platform) is an economical transport technology capable of connecting a wide variety of protocols and transport schemes.

The six China Wireless Communications base location (nodes) includes basic transport equipment and a optical fiber ring operating at 2.5 Gbps (Gigabits per second) connecting each of the base locations (nodes) utilizing fiber multiplexers. Each of the nodes are placed in the following buildings, Qinghua Tongfang, Changning, Shuanglong, Huatang and are equipped with a fiber multiplexer, LAN (Local Area Network) switch or router, and base station radios and an ATM (Asynchronous Transfer Mode) switch at the Qinghua Tongfong location. There are multiple base station radios installed at the all base locations (nodes) which provide radio transport "sectors" connecting outlying customer buildings to the base location (node) buildings for access to the transport fiber optical ring. Customers within the base location (node) building will connect to the China Wireless Communications network through a LAN (Local Area Network) switch or router and the fiber multiplexer.

Using this model, we plan to replicate our fiber fixed wireless broadband network in a dozen selected major metropolitan areas in China. In each city, we will deploy multi-advanced technologies, including MSTP (Multi-Service Transport Platform), ATM (Asynchronous Transfer Mode), Ethernet, and IP providing high-speed transport leased line both international and domestic and including other value added services.

CHINA WIRELESS COMMUNICATIONS, INC.



We plan to expand network systems beyond Beijing starting in mid 2005. Our ability to do this will be limited by our ability to raise capital, there is no guarantee that we will be successful in raising funds or that the terms would be favorable to China Wireless Communications and our shareholders.

We have positioned ourselves as a high quality service provider, offering reliable high-speed transport complemented by quality customer support. The continuation of our business is dependent upon the successful implementation of our business plan, raising capital, and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented and this could adversely impact our business and prospects.


ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of September 30, 2004. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

CHINA WIRELESS COMMUNICATIONS, INC.



PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2004, the Company raised $120,000, from selling 522,224 shares of common stock to four existing shareholders through a private placement. In connection with this transaction, there were no underwriting discounts or commissions paid or incurred.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

CHINA WIRELESS COMMUNICATIONS, INC.



a) Item 6.   Exhibits

Regulation
S-B Number     Exhibit
2.1            Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc.
               (1)
3.1            Articles of Incorporation (2)
3.2            Bylaws (2)
3.3            Certificate of Amendment to Articles of Incorporation (3)
10.1           Promissory Note, dated June 27, 2003 in the amount of $50,000, payable to Henry Zaks (4)
10.2           Promissory Note, dated July 31, 2003 in the amount of $30,000, payable to Henry Zaks (4)
10.3           Investment Contract between Goldvision Technologies Ltd and SCP dated December 18, 2002 (5)
10.4           Extension Agreement to Investment Contract between Goldvision
               Technologies Ltd. And the Company dated August 5, 2003 (4)
10.5           Employment Agreement dated March 25, 2003 with Phillip Allen (5)
10.6           Employment Agreement dated March 25, 2003 with Brad A. Woods (5)
10.7           Separation & Voting Trust Agreement with Philip Allen (4).
10.8           Agreement between the Company and Bellador Advisory Services,
               Ltd. dated October 22, 2003 (4)
10.9           Agreement between the Company and China Netcom Group Beijing
               Company dated September 1, 2003 (4)
21             Subsidiaries of the registrant (4)
31.1           Certification of Chief Executive/Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1           Certification of Chief Executive/Financial Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 (6)
-----------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(6) To be filed by amendment.

CHINA WIRELESS COMMUNICATIONS, INC.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CHINA WIRELESS COMMUNICATIONS, INC.
                               (Registrant)



Date:  November 19, 2004       By:   /s/ PEDRO E. RACELIS III
                                  -----------------------------------------
                                  Pedro E. Racelis III,
                                  Interim President and Chief Financial Officer