Form 10QSB/A
period 2004-09-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2004-12-28
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1



(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2004

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                 EXCHANGE ACT
         For the transition period from ____________ to ______________

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

              46,726,644 SHARES OF COMMON STOCK, $0.001 PAR VALUE,
                             AS OF DECEMBER 16, 2004

 Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                ----   ----

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1.- Financial Statements

               - Condensed Consolidated Statements of Operations (Unaudited)
                 Three Months Ended September 30, 2004 and 2003; and
                 Nine Months Ended September 30, 2004 and 2003.................3

               - Condensed Consolidated Balance Sheet (Unaudited)
                 As of September 30, 2004......................................4


               - Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September 30, 2004 and 2003.................5


               - Condensed  Consolidated  Statements of Stockholders' Equity
                 (Unaudited) Period from August 13, 2002 (inception) to
                 September 30, 2004............................................6

               - Notes to and Forming Part of the Condensed Financial
                     Statements (Unaudited)................................... 7

        Item 2.- Management's Discussion and Analysis or Plan of Operations...10


        Item 3.- Controls and Procedures......................................17


PART II. OTHER INFORMATION


        Item 1.- Legal Proceedings ...........................................18

        Item 2.- Unregistered Sales of Equity Securities and Use of
                 Proceeds.....................................................18

        Item 3.- Defaults Upon Senior Securities..............................18

        Item 4.- Submission of Matters to a Vote of Security Holders..........18

        Item 5.- Other Information ...........................................18

        Item 6.- Exhibits.....................................................19

SIGNATURES ...................................................................20

CERTIFICATIONS................................................................21

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

==========================================================================================================================

                                                        FOR THREE MONTHS ENDED SEP 30,      FOR NINE MONTHS ENDED SEP 30,
                                                    ----------------------------------- ----------------------------------
                                                             2004                2003            2004              2003
                                            NOTE              US$                 US$             US$               US$

OPERATING REVENUE
Service income and sale of goods                           119,240             13,282         239,124            17,341

Cost of services rendered
    and goods sold                                          75,820             10,180         168,463            13,572
                                                    ----------------   ---------------- ----------------- ----------------

GROSS PROFIT                                                43,420              3,102          70,661             3,769
                                                    ----------------   ---------------- ----------------- ----------------

OPERATING EXPENSES
Depreciation expense                                         9,331              2,741          25,044             6,707
General and administrative expenses                        671,605            645,422       4,097,730         2,420,558
                                                    ----------------   ---------------- ----------------- ----------------

Total operating expenses                                   680,936            648,163       4,122,774         2,427,265
                                                    ----------------   ---------------- ----------------- ----------------

LOSS FROM OPERATIONS                                      (637,516)          (645,061)     (4,052,113)       (2,423,496)

NON-OPERATING INCOME (EXPENSES)
Interest income                                                 62                  -             186                 -
Interest expense                                            (1,468)             2,858          (4,285)             (427)
Other income                                               167,090                207         167,090               207
Other expense                                             (137,081)                 -        (139,474)                -
                                                    ----------------   ---------------- ----------------- ----------------

LOSS BEFORE INCOME TAXES                                  (608,913)          (641,996)     (4,028,596)       (2,423,716)

Income taxes                                                     -                  -               -                 -
                                                    ----------------   ---------------- ----------------- ----------------

NET LOSS                                                  (608,913)          (641,996)     (4,028,596)       (2,423,716)
                                                    ================   ================ ================= ================


NET LOSS PER SHARE OF COMMON STOCK:           5
         Basic                                             (0.0162)           (0.0222)        (0.1236)          (0.1118)
                                                    ================   ================ ================= ================

         Diluted                                               N/A                N/A             N/A               N/A
                                                    ================   ================ ================= ================

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                            37,603,291         28,918,739      32,589,110        21,679,034
                                                    ================   ================ ================= ================


The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET(UNAUDITED)
SEPTEMBER 30, 2004

================================================================================


ASSETS                                                                      US$

CURRENT ASSETS
Cash and cash equivalents                                                36,545
Prepayments and other receivables                                        74,553
                                                                 ---------------

Total current assets                                                    111,098

Property, plant and equipment, net                                      879,023
                                                                 ---------------

TOTAL ASSETS                                                            990,121
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables                                                798,848
Loans                                                                   227,004
Convertible debt                                                         30,000
Notes payable                                                            93,600
                                                                 ---------------

TOTAL LIABILITIES                                                     1,149,452
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.01 each
    1,000,000 shares of stock authorized,
    None issued and outstanding
Common stock, par value US$0.001 each
    50,000,000 shares of stock authorized,
    38,948,442 shares of stock issued and outstanding                    38,948
Additional paid-in capital                                            8,381,383
Accumulated deficit                                                  (8,579,662)
                                                                 ---------------

TOTAL STOCKHOLDERS' DEFICIT                                            (159,331)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             990,121
                                                                 ===============

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

=========================================================================================================================

                                                                                     FOR NINE MONTHS ENDED SEP 30,
                                                                               ------------------------------------------
                                                                                          2004                    2003
                                                                                           US$                     US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             (4,028,596)             (2,423,716)
Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation                                                                       25,044                   6,707
      Write off of property, plant and equipment                                          7,281                       -
      Common stocks issued for services                                               3,255,603               1,413,076
      Waiver of loans from a stockholder of the Company                                (167,090)                      -
      Changes in working capital:
         Prepayments and other receivables                                              127,078                (149,443)
         Trade and other payables                                                       473,065                 754,936
                                                                               ---------------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (307,615)               (398,440)
                                                                               ---------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                           (511,109)               (237,032)
i-Track and Strategic Communications Partners, Inc merger                                     -                 (50,000)
Decrease in pledged deposits                                                             22,197                       -
                                                                               ---------------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (488,912)               (287,032)
                                                                               ---------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                              781,702                 338,150
Proceeds from additions of loans                                                         26,173                       -
Proceeds from issuance of notes payable                                                  20,000                 235,000
Repayment of notes payable                                                               (6,000)                (69,900)
Proceeds from issuance of convertible debts                                              25,000                  41,000
Repayment of convertible debts                                                          (11,000)                      -
                                                                               ---------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               835,875                 544,250
                                                                               ---------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     39,348                (141,222)
CASH AND CASH EQUIVALENTS, AS OF BEGINNING OF THE PERIOD                                 (2,803)                197,576
                                                                               ---------------------   ------------------

CASH AND CASH EQUIVALENTS, AS OF END OF THE PERIOD                                       36,545                  56,354
                                                                               =====================   ==================

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Bank balances                                                                            36,545                  56,354
                                                                               =====================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                             4,285                   3,285
                                                                               =====================   ==================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Common stocks issued for services by SCP*<F1>                                                 -                 865,432
Common stocks issued for services
    and settlement of debts by the Company                                            3,255,603                 547,644
                                                                               ---------------------   ------------------

                                                                                      3,255,603               1,413,076
                                                                               =====================   ==================

*<F1> SCP is defined in the Condensed Consolidated Statements of Stockholders'
      Equity

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

=======================================================================================================================
                                             COMMON STOCK                ADDITIONAL        ACCUMULATED
                                    ----------------------------
                                           NUMBER       AMOUNT      PAID-IN CAPITAL         DEFICIT               TOTAL
                                                           US$                  US$                US$              US$
As of August 13, 2002 - inception
    (NOTE)                             21,500,000       21,500           2,353,850                  -        2,375,350
Net loss for the period                         -            -                   -         (1,014,999)      (1,014,999)
                                    --------------  ------------  ------------------  -----------------  ---------------
As of December 31, 2002                21,500,000       21,500           2,353,850         (1,014,999)       1,360,351
Common stock issued for services
    at prices ranging from $0.25
    to $0.72 per share                  3,293,751        3,294           1,456,878                  -        1,460,172
Common stock issued for cash at
    prices ranging from $0.50 to
    $0.80 per share, net of
    issuance costs of $491,949          1,420,202        1,420             421,084                  -          422,504
Net loss for the year                           -            -                   -         (3,536,067)      (3,536,067)
                                    --------------  ------------  ------------------  -----------------  ---------------

AS OF DECEMBER                         26,213,953       26,214           4,231,812         (4,551,066)        (293,040)
    31, 2003
Common stock issued for services
at prices ranging from $0.35 to
$0.65 per share                           688,634          688             365,812                  -          366,500
Common stock issued for cash at
prices ranging from $0.55 to $0.74
per share, net of issuance costs
of $559,983                             1,588,870        1,589             435,979                  -          437,568
Net loss for the period                         -            -                   -           (545,901)        (545,901)
                                    --------------  ------------  ------------------  -----------------  ---------------

AS OF MARCH 31, 2004                   28,491,457       28,491           5,033,603         (5,096,967)         (34,873)
Common stock issued for services
    at prices ranging from $0.19
    to $0.6 per share                   5,347,907        5,348           2,440,935                  -        2,446,283
Common stock issued for cash at
    prices ranging from $0.5 to
    $0.64 per share, net of
    issuance costs of  $274,286           898,000          898             223,236                  -          224,134
Net loss for the period                         -            -                   -         (2,873,782)      (2,873,782)
                                    --------------  ------------  ------------------  -----------------  ---------------

AS OF JUNE 30, 2004                    34,737,364       34,737           7,697,774         (7,970,749)        (238,238)
Common stock issued for services
    and settlement of debts at
    prices ranging from $0.1 to
    $0.29 per share                     3,688,854        3,689             564,131                  -          567,820
Common stock issued for cash at
    prices ranging from $0.225 to
    $0.25 per share                       522,224          522             119,478                  -          120,000
Net loss for the period                         -            -                   -           (608,913)        (608,913)
                                    --------------  ------------  ------------------  -----------------  ---------------
AS OF SEP 30, 2004                     38,948,442       38,948           8,381,383         (8,579,662)        (159,331)
                                    ==============  ============  ==================  =================  ===============

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

         Prior to April 1, 2004, the Company's planned principal operations were underway but had not yet generated any significant revenue. Accordingly, the Company's financial statements for all periods prior to April 1, 2004 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." In the second quarter of fiscal year 2004, the Company started to generate a fair amount of revenue during the quarter. As a result, the Company exited the development stage in the quarter ended June 30, 2004.

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

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended September 30, 2004

================================================================================

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

                                                FOR THREE MONTHS ENDED SEP 30,          FOR NINE MONTHS ENDED SEP30,
                                              -----------------------------------   ------------------------------------
                                                        2004               2003              2004                  2003
                                                         US$                US$               US$                   US$
           Net loss
             As reported                             (608,913)         (641,996)         (4,028,596)         (2,423,716)
             Total stock-based
                compensation expenses                  (4,296)                -             (12,888)                  -
                                                ----------------    -------------    -----------------     -------------

             Pro forma                               (613,209)         (641,996)         (4,041,484)         (2,423,716)
                                                ================    =============    =================     =============

           Basic net loss per share
             As reported                              (0.0162)          (0.0222)            (0.1236)            (0.1118)
                                                ================    =============    =================     =============

             Pro forma                                (0.0163)          (0.0222)            (0.1240)            (0.1118)
                                                ================    =============    =================     =============



2.       ORGANIZATION

         At the end of 2003, the Company made loans of US$4,832 to certain staff of Beijing In-Touch Information System Company Limited ("In-Touch") for the purpose of acquiring a company, Beijing Pan-Asia Innovative Science and Technology Co. Ltd. ("Pan-Asia"). The reason for this arrangement was due to certain restrictions on the Company, as a foreign investor, to invest in telecommunication business in the PRC. Pan-Asia is a company established in the PRC and is principally engaged in trading of telecommunication-related products. Pan-Asia is effectively financed by the Company and is therefore considered as a variable interest entity ("VIE") of the Company. In addition, the Company expects to absorb the losses incurred by Pan-Asia, if any. Accordingly, the Company is considered as the primary beneficiary under Financial Accounting Standard Board Interpretation No. 46 ("FIN 46"). The Company began to consolidate Pan-Asia during the three-month period ended June 30, 2004 because the financial effects were immaterial in prior periods.


3.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying the accounting principles, management must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As a result, the actual results or outcomes might generally be different from the estimated or assumed results or outcomes. These differences are included in the consolidated financial statements as soon as they are known. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ materially from those estimates.

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended September 30, 2004

================================================================================

3.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the financial information of the Company and all of its subsidiaries, namely Strategic Communications Partners, Inc., Strategic Communications Partners Limited and In-Touch, all of which are wholly-owned subsidiaries. The consolidated financial statements also include the financial information of a VIE of the Company, Pan-Asia, for which the Company is deemed to be the primary beneficiary. All material inter-company balances and transactions have been eliminated on consolidation.

         The application of the consolidation provisions of FIN 46R resulted in an increase in assets, liabilities and net loss for the nine-month period ended September 30, 2004 by US$19,293, US$30,796 and US$83,315 respectively.

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

         Sale of goods is recognized on transfer of risks and rewards of ownership, which generally coincides with the time when goods are delivered to customers and title has passed.


4.       PREPARATION OF FINANCIAL STATEMENTS

         The Company has incurred losses of US$608,913 and US$4,028,596 for the three months and nine months ended September 30, 2004. The Company also had negative working capital of US$1,038,353 as of September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".

CHINA WIRELESS COMMUNICATIONS, INC.

NOTES TO AND FORMING PART OF THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended September 30, 2004

================================================================================

5.       LOSS PER COMMON STOCK

         Weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months ended September 30, 2004 and nine months ended September 30, 2004 are 37,603,291 shares and 32,589,110 shares respectively.

         As of September 30, 2004, 2,783,605 shares in total could be issued pursuant to the convertible debts, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

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


The first phase of the fixed wireless broadband network system in Beijing was completed in April 2004, at which time In-Touch began full-service operations. In-Touch will be providing high speed wireless services, Virtual Private Network's and other wireless access, transport and enhanced data services.


We continue to build innovative partnership and acquisition strategies to maximize the coverage of our network in Beijing. We plan to replicate our Beijing model in other strategic cities in China during late 2004 and 2005.

BEIJING PAN-ASIA INNOVATIVE SCIENCE AND TECHNOLOGY COMPANY LIMITED


At the end of 2003, the Company made loans of US$4,832 to certain staff of In-Touch for the purpose of acquiring a company, Beijing Pan-Asia Innovative Science and Technology Co. Ltd. ("Pan-Asia"). The reason for this arrangement was due to certain restrictions on the Company, as a foreign investor, to invest in telecommunication business in the PRC. Pan-Asia is a company established in the PRC and is principally engaged in trading of telecommunication products. Pan-Asia is effectively financed by the Company and is therefore considered as a variable interest entity ("VIE") of the Company.



As of September 30, 2004, we had three employees, all of whom are full-time in the United States. As of September 30, 2004, SCPL had no full-time employees in Hong Kong and In-Touch had 62 full-time employees all of whom are located in Beijing. None of our employees is covered by a collective bargaining agreement.


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

CHINA WIRELESS COMMUNICATIONS, INC.




On August 15, 2003, we signed a contract with MCI International Ltd. Co. ("MCI"). This contract enables us to extend our Broadband Wireless Access Network outside of Beijing, China. We will be adding MCI International ATM (Asynchronous Transport Mode) services to reach North America, South Pacific, Asian and European markets to our existing suite of broadband products and services.



In addition, alliances and partnerships with Tier One Telecom Carriers are critical to our growth strategy. We believe the current broadband access providers in China are searching for a direct economical transport connection to their backbones thus connecting a greater number of end users to their underutilized networks. We provide the "last mile" transport connection services to meet this growing demand in a cost effective manner. Over the last few months we have entered into an agreement with China Netcom Group Beijing Company to partner in building out a broadband transport network to serve their growing number of customers. We expect this and other such partnerships to enable entry and development in China's highly regulated telecom sector as a successful foreign investment enterprise. There are, however, no guarantees that these partnerships will be successful, nor that they will enable entry into the Chinese telecom sector.


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

MANAGEMENT STATUS


We are continuing the process of identifying a permanent Chief Executive Officer & President and Chief Financial Officer with experience in the telecommunications industry, as we believe that having quality management is critical in this phase of our development. This effort will require additional funding to attract the kind of leadership required to manage and develop an international telecommunications company. We are discussing this requirement with potential investors. For the time being, Pedro E. Racelis III will remain as the interim President and CEO until a suitable candidate has been identified. A candidate has been identified for the Chief Financial Officer position, but the company is still negotiating terms with this candidate.

CHINA WIRELESS COMMUNICATIONS, INC.


CHINA WIRELESS COMMUNICATIONS, INC


RESULTS OF OPERATIONS. During the third quarter of 2004, CWC continued its work of expanding its network in Beijing and reviewing the opportunities in the local market. CWC has also put a great deal of effort into establishing and testing a variety of equipment to provide its services from different vendors in Beijing, China. Service revenues in the third quarter of 2004 soared to $119,240. This explosive growth is a direct result from China Wireless effectively bringing more customers and services onto the Beijing broadband network.



Operational expenses totaled $680,936 and $4,122,774 for the three months and nine months ended September 30, 2004, respectively. Of these amounts, $567,820 and $3,380,603, respectively, are costs recorded for common stock issued for compensation for the same periods. Our focus is three-fold: (a) raising capital,
(b) providing and establishing long-term relationships with equipment providers, and (c) finalizing operational procedures for the Beijing office. Details of the stock issued for compensation have been included in Form S-8 dated April 23, 2004.



In comparison, operational expenses for the three months and nine months ended September 30, 2003 were $648,163 and $2,427,265, respectively. Of this amount, $390,176 and $1,413,076 were recorded for common stock issued for compensation for these same periods. The increases in operational expenses for the three months and nine months ended September 30, 2004 are due primarily to design and implementation of the fiber network nodes and the engineering support necessary to design, operate and maintain the network. Details of the stock issued for compensation have been included in Form S-8 dated April 23, 2004.



During the quarter ended September 30, 2004, the Company showed other income and other expenses of $167,090 and $137,081, respectively. Other income resulted from the cancellation of certain debt owed by the Company in the amount of $167,090. Other expenses resulted from the writing-off certain employee advances, deposits and miscellaneous receivables that were deemed to be uncollectible at September 30, 2004.



LIQUIDITY AND CAPITAL RESOURCES. For the nine month period ended September 30, 2004, CWC used cash of $307,615 for operating activities, a decrease of 23% compared to the nine months ended September 30, 2003. The decrease is due mainly to decreases in legal fees and accounting agency expenses. Investing activities also used up cash of $488,912 and $287,032 during nine-month periods ended September 30, 2004 and 2003. The Company had $36,545 of cash and cash equivalents at September 30, 2004.



As reflected in the statement of cash flows, the Company is still dependent upon issuance of its common stock for funding of its operations. For the nine months ended September 30, 2004, net proceeds from the issuance of common stock provided cash of $781,702.


At September 30, 2004, the Company had a working capital deficit of $1,038,353 as compared to a deficit of $693,279 at December 31, 2003.

CHINA WIRELESS COMMUNICATIONS, INC.



PLAN OF OPERATION


The management and Board of Directors have evaluated the Company's revenue performance versus the operating expenses incurred for the previous three months and concluded that significant changes must be made to correct the financial health of the Company. The Company's operating expenses far exceeded its ability to cover these expenses with the existing revenues and margins. The Company has initiated a rationalization programme to reduce operating expenses significantly and to focus the sales efforts to generate revenues and margins from the fiber optic network in Beijing, China. We are reducing our expenses to provide a higher return on investment as well as greater revenue generation.


The following actions are being implemented:


   1.  Reduction of the office facilities from three offices to one office.

   2. Implementing a reduction in Beijing staff by 50% or more, but retaining the key operations and sales staff.
   3. Focusing sales efforts on customers served by the Company's fiber network to generate higher revenues/margins per capital dollars invested.

   4. Allow unprofitable contracts to expire at the end of their term and redeploy equipment to profitable customer locations. In addition, we are re-evaluating all proposed customer contracts to ensure profitability before implementation.

   5. Implementing new pricing models to focus on higher margin revenue generation within the core business of the company.
   6. Re-engineering of the fiber optic network to focus on multiple customer locations and increase cash-flow through efficient utilization of existing network facilities.




Objectives:

   1.  Increase revenue for the Company.
   2.  Attract new institutional investment.
   3.  Increase   shareholder   value   through  increased   investor   relation
       activities.
   4.  Reduce operating costs
   5.  Stronger controls on operations and operating costs
   6.  Improve the accountability of the Beijing staff


We have been focusing our efforts on finishing the design and construction of our fiber and fixed wireless broadband network system in Beijing. This system has successfully opened and commenced operations in the second quarter of 2004. We are focusing our primary marketing efforts on providing high-speed transport leased line circuits in both international and domestic markets, server hosting and other broadband services. We are also in the process of building partnership(s) with major telecom carriers within China. These partnerships will provide the telecom carriers' access to a greater number of customers wishing to connect to their backbone networks. We are in the process of reviewing cooperative agreements similar to the agreement signed with China Netcom Beijing Company on September 1, 2003. However, there is no guarantee that we will enter into agreements with other telecom carriers and that the terms and conditions of such agreements would be favorable to the telecom carrier or China Wireless Communications and their customers.

CHINA WIRELESS COMMUNICATIONS, INC.



During 2004 we began development of a fiber fixed wireless infrastructure which will allow us to expand our transport coverage area in Beijing. The fiber fixed wireless infrastructure consists of a twin fiber ring with fiber multiplexers at eight locations (nodes) on the ring operating at a maximum capacity at 2.5Gbps (Gigabits per second). This initial capacity of 2.5Gbps (Gigabits per second) can be increased at a later date to 10Gbps (Gigabits per second) as required, providing greater capacity and increasing coverage for a higher number of customers and more complex applications.


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


China Wireless Communications MAN (Metropolitan Area Network) utilizes MSTP (Multi-Service Transport Platform) technology deployed throughout the network which is a new metro network technology based on the traditional SDH (SONET Digital Hierarchy) optical technology. SDH (SONET Digital Hierarchy) optical technology provides TDM (Time Division Multiplexing), ATM (Asynchronous Transfer
Mode), Ethernet, IP access and transport within the network backbone. MSTP (Multi-Service Transport Platform) includes integrated NMS (Network Management System) and new features such as LCAS (Link Capacity Adjust Scheme), GFP (Generic Frame Protocol), VC (Virtual Concatenation), RPR (Resilient Packet
Ring),  etc.,  allowing  the  network to adapt to  existing  and future  service evolvements. MSTP's (Multi-Service Transport Platform) ability to add data-centric protocols to the network without disturbing the ongoing, high-margin voice or TDM (Time Division Multiplexing) circuits provides the best mode to provision carrier-class metropolitan area networks. China Wireless Communications can by utilizing the MSTP's (Multi-Service Transport Platform) transport a great variety of customer's data and guarantee "up time" enabling customer's to conduct business without fear of outages or lost data. In addition MSTP's (Multi-Service Transport Platform) is an economical transport technology capable of connecting a wide variety of protocols and transport schemes.



The four China Wireless Communications base locations (nodes) include basic transport equipment and a optical fiber ring operating at 2.5 Gbps (Gigabits per second) connecting each of the base locations (nodes) utilizing fiber multiplexers. Each of the nodes are placed in the following buildings, Qinghua Tongfang, Changning, Shuanglong, Huatang and are equipped with a fiber multiplexer, LAN (Local Area Network) switch or router, and base station radios and an ATM (Asynchronous Transfer Mode) switch at the Qinghua Tongfong location. There are multiple base station radios installed at the all base locations (nodes) which provide radio transport "sectors" connecting outlying customer buildings to the base location (node) buildings for access to the transport fiber optical ring. Customers within the base location (node) building will connect to the China Wireless Communications network through a LAN (Local Area Network) switch or router and the fiber multiplexer.


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

CHINA WIRELESS COMMUNICATIONS, INC.



We have positioned ourselves as a high quality service provider, offering reliable high speed transport complemented by quality customer support. The continuation of our business is dependent upon the successful implementation of our business plan, raising capital, and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented and this could adversely impact our business and prospects.


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



PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2004, the Company raised $120,000, from selling 522,224 shares of common stock through a private placement. In connection with this transaction, there were no underwriting discounts or commissions paid or incurred.

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

                                        CHINA WIRELESS COMMUNICATIONS, INC.
                                        (Registrant)



Date:    December 28, 2004              By: /s/ PEDRO E. RACELIS III
                                           -------------------------------------
                                           Pedro E. Racelis III,
                                           Interim President and Chief Financial
                                           Officer