Form 10KSB
period 2004-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2005-04-15
CIK 1125280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ________________

                        Commission file number: 333-49388

                       CHINA WIRELESS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

                    NEVADA                               91-1966948
(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                       Identification No.)

              1746 COLE BOULEVARD, SUITE 225, GOLDEN, CO 80401-3210
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 303-277-9968

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 3,537,567 as of March 15, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,167,569 as of December 31, 2004

Transitional Small Business Disclosure Format (Check one):    Yes      ; No  X
                                                                  ----      ----

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

         We were originally incorporated in Nevada on March 8, 1999 under the name AVL SYS International Inc ("AVL SYS"). On March 9, 2000, AVL SYS changed its name to I-Track, Inc ("ITI"). Effective September 30, 2001, ITI entered into an exclusive worldwide distribution agreement with AVL Information Systems Ltd. ("AVL"), an affiliated Canadian public company. Under the agreement, ITI was licensed to market and distribute all of the products manufactured by AVL. The exclusive distribution agreement with AVL was cancelled in September 2002 at which point ITI began to seek another business opportunity. On March 21, 2003, ITI entered into an "Assignment and Assumption Agreement" with AVL, whereby ITI distributed to AVL all its assets and AVL assumed all liabilities of ITI. Accordingly, as of March 21, 2003, ITI entirely ceased its prior business operations.

         On March 22,  2003,  ITI  acquired  all of the issued  and  outstanding shares  of  Strategic  Communications  Partners,  Inc.,  a  Wyoming  corporation
("SCP"), pursuant to the terms of a Share Exchange Agreement. A total of 19,000,000 restricted shares of ITI's common stock were issued to the shareholders of SCP, resulting in the SCP shareholders as a group owning approximately 88.4% of the outstanding shares of common stock. At this time, SCP became a wholly owned subsidiary. On March 24, 2003, in connection with our acquisition of SCP, ITI's name was changed to China Wireless Communications, Inc.

         SCP was incorporated in the State of Wyoming on August 13, 2002. Through a subsidiary in China, Strategic Communications Partners Limited ("SCPL"), it provided financial, technical, and marketing services in Beijing, People's Republic of China ("PRC"). SCPL was incorporated in Hong Kong on December 9, 2002. SCPL's business activities to date consist solely of supporting the Beijing operations. On March 4, 2003, SCPL set up a wholly owned enterprise, Beijing In-Touch Information System Co. Ltd. ("In-Touch") in the PRC. Effective July 31, 2004, SCP was merged into us. SCPL then became a direct subsidiary of us as a result of the merger.

         In-Touch provided broadband data, video and voice communications services to customers that were not served by existing landline based fiber networks. During the 4th quarter of 2004, we closed In-Touch due to high operational expenses incurred and flat sales/revenue generation of the transport business in 2004. All office leases were terminated and transport equipment returned to respective vendors. Additionally, all staff and employees were terminated effective October 1, 2004.

         On December 8, 2004, we signed a strategic consulting agreement with Jiaxin Consulting Group, Inc., a British Columbia corporation ("Jiaxin") to obtain assistance in financial asset management, financial internal controls, operational oversight, and business development in China.

         On March 8, 2005, Jiaxin and we signed a strategic agreement to form CJ Information Technology Company, which will become the vehicle to provide information technology services in China. We incorporated CJ Information Technology Company in Nevada on March 10, 2005. As of the date of this report, we own 51% of CJ Information Technology Company, while Jiaxin owns 49%. These percentages are likely to change as we raise funding for Tianjin Create IT Co. Ltd. However, we anticipate that we will continue to own a majority of the outstanding stock.

         CJ Information Technology Company owns 60% of Tianjin Create IT Co. Ltd., a limited liability company formed in the PRC, in consideration for funding of $250,000. Tianjin Create Co. owns the other 40% in consideration for the transfer of its operating assets into the new company. Tianjin Create Co. is a computer network systems integration and broadband integrator located in Tianjin City, China. Its customer base includes universities and colleges, enterprises businesses, and government entities.

INDUSTRY BACKGROUND

         With over 60 million users, China has surpassed Japan to become the world's second largest Internet market. Enterprises have installed high-speed local area networks to support bandwidth-intensive applications, and the large monopoly carriers have invested hundreds of millions of dollars in fiber optic networks to provide massive backbone network capacity.

         The opportunity to provide high-speed wireless broadband for customers utilizing existing carriers transport as well as broadband radio transport will now be part of the company's overall strategy to become a premier information technology provider. We will utilize proven information technology to complete and meet end users' business objectives as well as increased revenue for the company. These customers would include commercial business, universities and government enterprises.

KEY ALLIANCES AND PARTNERSHIPS

         On August 15, 2003, we signed a contract with MCI International Ltd. Co. ("MCI"), which permits us to extend the reach of our information technology and services in China. This agreement allows China Wireless to provide MCI International ATM [asynchronous transport mode] services to reach North America, South Pacific, Asian and European markets to our existing suite of service offerings. ATM service enables customers to transmit voice, video and data communications over a single virtual network to and from Europe, North America and other world-wide locations served by MCI facilities. Domestic and International services are available to customers within China as well as access to China by worldwide customers. Our monthly recurring charge is $32,817 for the China IPL [international private line] circuit with a minimum term of 3 years. This agreement with MCI provides voice, video and data transport service to our customers in China, and worldwide connections at MCI international locations. We are able to offer this service to our customers at prices we determine, which is generally influenced by market competition.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS

         Our operations and partnerships are subject to various levels of government controls and regulations in the PRC. As a result, we may be exposed to certain risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, and remittance abroad, and rates and methods of taxation, among others. Our management does not believe these risks to be significant. We cannot assure you, however, that changes in political and other conditions will not result in any adverse impact.

EMPLOYEES

         As of March 31, 2005, we have 5 full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 1746 Cole Boulevard, Suite 225, Golden, Colorado, where we lease approximately 800 square feet of space on a lease expiring in August 2005.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         By means of a written consent to action dated September 30, 2004, the holders of a majority of our outstanding shares approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock to 250,000,000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was approved for trading on the over-the-counter bulletin board ("OTCBB") under the symbol "ITRK" on August 7, 2001. On December 2, 2002, the symbol was changed to "ITCK" and there was a 1-for-20 reverse stock split. On March 28, 2003, the symbol was changed to "CWLC", after we changed our name to China Wireless Communications, Inc. The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter shown, as adjusted to reflect the reverse stock split:

                                                           BID OR TRADE PRICES


        2003 FISCAL YEAR                                HIGH             LOW

        Quarter Ending 03/31/03....................... $ 0.85          $ 0.70
        Quarter Ending 06/30/03....................... $ 0.45          $ 0.41
        Quarter Ending 09/30/03....................... $ 0.90          $ 0.75
        Quarter Ending 12/31/03....................... $ 0.52          $ 0.45

        2004 FISCAL YEAR                                HIGH             LOW

        Quarter Ending 03/31/04....................... $ 0.89          $ 0.460
        Quarter Ending 06/30/04....................... $ 0.61          $ 0.175
        Quarter Ending 09/30/04....................... $ 0.40          $ 0.041
        Quarter Ending 12/31/04....................... $ 0.18          $ 0.036

         As of December 31, 2004, there were approximately 273 record holders of our common stock

         On March 15, 2005, the closing price for our common stock on the OTCBB was $0.075.

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         During the last three fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

         During 4th quarter 2004 there were no unregistered securities issued.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         On March 22, 2003, I-Track Inc. acquired all of the issued and outstanding shares of Strategic Communications Partners, Inc., a Wyoming corporation ("SCP"), pursuant to the terms of a Share Exchange Agreement, resulting in the shareholders and management of SCP having actual and effective control of I-Track Inc. On March 24, 2003, I-Track Inc. changed its name to China Wireless Communications, Inc. to better reflect the business activities of the company.

         We were in the development stages in 2003 and 2004 and continued to maintain a high cost for operations with very little sales/revenue value to achieve breakeven. SCP had no revenues in 2002. We began to record revenues in June 2003. The primary activities during 2003 included: the finalization of our analysis of the market in Beijing and China for wireless broadband; setting up a Beijing office with a sales, engineering and administrative staff to market and support the sale of our high speed wireless broadband services; negotiating agreements and alliances with its partners to allow In-Touch to sell it services and value-added products; and the initiation of the construction of its fixed wireless broadband network system in Beijing.

         During the 4th quarter of 2004, we closed In-Touch due to high operational expenses incurred and flat sales/revenue generation of the transport business in 2004. All office leases were terminated and transport equipment returned to respective vendors. Additionally, all staff and employees were terminated effective October 1, 2004.

         We are now in the process of changing our business direction from the management of a wireless broadband network to the development of technology integration and IP services in China. We decided to utilize the services of Jiaxin Consulting Group, which has extensive experience in business development and asset management in China. We formed CJ Information Technology Company on March 10, 2005, which will be the vehicle through which we manage all of our assets and operations in China. CJ Information Technology Company in turn formed a foreign joint venture called Tianjin Create IT Co. Ltd.

         Through Tianjin Create IT Co. Ltd., we are a provider of information technology and IP services to customers in China in conjunction with Tianjin Create Co. Through our partner Tianjin Create Co. we are able to provide engineering and IP service support for existing and future IP customers in China. In addition, we will be able to offer a broad base of information technologies from IP security, wireless broadband, Wi-Fi, to "last mile" transport connections.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the year ended December 31, 2004 of $4,029,162, and at December 31, 2004 had an accumulated deficit of $8,580,228 and a working capital deficit of $444,215. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         We are currently developing strategic partnerships with firms in the United States, Canada, and Asia to raise capital for the purpose of acquiring firms in the PRC engaged in information technology integration, providing IP services, technology consulting and manufacturing of related technology products. Our ability to continue as a going concern is dependent upon the successful implementation of a business plan and ultimately achieving profitable operations. However, there is no assurance that we will be able to raise the necessary capital to execute our business strategy. Our inability to raise the required capital or implement our business strategy successfully could adversely impact our business and prospects.

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

CHINESE TAX HOLIDAY

         To date, all of our revenues have been generated in the PRC by In-Touch. Being a high tech enterprise, In-Touch is exempted from the PRC enterprise income tax from 2003 to 2005, followed by a 50% reduction for the next three years.

RESULTS OF OPERATIONS

         In December of 2004, we closed In-Touch in Beijing. The decision to discontinue these operations was due to higher than expected operating costs, the inability to acquire the necessary infrastructure, and increased competition. Revenues from our operations had been generated by In-Touch. Due to the closing of In-Touch, our statements of operations do not reflect any revenues. Instead, our statements reflect losses from discontinued operations of $1,019,213 and $1,193,794 for the 2004 and 2003 fiscal years, respectively. Operating expenses for the year ended December 31, 2004 were $3,106,942 as compared to $2,325,604 for the year ended December 31, 2003. Net losses for the years ended December 31, 2004 and 2003 were $4,029,162 and $3,536,067, respectively. Operational expenses for year ended December 31, 2004 included $3,106,942 relating to issuance of stock for compensation.

         In the 3rd Quarter 2004, we began to evaluate the continued high cost versus revenue generation. Our management team came to the conclusion that efforts must be made to reduce operational costs and focus the sales efforts to services that brought immediate value to the network. However, we did not have the funding resources to continue to invest into the Beijing In-Touch operations unless the revenues increased significantly. We re-evaluated the assets and capability of In-Touch to continue as a profitable and value-added business. Therefore, late in the 3rd Quarter 2004, it was deemed imperative that we seek an alternative plan to recover the business and regain shareholder confidence in the company.

         In the 4th Quarter 2004, the management team began discussions with Jiaxin and Tianjin, China to assist in gaining entry into the new markets such as universities, brokerage firms, various China government agencies and commercial business enterprises utilizing information technologies. Jiaxin provided consulting services to re-evaluate our efforts to maintain our broad technology base with clients in China, as well as provide business development.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had current assets of $4,789 as compared to $227,734 at December 31, 2003, and current liabilities of $449,004 at December 31, 2004, resulting in a working capital deficit of $444,215, as compared to a deficit of $693,179 at December 31, 2003.

         For the year ended December 31, 2004, we used $1,066,583 of cash for our operating activities, while financing activities, which consisted of proceeds from the issuance of our common stock, provided cash of $645,130. A decrease in pledged deposits and the discontinuation of operations also provided cash of $422,436. In comparison, during 2003, we used $1,138,054 of cash for operating activities and $381,468 for investing activities, which consisted primarily of the acquisition of property, plant and equipment, which cash of $1,325,752 was provided by financing activities. Financing activities consisted of sales of our common stock and borrowing.

PLAN OF OPERATION

         We have recently focused our efforts in becoming a premier information technology company. We believe that the information technology business is beginning to develop quickly in China and that we can be a major player in its development.

         Our original efforts to provide design and construction of fixed wireless broadband network systems will be part of the overall information technology strategies being executed. However, we plan to broaden our scope to become a systems integration company that will provide a broad base of information technologies to our clients. These technologies include engineering design, implementation, Wi-Fi, broadband wireless, systems integration, IP securities, data storage, voice/video/data telecommunications services and managed services.

         By partnering with Tianjin Create Co. and utilizing the services of Jiaxin, we plan to build upon their existing business and experience. We believe that we will have a better chance to succeed through this route rather than starting a new business "from scratch."

         The appointment of a new Chief Operating Officer to oversee the operations in China will be announced shortly. We plan to increase our staffing levels in China only as required or as the business growth demands such action.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective February 19, 2003, we engaged The Rehmann Group ("Rehmann") as our principal accountant (such engagement was approved by our then board of directors). Edwards, Melton, Ellis, Koshiw & Company, P. C. ("Edwards") was our principal accountant preceding Rehmann. Edwards resigned effective December 19, 2002 as our independent accountant because it informed us that it was no longer going to be conducting audits of public companies.

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

         On April 15, 2003, we dismissed Rehmann as our independent accountants, due primarily to the transaction with SCP. Our management recommended the change in independent accountants, and our board of directors approved the change. In March 2003, Moores Rowland was engaged to be our international accounting firm (such engagement was approved by our then board of directors). Previously, in January 2003, SCP engaged Moores Rowland as our principal accountant.

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

         Rehmann's reports on the financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion, or a disclaimer of opinion, or was qualified as to audit scope or accounting principles. However, the unqualified opinion included an explanatory paragraph regarding our ability to continue as a going concern. Furthermore, during the most year ended December 31, 2002 and through April 15, 2003, there were no disagreements with Rehmann on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Rehmann, would have caused that firm to make reference to the subject matter of such disagreements in connection with its reports.

         On October 1, 2003, Moores Rowland merged with Mazars and is now practicing under the name of Moores Rowland Mazars.

         On January 11, 2005, Moores Rowland Mazars resigned as our independent public accountants. Our board of directors approved the resignation of Moores Rowland Mazars. Moores Rowland Mazars had audited our consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and for the period from August 13, 2002 (inception) to December 31, 2002 and the amounts included in the consolidated cumulative period from August 13, 2002 (inception) through December 31, 2003.

         The audit report of Moores Rowland Mazars on the financial statements as of December 31, 2003 and for the year ended December 31, 2003 and for the period from August 13, 2002 (inception) to December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, or was modified as to audit scope, accounting principles or uncertainty, except for a going concern opinion expressing substantial doubt about our ability to continue as a going concern.

         During the two most recent fiscal period/year ended December 31, 2003 and the subsequent interim period through January 11, 2005, there were no disagreements with Moores Rowland Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Moores Rowland Mazars, would have caused it to make reference to the subject matter of the disagreement in connection with its report. There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within our two most recent fiscal period/year ended December 31, 2003 and the subsequent interim period ended January 11, 2005.

         On February 1, 2005, we engaged Bongiovanni & Associates, P.A., Charlotte, North Carolina, as our principal accountant to audit our financial statements for the year ending December 31, 2004. Our board of directors approved the engagement of Bongiovanni & Associates, P.A.

         Prior to the engagement of Bongiovanni & Associates, P.A., we had not consulted Bongiovanni & Associates, P.A. as to the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.


ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of December 31, 2004. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.


ITEM 8B. OTHER INFORMATION.

         None.


                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS   AND   CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our executive officers and directors are:

    NAME                           AGE       POSITION

    Pedro E. Racelis III            54       Interim President, Chief Executive Officer and Director

    Allan Rabinoff                  58       Chairman of the Board of Directors

    Henry Zaks                      61       Director

    Michael Bowden                  55       Vice President Operations and Director

    Brad Woods                      45       Director

         Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

PETE RACELIS, INTERIM PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Mr. Racelis has been our Interim President, Chief Executive Officer, and a director since June 2004. A veteran of direct sales and management in multi-national companies for more than 21 years, Pete has extensive experience with telecommunications, operations, management and organizational skills. Prior to joining the company in October 2002, Mr. Racelis sold hardware and software solutions to telecommunications carriers, financial institutions, and commercial businesses both nationally and internationally in North America. Mr. Racelis has held executive level positions as Vice President/GM at Winstar Wireless
(1995-1997), Director of Sales at Amati Corporation (1997-1998), and Vice President at Stox.com (1998 - 2001), in the past five years before joining China Wireless.

ALLAN RABINOFF, CHAIRMAN OF THE BOARD OF DIRECTORS

         Dr. Allan Rabinoff has been a principal in Intelligent Network Communications, LLC and IP2IP, LLC, since November 2001. Dr. Rabinoff also served as a corporate advisor to Helvstar S.A., a Swiss investment holding company, with focused investments in manufacturing and distribution companies in Europe, the US, and Asia. Dr. Rabinoff's role was to evaluate technology commercialization and investment opportunities, make recommendations to the board of directors, and assist companies in structuring a possible relationship with Helvstar. Based on his recommendation, Helvstar concluded and implemented a multi-million dollar technology commercialization deal in 1999. Previously, Dr. Rabinoff had accepted the responsibilities of Director for First Star Ventures Inc., a Nevada corporation, which provided executive consulting services to companies seeking private equity funding or assistance with mergers and acquisitions. Throughout his business career he has focused on maximizing opportunities in a rapidly changing business environment He has been a director since February 2004.

HENRY ZAKS, DIRECTOR

         Mr. Zaks has been a director since October 2003. He has been the President of Zaks-Shane, LTD., a Wisconsin-based organization that specializes in marketing business-to-business solutions to both corporations and small companies. He has over 30 years as a sales professional, and is renowned as an insurance marketing expert. He became a director on October 9, 2003.

MICHAEL A. BOWDEN, VICE PRESIDENT OPERATIONS AND DIRECTOR

         Mr. Bowden has been our Vice President of Technology Operations since February 2003 and a director since January 2005. He has over 25 years of telecommunications experience in both highly technical and major account sales environments. His experience includes supporting complex projects ranging from $100K to $58M in annual revenue. He provided telecommunications consulting services from August 2002 to February 2003. From December 2000 to August 2002, he was a senior sales engineer for Net.com, a Denver, Colorado, company that provided telecommunications equipment to carriers. Mr. Bowden was a technical support manager for Qwest Communications International Inc. (formerly US West Communications), Denver, Colorado, from October 1998 to December 2000.

BRAD WOODS, DIRECTOR

         Mr. Brad Woods was previously served as our Interim President & CEO from August 2003 to June 2004, and chief financial officer, secretary, and treasurer from March 2003 to June 2004. He has been a director since March 2003. He is a member of Breckenridge Capital Consulting Group, LLC. He has extensive experience in international investments, acquisitions, taxation, and computer applications with both public and private companies. Mr. Woods has also worked for Arthur Andersen & Co., where he executed projects for and on behalf of clients in the oil and gas, financial services, leasing, lodging, retail and light manufacturing industries. His experience includes practicing before the Securities and Exchange Commission, both with existing public companies and initial public offerings. He has also served as an advisor to numerous companies. Mr. Woods is a CPA in Colorado.

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

COMMITTEES

         In fiscal 2004 the board of directors did not have a standing audit, nominating, or compensation committees, rather the entire board of directors acted in such capacity.

CODE OF ETHICS

         We have not yet adopted a code of ethics. We intend to do so in the near future.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         As our common stock is not registered under the Securities Exchange Act of 1934, we are not subject to Section 16(a) of the Exchange Act.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                    -------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                   --------------------------------------------------------------------------------------
                                                         OTHER      RESTRICTED   SECURITIES
   NAME AND                                             ANNUAL        STOCK      UNDERLYING      LTIP      ALL OTHER
   PRINCIPAL       FISCAL                              COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
   POSITION         YEAR    SALARY ($)    BONUS ($)     TION($)        ($)        SARS (#)        ($)       TION($)
-----------------------------------------------------------------------------------------------------------------------
  Peter Racelis     2004      111,134        -0-          -0-        64,000       800,000        -0-          -0-
 Vice President
       (1)<F1>
--------------------------------------------------------------------------------------------------------------------------
  Brad A.Woods      2004       40,000        -0-          -0-          -0-          -0-          -0-          -0-
     Interim        2003      153,305      15,750         -0-          -0-        300,000        -0-          -0-
  President
       (2)<F2>
--------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                    -------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                   --------------------------------------------------------------------------------------
                                                         OTHER      RESTRICTED   SECURITIES
   NAME AND                                             ANNUAL        STOCK      UNDERLYING      LTIP      ALL OTHER
   PRINCIPAL       FISCAL                              COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
   POSITION         YEAR    SALARY ($)    BONUS ($)     TION($)        ($)        SARS (#)        ($)       TION($)
-----------------------------------------------------------------------------------------------------------------------
  Philip Allen      2003      32,434        75,000        -0-          -0-          -0-          -0-          -0-
  Former CEO
    (3)<F3>
--------------------------------------------------------------------------------------------------------------------------
  Peter Fisher      2003      150,000        -0-          -0-          -0-          -0-          -0-          -0-
     Former         2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
   Director
    (4)<F4>
--------------------------------------------------------------------------------------------------------------------------
  Tyler Fisher      2003      108,000        -0-          -0-          -0-          -0-          -0-          -0-
 Former Director
    (4)<F4>
--------------------------------------------------------------------------------------------------------------------------
--------------------

(1)<F1>  Mr. Racelis become the Interim President in June 2004.
(2)<F2> Mr. Woods became Chief Financial Officer in March 2003 and became the Interim President in August 2003. He served in both positions until June 2004.
(3)<F3>  Mr. Allen served as CEO from March 2003 to August 2003.
(4)<F4> Peter Fisher and Tyler Fisher resigned as Officers effective March 23, 2003. Peter Fisher had been the president since April 2000. By resolution dated March 17, 2003, in conjunction with the Share Exchange Agreement with SCP, our board of directors approved compensation of $150,000 and $508,000 to Peter Fisher and Tyler Fisher, respectively, retroactive to December 31, 2002. Such compensation was paid by issuing 764,624 and 1,050,529 shares of our common stock.

         There have been no grants stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, through December 31, 2004.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have not paid our outside directors fees for their services. However, we propose to pay them in the future.

EMPLOYMENT AGREEMENTS

         On June 2, 2004, Brad Woods was removed as President & CEO. The Board offered a severance package to Brad Woods, which he refused to sign. In addition, the consulting agreement with Kent Lam was not renewed.

         On April 16, 2004 Pedro E. Racelis III was installed as President & CEO for a term of 6 years renewable for one year after the original term expires. Salary for employee is one hundred and twenty thousand ($120,000.00) dollars per first year term with 10% 10% annual increase commencing on the first anniversary the agreement.

         On December 3, 2004 Michael A. Bowden was hired as Vice President of Technology for a term of 6 years renewable for one year after the original expires. Salary for employee is seventy two thousand ($72,000.00) dollars per first year term with 10% annual increase commencing on the first anniversary the agreement.

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

         As of December 31, 2004 options to purchase 550,000 shares were outstanding.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of December 31, 2004:

------------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                    BENEFICIAL OWNERSHIP      PERCENT OF CLASS (2)<F2>
------------------------------------------------------------------------------------------------------------------
Brad Woods                                                           1,160,000                       2.46%
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                    BENEFICIAL OWNERSHIP      PERCENT OF CLASS (2)<F2>
------------------------------------------------------------------------------------------------------------------
Henry Zaks                                                           3,927,023                       8.32%
11649 N. Port Washington Rd, Suite 224
Mequon, WI 53092
------------------------------------------------------------------------------------------------------------------

Dr. Allan Rabinoff                                                   1,443,000                       3.05%
11649 N. Port Washington Rd, Suite 224
Mequon, WI 53092
------------------------------------------------------------------------------------------------------------------

Pedro E. Racelis III                                                 2,188,737                       4.64%
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401
------------------------------------------------------------------------------------------------------------------

Michael A Bowden                                                     1,240,000                       2.62%
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401
------------------------------------------------------------------------------------------------------------------

All officers and Directors as a Group (5 persons)                    9,958,760                      21.11%
------------------------------------------------------------------------------------------------------------------
-------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 47,167,569 shares of Common Stock outstanding as of December 31, 2004. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 31, 2004, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.


CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.


EQUITY COMPENSATION PLANS

         As of December 31, 2004, our equity compensation plan information is as follows:

-------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
       Plan Category                warrants and rights                rights                   future issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 550,000                       0.36                        638,341
approved by securities holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              None                         None                         None
approved by securities holders
-------------------------------------------------------------------------------------------------------------------
Total                                     550,000                       0.36                        638,341
-------------------------------------------------------------------------------------------------------------------

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

         During the years ended December 31, 2003 and 2004, we paid amounts to related parties as follows::

-------------------------------------------------------------------------------------------------------------------
NAME                 RELATIONSHIP                                   AMOUNT PAID                 NATURE OF PAYMENT
                                                              2003                 2004         (a)<F1>
------------------------------------------------------------------------------------------------------------------
Brad Woods           President/CEO/CFO January              $169,055             $50,000        Consulting fee
                     01/2004- April 30, 2004
------------------------------------------------------------------------------------------------------------------
Train Top            Beijing In-Touch President             $198,112             $125,000       Consulting fee
                     Kent Lam's Company
------------------------------------------------------------------------------------------------------------------
Henry Zaks (b)<F2>   Director, Former note holder           $14,600              $14,600        Consulting fee
------------------------------------------------------------------------------------------------------------------
Dr. Allan Rabinoff   Director                               $28,290              $28,290        Consulting fee
------------------------------------------------------------------------------------------------------------------
Pete Racelis         CEO/President/Director May             $75,870              $111,134       Consulting fee
                     1,2004- December 31, 2004
------------------------------------------------------------------------------------------------------------------
Michael Bowden       Vice President of Technology             $-0-               $54,917        Consulting fee
------------------------------------------------------------------------------------------------------------------
Phillip Allen        President/CEO March 2003 -             $107,434               $-0-         Consulting fee
                     August 2003
------------------------------------------------------------------------------------------------------------------
Blake Ratliff        Shareholder and former Chief           $21,874                $-0-         Consulting fee
                     Operating Officer of SCP
------------------------------------------------------------------------------------------------------------------

(a)<F1> Each of the individuals listed in the table received the fees enumerated in this table prior to each joining our board of directors.

(b)<F2> On June 27, 2003 and July 31, 2003, Henry Zaks loaned us $80,000 and we issued a promissory note in such amount payable to Mr. Zaks. This loan was converted into common stock during 2004. Henry Zaks was compensated prior to joining the Board as a consultant to review administration and accounting.

         During 2004, Henry Zaks converted notes payable of $80,000 and $45,000 into 657,895 shares of common stock at a conversion price of $0.19 per share.


ITEM 13. EXHIBITS

(a)      EXHIBITS:

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                           EXHIBIT
--------------------------------------------------------------------------------
       2.1          Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners,
                    Inc. (1)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation (2)
--------------------------------------------------------------------------------
       3.2          Bylaws (2)
--------------------------------------------------------------------------------
       3.3          Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
       3.4          Certificate of Amendment to Articles of Incorporation (4)
--------------------------------------------------------------------------------
       10.1         Promissory Notes in the aggregate amount of $140,000,
                    payable to Buck Krieger
--------------------------------------------------------------------------------
       10.2         Promissory Note, dated June 27, 2003 in the amount of
                    $50,000, and dated July 31, 2003 in the amount of $30,000, payable to Henry Zaks (5)
--------------------------------------------------------------------------------
       10.3         Promissory Note, dated July 31, 2003 in the amount of
                    $20,000, payable to Robert Zappa
--------------------------------------------------------------------------------
       10.4         2003 Stock Plan, as amended (6)
--------------------------------------------------------------------------------
       10.5         Investment Contract between Goldvision Technologies Ltd and
                    SCP dated December 18, 2003 (6)
--------------------------------------------------------------------------------
       10.6         Extension Agreement to Investment Contract between
                    Goldvision Technologies Ltd. and the Company dated August 5,
                    2003 (5)
--------------------------------------------------------------------------------
       10.7         Employment Agreement dated March 25, 2003 with Phillip Allen
                    (6)
--------------------------------------------------------------------------------
       10.8         Employment Agreement dated March 25, 2003 with Brad A. Woods
                    (6)
--------------------------------------------------------------------------------
       10.9         Separation & Voting Trust Agreement with Philip Allen (5)
--------------------------------------------------------------------------------
      10.10         Agreement between the Company and Bellador Advisory
                    Services, Ltd. dated October 22, 2003 (5)
--------------------------------------------------------------------------------
      10.11         Agreement between the Company and China Netcom Group Beijing
                    Company dated September 1, 2003 (5)
--------------------------------------------------------------------------------
      10.12         Agreement between the Company and MCI International Ltd. Co.
                    dated August 14, 2003
--------------------------------------------------------------------------------
      10.13         Amendment to Employment Agreement dated April 23, 2004 with
                    Brad A. Woods (7)
--------------------------------------------------------------------------------
      10.14         Employment Agreement dated April 23, 2004 with Pedro E.
                    Racelis III (7)
--------------------------------------------------------------------------------
      10.15         Consulting Agreement with Jiaxin Consulting Group, Inc.
                    dated December 8, 2004,
--------------------------------------------------------------------------------
       16.1         Letter from the Rehmann Group, dated April 22, 2003 (8)
--------------------------------------------------------------------------------
       16.2         Letter from Moores Rowland, dated February 28, 2005 (9)
--------------------------------------------------------------------------------
        21          Subsidiaries of the registrant
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                           EXHIBIT
--------------------------------------------------------------------------------
       31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

----------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 23, 2004.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form S-8 (File No. 333-104457, filed April 27, 2004.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2003.
(9) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 11, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         On January 11, 2005, Moores Rowland Mazars ("Moores") resigned as our independent public accountants. Moores had audited our financial statements for the year ended December 31, 2003 and for the period from August 13, 2002 (inception) to December 31, 2002. On February 1, 2005, we engaged Bongiovanni & Associates P.A. ("Bongiovanni") to serve as our independent public accountants for the fiscal year ending December 31, 2004.

AUDIT FEES

         For the fiscal year ended December 31, 2004, Bongiovanni is expected to bill approximately $24,394for the audit of our annual financial statements. For the fiscal year ended December 31, 2004, Moores billed $18,000 for the review of our Form 10-QSB filings. For the fiscal year ended December 31, 2003, Moores billed $30,000 for the audit of our annual financial statements and review of our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         For the fiscal year ended December 31, 2004, Bongiovanni is expected to bill $0 for tax compliance, tax advice, and tax planning services. For the fiscal year ended December 31, 2003, Moores billed $0 for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no other fees, other than those described above.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with procedures for the company approved all of the services described above.

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

                                   CHINA WIRELESS COMMUNICATIONS, INC.



Date:  April 15, 2005              By: /s/ PEDRO E. RACELIS III
                                      ------------------------------------------
                                      Pedro E. Racelis III
                                      Interim President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                      TITLE                              DATE

                                                  Interim President (Principal
                                                  Executive Officer) and Chief
/s/ PEDRO E. RACELIS III                          Financial Officer (Principal
------------------------------------              Financial and Accounting Officer)            April 15, 2005
Pedro E. Racelis III


/s/ HENRY ZAKS
------------------------------------              Director                                     April 15, 2005
Henry Zaks


/s/ ALLAN RABINOFF
------------------------------------              Director                                     April 15, 2005
Allan Rabinoff


/s/ MICHAEL A. BOWDEN
------------------------------------              Director                                     April 15, 2005
Michael A. Bowden



------------------------------------              Director                                     April    , 2005
Brad Woods


                                    --------
                    CONSOLIDATED AUDITED FINANCIAL STATEMENTS

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                DECEMBER 31, 2004
                                    --------








                                         BONGIOVANNI & ASSOCIATES, P.A.
                                          CERTIFIED PUBLIC ACCOUNTANTS

                                    CONTENTS

================================================================================

REPORTS OF INDEPENDENT REGISTERED PUBLIC
  ACCOUNTING FIRM.................................................        F-3

CONSOLIDATED BALANCE SHEET........................................        F-5

CONSOLIDATED STATEMENTS OF OPERATIONS.............................        F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.............................        F-7

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT...................        F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................        F-9

================================================================================

BONGIOVANNI & ASSOCIATES, P.A.
                                                 17111 KENTON DRIVE, SUITE 100-B
                                                 CORNELIUS, NORTH CAROLINA 28031
PHONE (704) 892-8733

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

China Wireless Communications, Inc.
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401-3208

To the Board of Directors and  Stockholders  of China  Wireless  Communications,
Inc.

We have audited the accompanying consolidated balance sheet of China Wireless Communications, Inc. (the "Company") and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2004 and the consolidated results of their operations and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders' deficit, has discontinued operations, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BONGIOVANNI & ASSOCIATES, CPA'S

Bongiovanni & Associates, CPA's
Charlotte, North Carolina
March 28, 2005

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




Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: April 13, 2004

China Wireless Communications, Inc.
Consolidated Balance Sheet
December 31, 2004



                                                                                     US$
ASSETS

Current assets
Cash and cash equivalents                                                       $      4,789
                                                                                -------------
Total current assets                                                                   4,789
                                                                                -------------
Total Assets                                                                    $      4,789
                                                                                =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                $     77,811
Interest payable                                                                      26,762
Loans payable                                                                        220,831
Notes payable                                                                        123,600
                                                                                -------------
Total current liabilities                                                            449,004
                                                                                -------------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000
shares of preferred stock authorized, none issued and outstanding                        -
Common stock, par value $0.001 per share,
250,000,000 shares of common stock authorized,
47,167,569 shares of stock issued and outstanding                                     47,167
Additional paid-in capital                                                         8,088,846
Accumulated deficit                                                               (8,580,228)
                                                                                -------------
Total stockholders' deficit                                                         (444,215)
                                                                                -------------

Total liabilities and stockholders' deficit                                     $      4,789
                                                                                =============


                   See notes to audited financial statements.

China Wireless Communications, Inc.
Consolidated Statements of Operations
For the Years Ending December 31, 2004 and 2003


                                                                       US$                    US$
                                                                   Year ended             Year ended
                                                                  Dec. 31, 2004          Dec. 31, 2003
                                                               ------------------      -----------------
Operating revenue:
Service revenue                                                $             -         $            -
                                                               ------------------      -----------------

Cost of services                                                             -                      -
                                                               ------------------      -----------------

Gross profit                                                                 -                      -
                                                               ------------------      -----------------

Operating expenses:
Common stock issued for compensation                                   3,106,942              2,325,604
                                                               ------------------      -----------------

Total operating expenses                                               3,106,942              2,325,604
                                                               ------------------      -----------------

Loss from operations                                                  (3,106,942)            (2,325,604)

Non-operating income (expenses):
Interest income                                                              -                      484
Other income (expense)                                                   116,134                    175
Interest expense                                                         (19,141)               (17,328)
                                                               ------------------      -----------------
Total non-operating income (expenses)                                     96,993                (16,669)

Net loss from continuing operations                                   (3,009,949)            (2,342,273)

Discontinued Operations:
Loss from discontinued operations                                     (1,019,213)            (1,193,794)
                                                               ------------------      -----------------

Net Loss                                                       $      (4,029,162)      $     (3,536,067)
                                                               ==================      =================


Net loss per share from continuing operations                  $          (0.087)      $         (0.104)
Net loss per share from discontinued operations                $          (0.029)      $         (0.052)
                                                               ------------------      -----------------
Basic and fully diluted net loss per common share              $          (0.116)      $         (0.156)
                                                               ==================      =================

Weighted average common shares outstanding,
   basic and fully diluted                                            34,752,716             22,732,000
                                                               ==================      =================


                   See notes to audited financial statements.

China Wireless Communications, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003


                                                                              Year ended         Year ended
                                                                            Dec. 31, 2004      Dec. 31, 2003
                                                                                  US$                US$
                                                                          ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $    (4,029,162)   $     (3,536,067)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Common stock issued for compensation                                   3,107,158           2,325,604
         Discontinued operations, net                                            (345,831)             19,032
         (Increase) decrease in operating assets:
             Prepayments and other receivables                                    201,631            (201,631)
         Increase (decrease) in operating liabilities:
             Trade and other payables                                                (379)            255,008
                                                                          ----------------   -----------------
             NET CASH (USED IN) OPERATING ACTIVITIES                           (1,066,583)         (1,138,054)
                                                                          ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                                                       -              (419,271)
    Discontinued operations, net                                                  400,239                 -
    (Increase) decrease in pledged deposits                                        22,197             (22,197)
    Repayment from related party                                                      -                60,000
                                                                          ----------------   -----------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  422,436            (381,468)
                                                                          ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                    770,829             755,122
    Incurrence (repayment) of loans                                              (147,090)            367,921
    Proceeds from issuance of notes payable                                        45,000             275,000
    Bank overdraft increase (decrease)                                             (6,609)              6,609
    Repayment of notes payable                                                     (6,000)           (119,900)
    Repayments of convertible notes                                               (11,000)                -
    Proceeds from issuance of convertible notes                                       -                41,000
                                                                          ----------------   -----------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                            645,130           1,325,752
                                                                          ----------------   -----------------
             NET INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                                                       983            (193,770)
                                                                          ----------------   -----------------

CASH AND CASH EQUIVALENTS:
    Beginning of year                                                               3,806             197,576
                                                                          ----------------   -----------------
    End of year                                                           $         4,789    $          3,806
                                                                          ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                         $           -      $         17,328
                                                                          ================   =================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for compensation                                  $     3,107,158    $      2,325,604
                                                                          ================   =================
    Conversion of convertible debt into notes payable                     $        30,000    $            -
                                                                          ================   =================
    Conversion of notes payable into common stock                         $       125,000    $            -
                                                                          ================   =================

                   See notes to audited financial statements.

China Wireless Communications, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2004 and 2003


                                                                 Common stock            Additional
                                                       ------------------------------     paid-in       Accumulated
                                                            Number         Amount         capital         deficit          Total
                                                                             US$            US$             US$             US$
                                                       -------------  -------------   ------------   --------------   -------------
Balance of January 1, 2003                               21,500,000   $     21,500    $  2,353,850   $  (1,014,999)   $  1,360,351

Common stock issued for services at prices ranging
   from $.25 per share to $.72 per share                  3,293,751          3,294       1,456,878             -         1,460,172

Common stock issued for cash at prices ranging
   from $.50 per share to $.80 per share, net of
   issuance costs of $491,949                             1,420,202          1,420         421,084              -          422,504

Net loss for the year 2003                                      -              -               -       (3,536,067)      (3,536,067)
                                                       -------------  -------------   -------------  --------------   -------------
Balances at December 31, 2003                            26,213,953   $     26,214    $  4,231,812   $  (4,551,066)   $   (293,040)
                                                       =============  =============   =============  ==============   =============

Common stock issued for services at prices ranging
   from $.04 per share to $.80 per share                 18,476,746         18,477       3,088,681             -         3,107,158

Common stock issued for cash at prices ranging
   from $.28 per share to $.73 per share, net of
   issuance costs of $795,458                             2,476,870          2,476         768,353             -           770,829

Net loss for the year 2004                                      -              -               -       (4,029,162)      (4,029,162)
                                                       -------------  -------------   -------------  --------------   -------------
Balances at December 31, 2004                             47,167,569  $     47,167   $   8,088,846   $ (8,580,228)    $   (444,215)
                                                       =============  =============   =============  ==============   =============



                   See notes to audited financial statements.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Wireless Communications., Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 8, 1999 under the name of i-Track., Inc. On March 21, 2003, the Company entered into an agreement with a related entity whereby the Company distributed to the related entity all its assets and the related entity assumed all liabilities of the Company. Accordingly, as of March 21, 2003, the Company entirely ceased its prior business operations.

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

For financial reporting purposes, the acquisition of SCP by the Company was treated as a reverse acquisition whereby SCP was considered as the acquirer, i.e. the surviving entity, for financial reporting purposes. On this basis, the historical financial statements prior to March 22, 2003 represent the financial statements of SCP. The historical shareholders' equity accounts of the Company have been retroactively restated in 2003 and prior years to reflect the issuance of 19,000,000 shares of common stock since inception of SCP plus the original 2,500,000 shares of common stock of the Company just before the reverse acquisition, with corresponding adjustments to additional paid-in capital.

On March 24, 2003, the Company's name was changed to China Wireless Communications, Inc. Its former principal activities were to provide wireless services. The details of its subsidiaries and their principal activities, prior to the discontinuing of these operations in 2004, are listed out in the following paragraph.

                                   Date of                         Equity interest
                              acquisition/             Place of     owned by the                Principal
Name of company                  formation        incorporation         Company                 activities
                                                                   Direct   Indirect
SCP                             August 13,         Wyoming, the      100%       --      Investment holding
                                      2002        United States

Strategic                      December 9,            Hong Kong       --       100%     Investment holding
  Communications                      2002
  Partners Limited

Beijing In-Touch                  March 4,    People's Republic       --       100%      Telecommunication
  Information System Co.              2003     of China ("PRC")                                   services
  Ltd. ("In-Touch")

During 2004, Beijing In-Touch Information System Company Ltd was closed due to high operating expenses incurred. In the meantime, the management team began discussion with Jianxin Consulting Group, Vancouver, BC and Tianjin, China to assist in gaining entry into the new markets. These operations appear under discontinued operations in the accompanying financial statements.

Presently, the Company provides information technology and internet protocol services to customers.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004


2. BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP").

(a) Going concern. The Company has suffered recurring losses from operations, has negative working capital and has a stockholders' deficit as of December 31, 2004. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Company's working deficiency, and 2) implement a plan to increase cash flows. The Company's continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting. The consolidated financial statements have been prepared at historical cost under the accrual basis of accounting. Cost in relation to assets represents the cash paid or the fair value of the assets, as appropriate.

(b) Principles of consolidation. The consolidated financial statements include the financial information of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the period are consolidated from or to their effective dates of acquisition or disposal respectively.

All material intercompany balances and transactions have been eliminated on consolidation.

(c) Subsidiary. A subsidiary is an affiliate controlled by the Company directly, or indirectly through one or more intermediaries. The term control (including the terms controlling, controlled by and under common control with) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.

(d) Revenue recognition. Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue and cost, if applicable, can be measured reliably and on the following basis.

Service revenue is recognized in the period when services are rendered.

(e) Income taxes. Provision for income and other related taxes have been provided in accordance with the tax rates and lows in effect in various countries of operations.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004


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

(f) Operating leases. Leases where substantially all of the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the accompanying consolidated statement of operations on a straight-line basis over the lease term.

(g) Earnings (Loss) per share. Basic earnings (loss) per common share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the periods.

The calculation of diluted earnings (loss) per share is based on earnings (loss) available to common shareholders and on the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The Company's stock warrants and stock options are anti-dilutive due to the net loss per share. There were no adjustments required to net loss for the periods presented in the computation of diluted earnings per share. There were 1,775,000 common stock equivalents (CSE) excluded from the computation of diluted loss per share.

(h) Related parties. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(i) Foreign currencies. Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the statement of operations.

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

(j) Use of estimates. The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but not limited to depreciation, taxes and contingencies. Actual results could differ from those estimates.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

(k) Fair value of financial instruments. The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which include cash, accounts payable, interest payable, loans payable and notes payable, approximate their carrying values in the consolidated financial statements.

(l) Cash and cash equivalents. Cash equivalents include all highly liquid investments, generally with original maturities of three months or less that are readily convertible to known amount of cash and which are subject to an insignificant risk of changes in value.

(m) Property, plant and equipment and depreciation. Property, plant and equipment are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property, plant and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in statement of operations.

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

(n) Stock-based compensation. The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On March 22, 2003, the Company granted options to subscribe for shares of the Company to its directors and officers ("Options I"). The option period commenced on the effective date of grant and expired on

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

October 31, 2004. The options were granted at an exercise price of US $0.35 per share, which was the market price on the grant date. As of December 31, 2004, none of these options were outstanding. 50,000 options were exercised during 2004.

On July 7, 2003, the Company granted options to subscribe for shares of the Company to its employees ("Options II"). The option period commenced on October 1, 2004 and will expire three years after such date. The options were granted at an exercise price of US $0.41 per share, which approximates the market price on the grant date. As of December 31, 2004, 100,000 options were outstanding and no options have been exercised during the year ended December 31, 2004.

As the exercise prices of the Company's stock options are either the same as or approximate the market prices of the underlying stock on the grant dates, no compensation expense has been recognized for stock options pursuant to APB Opinion No. 25.

Had compensation prices of the same stock options been determined based on their values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been reported as follows:

                                       Year ended                 Year ended
                                       December 31,               December 31,
                                       2004                       2003

Net loss
As reported                            ($4,029,162)               ($3,536,067)
Total stock-based
compensation expenses                  $-0-                       ($55,437)


Pro forma                              ($4,029,162)               ($3,591,504)


Basic net loss per share
As reported                            ($0.116)                   ($0.156)


Pro forma                              ($0.116)                   ($0.158)


The fair values of the options have been calculated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility:           58%
Risk-free interest rate:     1.50%
Contractual life:             2.75 years

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

(o) New accounting pronouncements. In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard did not impact the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the consolidated financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

In December 2003, the issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," rescinded the accounting guidance contained in SAB No. 101, "Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company's adoption of SAB No. 104 did not have any impact on its consolidated financial statements.

In March 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 14, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company's adoption of the requirements did not have a significant impact on the Company's consolidated disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14"). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company's consolidated financial statements.

4. INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates. As the Company has incurred losses since inception, there is no current provision for income taxes.

A reconciliation of the Company's effective tax rate to the statutory rate in the United States is as follows:

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

                                            Year Ended     Year Ended
                                          December 31,   December 31,
                                                  2003           2004
                                            -----------    -----------

United States statutory rate                      34.0%          34.0%
State taxes, net of Federal benefits               3.3%           3.3%
                                            -----------    ----------

Statutory rate                                    37.3%          37.3%
Effect of different tax rates of companies
   operating in other jurisdiction                (1.0%)         (1.0%)
Non-deductible expenses                           (0.2%)         (1.9%)
Valuation allowance for deferred tax assets
   (Note (a))                                    (31.0%)        (29.3%)
Effect of tax holidays (Note (b))                 (5.1%)         (5.1%)
                                            -----------    -----------

                                                    --             --
                                            ===========    ===========

(a) The Company's operating loss carry forward amounted to a total of approximately US $1,100,000 that will expire after twenty years from the year of the losses were incurred unless utilized. Additionally, the ability to recognize the benefit from the net operating loss carry forwards of the Company could be limited under Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined. As a result, the income tax benefit of the net operating loss carry forwards has not been recognized.

(b) All of the Company's income was generated in the PRC by In-Touch prior to discontinued operations. In-Touch, being a hi-tech enterprise, is exempted from the PRC enterprise income tax from 2003 to 2005, followed by a 50% reduction for the next three years. Under current PRC tax laws, In-Touch's losses of US$553,625 (2003: US$545,000) will expire after five years.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets are as follows:

Net operating loss carry forward:                              $408,000
Start-up and cost capitalized for tax purposes:               1,351,000
                                                             -----------

Total deferred tax assets                                     1,759,000
Valuation allowance for deferred tax assets                  (1,759,000)
                                                             -----------

Net deferred taxes                                                0
                                                                  -

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

5. LOANS PAYABLE

The loans were advanced by three Chinese companies in prior years, which are unsecured, interest-free and have no fixed repayment terms.

During 2004, approximately $117,000 in loans was forgiven by a related party. This amount is included in other income in the accompanying statements of operations.

6. NOTES PAYABLE

The notes payable are unsecured and bear interest at 9% per annum. Other details are set out below.

                                                                                                         Amount as
                                                                                                         of
                                                                      Original                           December
Holder                      Issue date          Maturity date         amount           Repayment         31, 2004
                                                                      US$              US$               US$
Unrelated                   September 17,       February 28,
individual                  2002                2003                  $  50,000

                            January 21,         February 28,
                            2003                2003                  $  50,000

                            May 21, 2003        August 30, 2003       $  40,000

                            May 21, 2003        August 30, 2003       $  35,000


                                                                      $ 175,000        $(101,400)        $  73,600


Unrelated entity            July 31, 2003       September 30,
                                                2003                  $  20,000        $      -          $  20,000


Unrelated individual        June 11, 2003       June 11,
                                                2004                  $  30,000        $      -          $  30,000
                                                                                                         ----------
                                                                                                          $123,600

The Company is in default on all of its notes payable. The Company is working with the note holders to satisfy these outstanding obligations. It is exploring the conversion of the amounts due with interests into common stock of the Company, where possible.

During 2004, one of the former notes payable of $80,000 and an additional 2004 loaned amount of $45,000 was converted into $125,000 in common stock at a conversion price of $.19 per share by a related party.

During 2004, $30,000 of former convertible debt was converted into notes payable.

7. RELATED PARTY TRANSACTIONS

In addition to the transactions/information disclosed elsewhere in these consolidated financial statements, the Company had the following transactions with related parties.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

(a) Name and relationship of related parties

    NAME                         EXISTING RELATIONSHIPS WITH THE COMPANY
    ----                         ---------------------------------------

    Brad Woods                   Shareholder, Chairman of the Board of
                                 Directors, Interim President & Chief
                                 Executive Officer, Chief Financial
                                 Controller 01/2004-04/2004

    Train Top Investment &
    Trading Ltd. ("Train Top")   A company beneficially owned and
                                 controlled by Kent Lam

    Dr. Allan Rabinoff           Shareholder and Chairman of the Company

    Henry Zaks                   Shareholder and director of the Company

    Pete Racelis                 Shareholder and Interim President of the
                                 Company, Chief Executive Officer

    Michael Bowden               Vice President of Operations


(b) Summary of related party transactions

         Consulting fees paid to:

                                            2003             2004
                                            ----             ----
           Brad Woods                    $169,055          $50,000
           Train Top                      198,112          125,000
           Dr. Allan Rabinoff              28,290           28,290
           Henry Zaks                      14,600           14,600
           Pete Racelis                    75,870          111,134
           Blake Ratcliff                  21,874             -0-
           Phillip Allen                  107,434             -0-
           Michael Bowden                    -0-            54,917

(c) Advances to related parties:
                                            2003             2004
                                            ----             ----

           Advances to Brad Woods           $ 295         $  -0-
           Advances to Train Top           74,979            -0-

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004


8. COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2004, the Company entered into an Employment Agreement with its Interim President. Pursuant to the agreement, the Vice
President agrees to serve the Company for a six years period as the "Initial Term." After the Initial Term, this agreement shall be renewable automatically for successive one-year periods. In return for the services, the Company shall pay to the Interim President an annual salary of $120,000. The salary shall increase each year during the Term of this Agreement at the cumulative rate of 10% per annum.

The  Company  leases   certain  staff   quarters  and  offices   premises  under
non-cancelable operating leases. Rental expenses under operating leases was US$168,568 for the year ended December 31, 2004 (2003: US$ 121,406).

The Company extended the Office Service Agreement (Lease) with an unrelated company for the period of twelve months, commencing on September 1, 2004, and ending on August 31, 2005.

9. EMPLOYEE RETIREMENT BENEFIT PLANS

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

The pension expense for the year ended December 31, 2004 was US $41,631 (2003:US $13,981).

10. REPORT ON SEGMENT INFORMATION

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

11. OPERATING RISKS

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

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

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

12. STOCK WARRANTS

In prior years, the Company issued 670,000 warrants to non-employees and none of the warrants has been exercised. Upon the reverse acquisition as detailed in note 1 to the financial statements, those warrants were converted into warrants of the Company at a ratio of 1 to 2.5. As a result, the non-employee warrants of the Company outstanding as of December 31, 2004 were 1,675,000. These warrants are exercisable until and prior to August 15, 2005. Each warrant entitles its holder to purchase one share of the Company's common stock, as follows: the purchase price of one share of common stock shall be equal to: US$1 if exercised on or before 5:00 p.m. Colorado time on August 15, 2003; US$2 if exercised on or before 5:00 p.m. Colorado time on August 15, 2004; and US$3 if exercised on or before 5:00 p.m. Colorado time on August 15, 2005.

13. EQUITY

On November 22, 2004, the Company legally amended its Articles of Incorporation to increase its authorized common shares to 250,000,000 with a continued par value of $.001 per share.

14. DISCONTINUED OPERATIONS

During 2004, the Company's operating subsidiaries ceased operations due to recurring losses and change in management. The subsidiaries represented 100% of the Company's revenues. The discontinued

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

operations are reported in these financial statements for the two reporting years, at December 31, 2004 and 2003 as follows:


                                                    2004               2003
 Revenues                                       $  259,467          $  35,372
 Costs and Expenses                              1,278,680          1,229,166
                                              ----------------------------------
 Loss from discontinued operations            $ (1,019,213)        $ (293,236)
                                              ----------------------------------

15. SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company partnered with Jiaxin Consulting Group, a mergers and acquisitions firm in Tianjin City, China to create a Nevada corporation, CJ Information Technology Company.

Subsequent to December 31, 2004, the Company, through CJ Information Technology Company, acquired a majority interest in Tianjin Create IT Co. Ltd, a system integration and broadband integrator located in Tianjin City, China. Pursuant to the agreement, CJ Information Technology Company is committed to investing $250,000 to own 60% of the new venture.