Form 10QSB
period 2005-03-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2005-05-23
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _____________________ to __________________

Commission file number: 333-49388

CHINA WIRELESS COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1966948
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1746 Cole Boulevard, Suite 225, Golden, Colorado 80401-3208

(Address of principal executive offices)

(303) 277-9968

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

61,212,023 shares of Common Stock, $0.001 par value,

As of March 31, 2005

Transitional Small Business Disclosure Format (check one); Yes No X

China Wireless Communications, Inc.

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

Consolidated Statements of Operations

	2005	2004
Operating revenue:		
Service revenue	$ -	$ -
Cost of services	-	-
Gross profit	-	-
Operating expenses:		
Common stock issued for compensation	910,108	366,500
General and administrative	26,261	-
Total operating expenses	936,369	366,500
Loss from operations	(936,369)	(366,500)
Non-operating income (expenses):		
Interest income	-	48
Other income	200	-
Interest expense	-	(2,817)
Total non-operating income (expenses)	200	(2,769)
Net loss from continuing operations	(936,169)	(369,269)
Discontinued Operations:		
Loss from discontinued operations	-	(176,632)
Net Loss	$ (936,169)	$ (545,901)
Net loss per share from continued operations	$ (0.02)	$ (0.01)
Net loss per share from discontinued operations	$ -	$ (0.01)
Basic and fully diluted loss per common share	$ (0.02)	$ (0.02)
Weighted average shares outstanding, basic and fully diluted	53,709,386	27,580,614

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

		2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES				
Net loss	$	(936,169)	$	(545,901)
Adjustments to reconcile net loss to net cash used in operating activities:				
Depreciation and amortization		-		6,981
Common stocks issued for service		940,108		366,500
Changes in working capital:				
Prepayments and other receivables		-		57,567
Trade and other payables		(84,626)		(120,289)
Loss on dispose of assets		-		-
NET CASH USED IN OPERATING ACTIVITIES		(80,687)		(235,142)
CASH FLOWS FROM INVESTING ACTIVITIES				
Acquisition of property, plant and equipment		-		(53,248)
Decrease(Increase)in pledged deposits				(490)
Repayment from (Advance to) a related party		-		-
NET CASH USED IN INVESTING ACTIVITIES		-		(53,738)
NET CASH PROVIDED BY FINANCING ACTIVITIES				
Net proceeds from issuance of common stock		-		437,568
Inception of loans		-		(29,751)
Proceeds from issuance of notes payable		50,000		-
Repayment of convertible notes		-		(6,000)
Proceeds from issuance of common stock to repay convertible notes		30,000		(11,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES		80,000		390,817
Net (decrease) increase in cash and cash equivalents		(687)		101,937
Cash and cash equivalents, as of beginning of the period / year		4,789		(2,803)
Cash and cash equivalents, as of end of the period / year	$	4,102	$	99,134
Non-cash operating, investing and financing activities				
Common stocks issued for compensation	$	910,108	$	366,500
Common stocks issued for debt	$	30,000	$	-

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Notes to and Forming Part of the Consolidated Financial Statements

Three Months Ended March 31, 2005

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of presentation

The accompanying financial data as of March 31, 2005 and for the three months ended March 31, 2005 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company’s form 10-KSB for the fiscal year ended December 31, 2004.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

Prior to April 1, 2004, the Company’s planned principal operations were underway but had not yet generated any significant revenue. Accordingly, the Company’s financial statements for all periods prior to April 1, 2004 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” In the second quarter of fiscal year 2004, the Company started to generate a fair amount of revenue during the quarter. As a result, the Company exited the development stage in the quarter ended June 30, 2004.

Stock-based compensation

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

As the exercise prices of the Company’s stock options are either the same as or approximate to the market prices of the underlying stock on the grant dates, no compensation expense has been recognized for the stock options.

Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

China Wireless Communications, Inc.

Notes to and Forming Part of the Consolidated Financial Statements

Three Months Ended March 31, 2005

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation (Continued)

	Three Months Ended March 31,
	2005 US$	2004 US$

Net loss
As reported	(939,169)	(545,901)
Total stock-based compensation expenses		(4,296)

Pro forma	(939,169)	(550,197)

Basic net loss per share	(0.02)	(0.02)

Pro forma	(0.02)	(0.02)

2.	ORGANIZATION

At the end of 2003, the Company made loans of US$4,832 to certain staff of Beijing In-Touch Information System Company Limited (“In-Touch”) for the purpose of acquiring a company, Beijing Pan-Asia Innovative Science and Technology Co. Ltd. (“Pan-Asia”). The reason for this arrangement was due to certain restrictions on the Company, as a foreign investor, to invest in telecommunication business in the PRC. Pan-Asia is a company established in the PRC and is principally engaged in trading of telecommunication-related products. Pan-Asia is effectively financed by the Company and is therefore considered as a variable interest entity (“VIE”) of the Company. In addition, the Company expects to absorb the losses incurred by Pan-Asia, if any. Accordingly, the Company is considered as the primary beneficiary under Financial Accounting Standard Board Interpretation No. 46 (“FIN 46”). The Company began to consolidate Pan-Asia during the three-month period ended June 30, 2004 because the financial effects were immaterial in prior periods.

China Wireless Communications, Inc.

Notes to and Forming Part of the Consolidated Financial Statements

Three Months Ended March 31, 2005

3.	Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In applying the accounting principles, management must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As a result, the actual results or outcomes might generally be different from the estimated or assumed results or outcomes. These differences are included in the consolidated financial statements as soon as they are known. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ materially from those estimates.

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

China Wireless Communications, Inc.

Notes to and Forming Part of the Consolidated Financial Statements

Three Months Ended March 31, 2005

4.	PREPARATION OF FINANCIAL STATEMENTS

The Company is in the process of rebuilding its business to execute on its new business plan, which is focused on acquiring unique and innovative technologies to market in China. The Company has incurred losses of US$9,516,397 since inception, which raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading “Plan of Operation”.

5.	LOSS PER COMMON STOCK

The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months ended March 31, 2005 is 53,709,386 shares.

As of March 31, 2005, 2,783,605 shares in total could be issued pursuant to the convertible debts, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as “may”, “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of our broadband internet, content and wireless access and transport in China and the performance under our agreements; our ability to obtain and operate licenses and permits to operate in China; our ability to earn sufficient revenues in China; the importance and expected growth of satellite communications, broadband internet, content and wireless access and transport in China and the demand for these services in China; our ability to continue as a going concern; and our future performance and our results of operations. These statements are forward looking and reflect our current expectations. We are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in satellite communications, broadband internet, content and wireless access and transport in the marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB which has been filed with the United States Securities and Exchange Commission. In light of the many risks and uncertainties surrounding the Company, China, and the satellite communications, broadband internet, content and wireless access and the transport marketplace in China, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward-looking statements.

Overview

On March 22, 2003, I-Track Inc. acquired all of the issued and outstanding shares of Strategic Communications Partners, Inc., a Wyoming corporation (“SCP”), pursuant to the terms of a Share Exchange Agreement, resulting in the shareholders and management of SCP having actual and effective control of I-Track Inc. On March 24, 2003, I-Track Inc. changed its name to China Wireless Communications, Inc. to better reflect the business activities of the company.

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

We are now in the process of changing our business direction from the management of a wireless broadband network to the development of technology integration and IP services in China. The company now intends to seek complementary technologies as part of an acquisition strategy to build a broad base of products and services to be marketed in China as well as in North America. This broad focus incorporates vertical integration of telephony, IP security, manufacturing, medical and industrial. Investments in these industries will be based on a company’s positive financial cash flow, strong management, unique or superior technology/innovation, and its value to the overall corporation’s portfolio of companies.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the three months ended March 31, 2005 of $936,169, and at March 31, 2005 had an accumulated deficit of $9,516,397 and a working capital deficit of $410,276. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the first quarter of 2005, operational expenses totaled $936,369, of which $910,108 was recorded for common stock issued for compensation for this period.

In comparison, operational expenses for the three months ended March 31, 2004 were $551,225. Of this amount, $366,500 was recorded for common stock issued for compensation. The increase in operational expenses is due primarily to high consulting expenses.

Liquidity and Capital Resources

For the three-months period ended March 31, 2005, we used cash of $80,687 for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $910,108. Financing activities provided cash of $80,000. Investing activities used cash of $0. We had $4,102 of cash and cash equivalents at March 31,2005.

At March 31, 2005, we had current assets of $4,102 and current liabilities of $414,378, resulting in a working capital deficit of $410,276, as compared to a deficit of $444,215 at December 31, 2004.

Plan of Operation

We are focusing our efforts in becoming a premier information technology company. We believe that the information technology business is beginning to develop quickly in China and that we can be a major player in its development. Additionally, we have identified several unique and innovative North American technologies that can be marketed to business customers in China.

Our original efforts to provide design and construction of fixed wireless broadband network systems will be part of the overall information technology strategies being executed. Each of the companies with which we are considering partnering has telephony requirements to meet their business objectives. However, we plan to broaden our scope to become a systems solutions company that will provide a broad base of information technologies through our partnership companies. These technologies include, but are not limited to, engineering design, implementation of Wi-Fi, broadband wireless, systems integration, IP securities, data storage, voice/video/data telecommunications services and managed services. To further broaden our scope, we are exploring technologies in the information equipment manufacturing, network/computer security, and medical industries.

By way of an example, if we were to partner with Tianjin Create Co., a potential acquisition company in China, we would build upon its existing business and experience. We believe that we will have a better chance to succeed through this route rather than starting a new business “from scratch.” We are also evaluating potential acquisition targets in North America in order to market innovative products and services through our assets in China.

A subsidiary company under China Wireless would be the vehicle through which we manage all of our assets and operations in China - the same would be done for a North American entity. The subsidiary company in turn may form a foreign joint venture, as required by the laws of the local jurisdiction.

Through this foreign joint venture, we would provide information technology and IP services to customers in China in conjunction with the acquired company. Our newly formed partnership would enable the Company to provide engineering and IP service support for existing and future IP customers in China. In addition, we would be able to offer a broad base of information technologies from IP security, wireless broadband, and Wi-Fi, to “last mile” transport connections.

The advantage of pursuing this course of action is to reduce investment and startup costs focusing on achieving positive cash flow in a timely manner. The companies being evaluated as possible acquisitions have captured a segment of the growing market in their technology specialty and require the subject matter proficiency, access to future funding, and new technology that the Company can provide. Additionally, the companies being evaluated as possible acquisitions would be cash flow positive, having complementary technology, broad customer bases, and strong management with a desire to partner with a public company for the long term.

After re-evaluating several courses of action, the Board and management team believe the best path to regain shareholder value, provide a profitable business, and improve the Company’s stock performance is to focus on acquiring complementary technology and/or cash flow-positive companies interested in a long term relationship

As the Company begins to execute its business plan, we will appoint a Chief Operating Officer to oversee the operations in China. We plan to increase our staffing levels in China only as required or as the business growth demands such action.

In addition, the Company is planning an annual shareholders meeting for 2005.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of March 31, 2005. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Certificate of Amendment to Articles of Incorporation (4)
10.1	Promissory Notes in the aggregate amount of $140,000, payable to Buck Krieger (5)
10.2	Promissory Note, dated June 27, 2003 in the amount of $50,000, and dated July 31, 2005 in the amount of $30,000, payable to Henry Zaks (6)
10.3	Promissory Note, dated July 31, 2003 in the amount of $20,000, payable to Robert Zappa (5)
10.4	2003 Stock Plan, as amended (7)
10.5	Investment Contract between Goldvision Technologies Ltd and SCP dated December 18, 2002 (7)
10.6	Extension Agreement to Investment Contract between Goldvision Technologies Ltd. And the Company dated August 5, 2003 (6)
10.7	Employment Agreement dated March 25, 2003 with Phillip Allen (7)
10.8	Employment Agreement dated March 25, 2003 with Brad A. Woods (7)
10.9	Separation & Voting Trust Agreement with Philip Allen (6)
10.10	Agreement between the Company and Bellador Advisory Services, Ltd. dated October 22, 2003 (6)
10.11	Agreement between the Company and China Netcom Group Beijing Company dated September 1, 2003 (6)

Regulation S-B Number	Exhibit
10.12	Agreement between the Company and MCI International Ltd. Co. dated August 14, 2003 (5)
10.13	Amendment to Employment Agreement dated April 23, 2004 with Brad A. Woods (8)
10.14	Employment Agreement with Pedro E. Racelis III (8)
10.15	Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (5)
21	Subsidiaries of the registrant (5)
31.1	Rule 15d-14(a) Certification of Chief Executive/Financial Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2)	Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 23, 2004.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003.
(7)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8 (File No. 333-104457, filed April 27, 2004).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WIRELESS COMMUNICATIONS, INC.

(Registrant)

Date:	May 20, 2005

By:               /s/ Pedro E. Racelis III

Pedro E. Racelis III,
Interim President and Chief Financial Officer