Form 10QSB
period 2005-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2005-08-11
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _____________________ to __________________

Commission file number: 333-49388

CHINA WIRELESS COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1966948 (IRS Employer Identification No.)

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

63,397,378 shares of Common Stock, $0.001 par value,

as of June 30, 2005

Transitional Small Business Disclosure Format (check one); Yes No X

1

China Wireless Communications, Inc.

Index

Part I.	Financial Information

Item 1.	-	Financial Statements

	-	Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)	3

	-	Condensed Consolidated Balance Sheet As of June 30, 2005 (Unaudited)	4

	-	Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2005 and 2004 (Unaudited)	5

	-	Notes to and Forming Part of the Condensed Financial Statements	6

Item 2.	-	Management’s Discussion and Analysis or Plan of Operations	10

Item 3.	-	Controls and Procedures	13

Part II. Other Information

Item 1.	-	Legal Proceedings	14

Item 2.	-	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	-	Defaults Upon Senior Securities	14

Item 4.	-	Submission of Matters to a Vote of Security Holders	14

Item 5.	-	Other Information	14

Item 6.	-	Exhibits	14

Signatures	15

Certifications	16

China Wireless Communications, Inc.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2005 (Unaudited)

Item 1. Financial Statements

		For six months ended June 30,		For three months ended June, 30
	Note	2005 $US	2004 US$	2005 US$	2004 US/4

Operating revenue
Service revenue		128,649	—	128,649	—
Cost of services		123,600	—	123,600	—

Gross profit		5,049	—	5,049	—

Operating expenses
Depreciation expenses		488	1,044	488	352
General and administrative expenses		941,130	2,937,682	4,761	2,2610,060

Total operating expenses		941,618	2,938,726	5,249	2,610,142

Net loss from continuing operations		(936,569)	(475,871)	(200)	(261,053)

Non-operating income (expenses)
Interest income		—	124	—	76
Other income		4,069	—	3,869	—
Interest expenses		—	(2,817)	—	—
Other expenses		—	(2,393)	—	(2,393)

Net loss from discontinued operations		(932,500)	(2,938,726)	—	(2,610,412)
Income taxes		—	—	—	—

Net loss/income		(932,500)	(3,419,683)	3,669	(2,873,782)

Net loss/income per share of common stock:
Basic		(0.0157)	(0.1175)	0.0001	(0.0918)

Diluted		N/A	N/A	N/A	N/A

Weighted average number of shares of common stock outstanding		59,308,717	29,125,034	63,148,042	31,305,143

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Balance Sheet June 30, 2005 (Unaudited)

ASSETS	US$

Current assets
Cash and cash equivalents	56,660
Prepayments and other receivables	180,834

Total current assets	237,494

Property, plant and equipment, net	15,707

Total assets	253,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Trade and other payables	289,057
Loans	165,976
Notes payable	188,600

Total liabilities	643,633

Commitments and contingencies

Stockholders’ deficit
Preferred stock, par value US$0.01 each
1,000,000 shares of stock authorized,
None issued and outstanding
Common stock, par value US$0.001 each
250,000,000 shares of stock authorized,
63,397,378 shares of stock issued and outstanding	63,397
Additional paid-in capital	9,058,899
Accumulated deficit	(9,512,728)

Total stockholders’ deficit	(390,432)

Total liabilities and stockholders’ deficit	253,201

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 (Unaudited)

	For six months ended June 30,
	2005 US$	2004 US$
Cash flows from operating activities
Net loss	(932,500)	(3,419,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	15,713
Write off of property, plant and equipment		7,281
Common stocks issued for compensation	917,968	2,795,283
Changes in working capital:
Prepayments and other receivables	(180,834)	20,623
Trade and other payables	197,944	82,235

Net cash used in operating activities	2,578	(498,548)

Cash flows from investing activities
Acquisition of property, plant and equipment	(15,707)	(138,182)
Decrease in pledged deposits	-	20,816

Net cash used in investing activities	(15,707)	(117,366)

Net cash provided by financing activities
Net proceeds from issuance of common stock	-	679,202
Proceeds from additions of loans	-	155,769
Repayment of loans		(80,831)
Proceeds from issuance of notes payable	65,000	-
Temporary receipt		120,000
Repayment of notes payable	-	(6,000)
Proceeds from issuance of convertible debts		25,000
Repayment of convertible debts		(11,000)

Net cash provided by financing activities	65,000	882,140

Net increase (decrease) in cash and cash equivalents	51,871	266,226
Cash and cash equivalents, as of beginning of the period	4,789	(2,803)

Cash and cash equivalents, as of end of the period		263,423

Analysis of balances of cash and cash equivalents
Bank balances	56,660	263,423

Supplemental disclosure of cash flow information
Interest paid	-	2,817

Non-cash operating, investing and financing activities
Common stocks issued for services and settlement of debts by the Company	917,968	2,795,283

	917,968	2,795,283

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Notes to and Forming Part of the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of presentation

The accompanying financial data as of June 30, 2005 and for the three and six months ended June 30, 2005 has been prepared by China Wireless Communications, Inc. (the “Company”), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company’s form 10-KSB for the fiscal year ended December 31, 2004.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reported as follows:

China Wireless Communications, Inc.

Notes to and Forming Part of the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation (Continued)

	Six Months Ended June 30,
	2005 US$	2004 US$
Net loss
As reported	(932,500)	(3,419,683)
Total stock-based compensation expenses	-	(8,592)

Pro forma	(932,500)	(3,428,275)
Basic net loss per share
As reported	(0.0157)	(0.1101)

Pro forma	(0.0157)	(0.1104)

2.	ORGANIZATION

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

On May 24, 2005, the Company acquired 51% of the stock of Tianjin Create Co., a systems integration and information technology company located in Tianjin, China. Tianjin Create Co. was established in 2002 by Frank Li, a former professor of engineering at NanKai University, the oldest university in China, comparable to the prestigious Massachusetts Institute of Technology in the United States. Tianjin Create Co. is a young systems integration company with positive cash flow and a strong and knowledgeable management team.

Tianjin Create Co. was acquired by China Wireless in part because of its strategic location in Tianjin City, the third largest city in China. Also, as an established, young, forward-looking company with a customer base in the education, oil & gas, banking, brokerage, commercial and government sectors, Tianjin Create Co. provides a solid base for China Wireless to rebuild its presence in China.

China Wireless Communications, Inc.

Notes to and Forming Part of the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 (Unaudited)

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

China Wireless Communications, Inc.

Notes to and Forming Part of the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 (Unaudited)

4.	PREPARATION OF FINANCIAL STATEMENTS

The Company is in the process of rebuilding its business to execute on its new business plan, which is focused on acquiring unique and innovative technologies to market in China. The Company has incurred losses of US$9,512,728, since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company’s business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading “Plan of Operation”.

5.	LOSS PER COMMON STOCK

The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the six months ended June 30, 2005 and the three months ended June 30, 2005 are 59,308,717 shares and 63,148,042 shares, respectively.

As of June 30, 2005, 2,783,605 shares in total could be issued pursuant to the outstanding convertible debt, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as “may”, “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of our broadband internet, content and wireless access and transport in China and the performance under our agreements; our ability to obtain and operate licenses and permits to operate in China; our ability to earn sufficient revenues in China; the importance and expected growth of satellite communications, broadband internet, content and wireless access and transport in China and the demand for these services in China; our ability to continue as a going concern; and our future performance and our results of operations. These statements are forward looking and reflect our current expectations. We are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in satellite communications, broadband internet, content and wireless access and transport in the marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 15, 2005. In light of the many risks and uncertainties surrounding the Company, China, and the satellite communications, broadband internet, content and wireless access and the transport marketplace in China, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward-looking statements.

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

On May 24, 2005, the company acquired 51% of the stock of Tianjin Create Co., a systems integration and information technology company located in Tianjin, China.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the six months ended June 30, 2005 of $932,500, and a net income for three months ended June 30, 2005 of $3,669, and at June 30, 2005 had an accumulated deficit of $9,512,728 and a working capital deficit of $406,139. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operational expenses totaled $941,618 for the six months ended June 30, 2005, of which $917,968 was recorded for common stock issued for compensation for this period.

In comparison, operational expenses for the six months ended June 30, 2004 were $3,441,838. Of this amount, $2,795,283 was recorded for common stock issued for compensation. The decrease in operational expenses is due primarily to low consulting expenses.

During the second quarter of 2005, CWC acquired Tianjin Create Co. The Company generated second quarter service revenues of $128,649 from customers in the education, banking, brokerage, sea transportation, oil and gas, manufacturing and government sectors.

Liquidity and Capital Resources

For the six-months ended June 30, 2005, Operating activities provided cash of $2,578. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $917,968. Financing activities provided cash of $65,000. Investing activities used cash of $15,707. We had $56,660 of cash and cash equivalents at June 30, 2005.

At June 30, 2005, we had current assets of $237,494 and current liabilities of $643,633, resulting in a working capital deficit of $406,139, as compared to a deficit of $410,276 at March 31, 2005.

Plan of Operation

We are focusing our efforts on becoming a premier information technology company. We believe that the information technology business is beginning to develop quickly in China and that we can be a major player in its development. Additionally, we have identified several unique and innovative North American technologies that can be marketed to business customers in China through our subsidiary, Tianjin Create Co. As the Company begins to execute its business plan, we will utilize the leadership of Tianjin Create Co. to oversee and manage the operations in China. Staffing levels in China will be increased only as required or as such action is required due to business growth.

The acquisition of Tianjin Create Co. has reestablished our business presence in China as we build upon its existing business and experience. Tianjin Create Co. is a subsidiary company of China Wireless through which we manage all of our assets and operations in China. Tianjin Create Co. is a key component to building the company’s broad base information technology, products and services in China, including computer installation and maintenance, broadband transport service, server installation maintenance and support, internet services, broadband transport redundancy, fixed wireless transport and information hosting.

Tianjin Create Co. operates in Tianjin City, the third largest city in China. Comparable in many respects to Chicago, Illinois in the United States, Tianjin City has a population of approximately 10,000,000 people and is a major import and export center for China. Major industries and markets located in Tianjin City include educational, industrial, international port city, medical, manufacturing and government. Tianjin City is Beijing’s gateway to the sea and has over 25 ten thousand ton ship berths. The harbor is considered the number one demarcation point for products entering and leaving China. Tianjin’s harbor is geographically the second largest in China.

In addition to being the industrial and financial capital of northern China, Tianjin City is home to 31 of China’s most noteworthy universities, including Tianjin University, China’s first neoteric university. Tianjin City is also the headquarters for Motorola Corporation of China. Tianjin has been selected to host the 2008 Olympic Games Football (Soccer) contests.

Through Tianjin Create Co., we provide information technology and IP services to customers in China. Our newly formed partnership would enable the Company to provide engineering and IP service support for existing and future IP customers in China. The customer base includes Nankia University, Tian Sea Transportation Company and Tianjin Gas Company. Additionally 20 of Tianjin City’s 31 universities utilize products or services provided by Tianjin Create Co. We are also able to offer a broad base of information technologies ranging from IP security, wireless broadband, and Wi-Fi to “last mile” transport connections.

The design and construction of fixed wireless broadband network systems will be part of the overall information technology strategies being executed. Each of the companies with which we are considering partnering has sufficient telephony and broadband access capabilities to meet their business objectives. However, we plan to broaden our scope to become a systems solutions company that will provide a broad base of information technologies through our partnership companies. These technologies include, but are not limited to, engineering design, implementation of Wi-Fi, fixed broadband wireless, systems integration, IP security, information firewalls, data storage, voice/video/data telecommunications services and managed communications services. To further broaden our scope, we are exploring leading edge technologies in the equipment manufacturing, education, brokerage/bank security, network/computer security, interactive video, oil & gas, power (electrical) disaster recovery & monitoring and medical industries to acquire.

The Board and management team believe the best path to regain shareholder value, establish profitability, and improve the Company’s stock performance is to focus on acquiring complementary technology and/or cash flow-positive companies interested in a long term relationship. Thus, we are evaluating potential acquisition targets in North America in order to market innovative products and services through our assets in China. A subsidiary relationship similar to that of our Tianjin Create Co. structure would be employed for a North American entity. The subsidiary company in turn may form a foreign joint venture, as required by the laws of the local jurisdiction.

The advantage of pursuing this course of action is to reduce investment and startup costs while focusing on achieving positive cash flow in a timely manner. The companies being evaluated as possible acquisitions have captured a segment of the growing market in their technology specialty and require the subject matter proficiency, access to future funding, and new technology that the Company can provide. Additionally, the companies being evaluated as possible acquisitions would be cash flow positive, having complementary technology, broad customer bases, and strong management focused on forming a partnership with a public company for the long term.

As part of our ongoing business planning, the company is also in discussions with an outside management-consulting group to assist with business development, fund raising strategies, acquisition of information technology products, public relations, and support for the Board and management. The management-consulting group would also provide direction and focus for existing and new market penetration.

In addition, the Company is planning an annual shareholders meeting for the later part of 2005.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of June 30, 2005. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Regulation S-B Number	Exhibit
2.1	Share Exchange Agreement by and between I-Track, Inc. and Strategic Communications Partners, Inc. dated March 17, 2003 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation dated March 21, 2003 (3)
3.4	Certificate of Amendment to Articles of Incorporation dated November 21, 2004 (4)
10.1	Promissory Notes in the aggregate amount of $140,000, payable to Buck Krieger (5)
10.2	Promissory Note in the amount of $50,000 dated June 27, 2003, and dated July 31, 2005 in the amount of $30,000, payable to Henry Zaks (6)
10.3	Promissory Note in the amount of $20,000 payable to Robert Zappa dated July 31, 2003 (5)
10.4	2003 Stock Plan, as amended, dated March 21, 2003(7)
10.5	Investment Contract between Goldvision Technologies Ltd and SCP dated December 18, 2002 (7)
10.6	Extension Agreement to Investment Contract between Goldvision Technologies Ltd. and the Company dated August 5, 2003 (6)
10.7	Employment Agreement with Phillip Allen dated March 25, 2003 (7)
10.8	Employment Agreement with Brad A. Woods dated March 25, 2003 (7)
10.9	Separation & Voting Trust Agreement with Phillip Allen dated August 31, 2003 (6)
10.10	Agreement between the Company and Bellador Advisory Services, Ltd. dated October 22, 2003 (6)
10.11	Agreement between the Company and China Netcom Group Beijing Company dated September 1, 2003 (6)
10.12	Agreement between the Company and MCI International Ltd. Co. dated August 14, 2003 (5)

Regulation S-B Number	Exhibit
10.13	Amendment to Employment Agreement with Brad A. Woods dated April 23, 2004 (8)
10.14	Employment Agreement with Pedro E. Racelis III dated April 23, 2004 (8)
10.15	Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (5)
21	Subsidiaries of the registrant (5)
31.1	Rule 15d-14(a) Certification of Chief Executive/Financial Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s report on Form 8-K dated March 17, 2003.
(2)	Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3)	Incorporated by reference to the exhibits to the registrant’s report on Form 8-K dated March 22, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s report on Form 8-K dated November 23, 2004.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2002.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8 filed on April 27, 2004, File No. 333-104457.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WIRELESS COMMUNICATIONS, INC.

August 8, 2005	By: /s/ PEDRO E. RACELIS, III
Pedro E. Racelis, III Interim President and Chief Financial Officer