Form 10QSB
period 2005-09-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2005-11-10
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

                83,370,458 shares of Common Stock, $0.001 par value,

as of September 30, 2005

Transitional Small Business Disclosure Format (check one); Yes ☐	No ☒

China Wireless Communications, Inc.

Index

Part I.	Financial Information

Item 1.	-	Financial Statements

	-	Condensed Consolidated Statements of Operations Nine and Three Months Ended September 30, 2005 and 2004 (Unaudited)	3

	-	Condensed Consolidated Balance Sheet As of September 30, 2005 (Unaudited)	4

	-	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2005 and 2004 (Unaudited)	5

	-	Notes to and Forming Part of the Condensed Financial Statements	6

Item 2.	-	Management’s Discussion and Analysis or Plan of Operations	10

Item 3.	-	Controls and Procedures	14

Part II. Other Information

Item 1.	-	Legal Proceedings	15

Item 2.	-	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	-	Defaults Upon Senior Securities	15

Item 4.	-	Submission of Matters to a Vote of Security Holders	15

Item 5.	-	Other Information	15

Item 6.	-	Exhibits	15

Signatures	16

Certifications	17

China Wireless Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

		For nine months ended Sep 30,		For three months ended Sep 30,
		2005	2004	2005	2004
	Note	US$	US$	US$	US$

Operating revenue
Service revenue		300,118	-	171,469	-

Cost of services		286,534	-	162,934	-

Gross profit		13,584	-	8,535	-

Operating expenses
Depreciation expenses		999	1,140	511	96
General and administrative expenses		1,378,941	3,247,673	1,374,180	339,149

Total operating expenses		1,379,940	3,248,813	1,374,691	339,245

Net Loss from continuing operations		(1,366,356)	(3,248,813)	(1,366,156)	(339,245)

Non-operating income (expenses)
Interest income		93	186	93	62
Other income		10,631	167,090	6,762	167,090
Interest expenses		-	(4,285)	-	(1,468)
Other expenses		-	(139,474)	-	(137,081)

Net Loss from discontinued operations		-	(803,300)	-	(298,271)

Income taxes		-	-	-	-

Net loss		(1,355,632)	(4,028,596)	(1,359,301)	(608,913)

Net loss per share of common stock:	5
Basic		(0.0204)	(0.1236)	(0.0170)	(0.0162)

Diluted		N/A	N/A	N/A	N/A

Weighted average number of shares of common stock outstanding		66,290,980	32,589,110	79,895,703	37,603,291

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Balance Sheet September 30, 2005

(Unaudited)

ASSETS	US$

Current assets
Cash and cash equivalents	29,606
Prepayments and other receivables	192,850

Total current assets	222,456

Property, plant and equipment, net	15,571

Total assets	238,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade and other payables	256,965
Loans	161,474
Notes payable	198,850

Total liabilities	617,289

Commitments and contingencies

Stockholders' deficit
Preferred stock, par value US$0.01 each
1,000,000 shares of stock authorized,
None issued and outstanding
Common stock, par value US$0.001 each
250,000,000 shares of stock authorized,
83,370,458 shares of stock issued and outstanding	83,371
Additional paid-in capital	9,473,227
Accumulated deficit	(9,935,860)

Total stockholders' deficit	(379,262)

Total liabilities and stockholders' deficit	238,027

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For nine months ended Sep 30,
	2005	2004
	US$	US$
Cash flows from operating activities
Net loss	(1,355,632)	(4,028,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	999	25,044
Write off of property, plant and equipment		7,281
Common stocks issued for compensation	1,361,228	3,255,603
Waiver of loans from a stockholder of the Company		(167,090)
Changes in working capital:
Prepayments and other receivables	(192,850)	127,078
Trade and other payables	152,392	473,065

Net cash used in operating activities	(33,863)	(307,615)

Cash flows from investing activities
Acquisition of property, plant and equipment	(16,570)	(511,109)
Decrease in pledged deposits	-	22,197

Net cash used in investing activities	(16,570)	(488,912)

Net cash provided by financing activities
Net proceeds from issuance of common stock	-	781,702
Proceeds from additions of loans	-	26,173
Repayment of loans
Proceeds from issuance of notes payable	75,250	20,000
Temporary receipt
Repayment of notes payable	-	(6,000)
Proceeds from issuance of convertible debts		25,000
Repayment of convertible debts		(11,000)

Net cash provided by financing activities	75,250	835,875

Net increase (decrease) in cash and cash equivalents	24,817	39,348
Cash and cash equivalents, as of beginning of the period	4,789	(2,803)

Cash and cash equivalents, as of end of the period	29,606	36,545

Analysis of balances of cash and cash equivalents
Bank balances	29,606	36,545

Supplemental disclosure of cash flow information
Interest paid	-	4,285

Non-cash operating, investing and financing activities
Common stocks issued for services and settlement of debts by the Company	1,361,228	3,255,603

	1,361,228	3,255,603

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Notes to and Forming Part of the Condensed Financial Statements

September 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of presentation

The accompanying financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company’s form 10-KSB for the fiscal year ended December 31, 2004.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

China Wireless Communications, Inc.

Notes to and Forming Part of the Condensed Financial Statements

September 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation (Continued)

	Nine Months Ended Sep 30,
	2005	2004
	US$	US$
Net loss
As reported	(1,355,632)	(4,028,596)
Total stock-based compensation expenses	-	(12,888)

Pro forma	(1,355,632)	(4,041,484)
Basic net loss per share
As reported	(0.0204)	(0.1236)

Pro forma	(0.0204)	(0.1240)

2.	ORGANIZATION

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

September 30, 2005 (Unaudited)

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

Principles of consolidation

The consolidated financial statements include the financial information of the Company and all of its subsidiaries, namely Tianjin Create Co. All material inter-company balances and transactions have been eliminated on consolidation.

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

September 30, 2005 (Unaudited)

4.	PREPARATION OF FINANCIAL STATEMENTS

The Company is in the process of rebuilding its business to execute on its new business plan, which is focused on acquiring unique and innovative technologies to market in China. The Company has incurred losses of US$9,935,860 since inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading “Management’s Discussion and Analysis or Plan of Operation”.

5.	LOSS PER COMMON STOCK

The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the nine months ended September 30,2005 and three months ended September 30, 2005 are 66,290,980 shares and 79,895,703 shares respectively.

As of September 30, 2005, 3,783,605 shares in total could be issued pursuant to the convertible debts, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

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

On May 24, 2005, the company acquired Tianjin Create Co. a systems integration and information technology company located in Tianjin, China.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the nine months ended September 30, 2005 of $1,355,632, and a net loss for three months ended September 30, 2005 of $1,359,301, and at September 30, 2005 had an accumulated deficit of $9,935,860 and a working capital deficit of $394,833. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the third quarter of 2005, operational expenses totaled $1,379,940 for the nine months, of which $1,361,228 was recorded for common stock issued for compensation for this period.

In comparison, operational expenses for the nine months ended September 30, 2004 were $3,248,813. Of this amount, $3,255,603 was recorded for common stock issued for compensation. The decrease in operational expenses is due primarily to lower consulting expenses.

During the second quarter of 2005, we acquired Tianjin Create Co. Service revenues in the second and third quarter of 2005 reflect this acquisition, as we reported revenues of $171,469 and $300,118 for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources

For the nine-months period ended September 30, 2005, we used cash of $33,863 for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $1,361,228. Financing activities provided cash of $75,250. Investing activities used cash of $16,570. We had $29,606 of cash and cash equivalents at September 30, 2005.

At September 30, 2005, we had current assets of $222,456 and current liabilities of $617,289, resulting in a working capital deficit of $398,833, as compared to a deficit of $444,215 at December 31, 2004.

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

The design and construction of fixed wireless broadband network systems will be part of the overall information technology strategies being executed. Each of the companies with which we are considering partnering has telephony and broadband access requirements to meet their business objectives. However, we plan to broaden our scope to become a systems solutions company that will provide a broad base of information technologies through our partnership companies. These technologies include, but are not limited to, engineering design, implementation of Wi-Fi, fixed broadband wireless, systems integration, IP security, infroamtion firewalls, data storage, voice/video/data telecommunications services and managed communications services. To further broaden our scope, we are exploring leading edge technologies in the equipment manufacturing, education, brokerage/bank security, network/computer security, interactive video, oil & gas, power (electrical) disaster recovery & monotoring and medical industries to acquire.

The acquisition of Tianjin Create Co., has reestablished our business presence in China as we build upon its existing business and experience. Tianjin Create Co. one of the key foundations to building the company’s information technology broad base of products and services in China. Which include computer installation & maintenance, broadband transport service, server installation maintenance & support, internet services, broadband transport redundancy, fixed wireless transport and information hosting. We are also evaluating potential acquisition targets in North America in order to market innovative products and services through our assets in China.

Tianjin Create Co. is a subsidiary company of China Wireless through which we manage all of our assets and operations in China - the same would be done for a North American entity. The subsidiary company in turn may form a foreign joint venture, as required by the laws of the local jurisdiction.

Tianjin City is the third largest city in China and can be compared to Chicago, Illinois, in the U.S.A. Tianjin City has a population of 10,000,000 people and is the major import and export center for China. Major industries and markets located in Tianjin City include educational, industrial, international port city, medical, manufacturing and government. Tianjin City is Beijing’s gateway to the sea and has over 25 ten-thousand ton ship berths. The harbor is considered the number one demarcation point for all products entering and leaving China. Tianjin’s harbor is geographically the second largest in China.

Tianjin City is home to 31 of the country’s most noteworthy universities as well as being the industrial and financial capital of northern China. Tianjin City is also the headquarters for Motorola Corporation of China. In addition, Tianjin University is the first Chinese neoteric university. Tianjin has been selected to host the 2008 Olympic Games Football (Soccer) contests.

Through this foreign joint venture with Tianjin Create Co., we provide information technology and IP services to customers in China. Our newly formed partnership enables us to provide engineering and IP service support for existing and future IP customers in China. The customer base includes Nankia Univeristy, Tian Sea Transportation Company and Tianjin Gas Company to name a few. Additionally, 20 of the 31 universities utilize products or services provided by Tianjin Create Co. We are able to offer a broad base of information technologies from IP security, wireless broadband, and Wi-Fi, to “last mile” transport connections.

The advantage of pursuing this course of action is to reduce investment and startup costs focusing on achieving positive cash flow in a timely manner. The companies being evaluated as possible acquisitions have captured a segment of the growing market in their technology specialty and require the subject matter proficiency, access to future funding, and new technology that we can provide. Additionally, the companies being evaluated as possible acquisitions would be cash flow positive, having complementary technology, broad customer bases, and strong management team focused on forming a partnership with a public company for the long term.

After re-evaluating several courses of action, the Board and management team believe the best path to regain shareholder value, provide a profitable business, and improve our stock performance is to focus on acquiring complementary technology and/or cash flow-positive companies interested in a long term relationship.

In addition, we are in discussions with a management group to assist with business development, fund raising strategies, acquisition of information technology products, public relations, support for the Board and management team. The management group would also, provide direction and focus for existing and new market penetration.

As we begin to execute our business plan, we will utilize the leadership of Tianjin Create Co. to oversee and manage the operations in China. Staffing levels in China will be increased only as required or as such action is required due to business growth.

In addition, we are planning an annual shareholders meeting for the later part of 2005.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of September 30, 2005. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

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

CHINA WIRELESS COMMUNICATIONS, INC. (Registrant)

Date: November 9, 2005	By: /s/ PEDRO E. RACELIS, III
Pedro E. Racelis, III Interim President and Chief Financial Officer