Form 10KSB
period 2005-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2006-05-22
CIK 1125280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               --------------   --------------

                        Commission file number: 333-49388
                       CHINA WIRELESS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

                NEVADA                               91-1966948
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)              Identification No.)

              1746 COLE BOULEVARD, SUITE 225, GOLDEN, CO 80401-3210
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 303-277-9968

       Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State issuer's revenues for its most recent fiscal year:  $338,215

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $14,829,497 AS OF MARCH 31, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,025,069 AS OF MARCH 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes      ; No  X
                                                              ------    ------

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

         In-Touch provided broadband data, video and voice communications services to customers that were not served by existing landline based fiber networks. During the quarter ended December 31, 2004, we closed In-Touch due to high operational expenses incurred and flat sales/revenue generation of the transport business in 2004. All office leases were terminated and transport equipment returned to respective vendors. Additionally, all staff and employees were terminated effective October 1, 2004.

         In August 2003, we signed a contract with MCI International Ltd. Co. ("MCI"), with the intent to provide MCI's asynchronous transport mode ("ATM") services to markets in North America, the South Pacific, Asia and Europe (the "MCI Agreement"). We never utilized the ATM and the circuit was disconnected in September 2005.

         In December 2004, we signed a strategic consulting agreement with Jiaxin Consulting Group, Inc., a British Columbia corporation ("Jiaxin") to obtain assistance in financial asset management, financial internal controls, operational oversight, and business development in China. On March 8, 2005, we entered into a strategic agreement with Jiaxin for the purpose of forming a holding company for our Chinese operations and incorporated CJ Information

Technology Company in Nevada on March 10, 2005. We own 51% of CJ Information Technology Company, while Jiaxin owns 49%. Our original plan was to acquire an interest in Tianjin Create Co., a systems integration and information technology company located in Tianjin, China ("Tianjin Create Co.") through CJ Information Technology Company. However, we have since reassessed our business model and have determined to change the focus of our business. As part of this change, we terminated our agreements with Jiaxin in June 2005 in order to focus on our investment in Tianjin Create Co., as more fully described below. As such, CJ Information Technology Company has been dormant since its inception in March 2005.

         We are now working to change our business from the management of a wireless broadband network to the development of technology integration and IP services in China. Part of this effort involves seeking complementary technologies to build a broad base of products and services to be marketed in China as well as in North America. This broad focus incorporates vertical integration of telephony, IP security, manufacturing, medical and industrial. Investments in these industries will be based on a company's positive financial cash flow, strong management, unique or superior technology/innovation, and its value to the overall corporation's portfolio of companies.

         On May 24, 2005, we entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Co. for total consideration of $53,840, comprised of cash in the amount of $40,379 and 448,665 shares of our common stock valued at $0.03 per share, (a total of $13,460 in our common stock). We have since paid $13,460 in common stock and cash of $8,000 to the founders of Tianjin Create IT Co. On May 18, 2006, we entered into an amended agreement whereby we agreed to further pay $105,307 in cash to the founders of Tianjin Create IT Co. by August 31, 2006.

         We acquired Tianjin Create Co. in part because of its strategic location in Tianjin City, the third largest city in China. Also, as an established, young, forward-looking company with a customer base in the education, oil and gas, banking, brokerage, commercial and government sectors, Tianjin Create Co. provides a solid base to rebuild our presence in China.

INDUSTRY BACKGROUND

         With over 60 million users, China has surpassed Japan to become the world's second largest Internet market. Enterprises have installed high-speed local area networks to support bandwidth-intensive applications, and the large monopoly carriers have invested hundreds of millions of dollars in fiber optic networks to provide massive backbone network capacity.

         The opportunity to provide high-speed wireless broadband for customers utilizing existing carriers transport as well as broadband radio transport will now be part of our overall strategy to become an information technology provider. We will utilize proven information technology to complete and meet end users' business objectives as well as increased revenue for the company. These customers would include commercial business, universities and government enterprises.

         The communications and information services industries are highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than ours. Many of these competitors have the added competitive advantage of a larger existing customer base. In addition, significant new competitors could arise as a result of:

-the recent increased consolidation in the industry;
-further technological advances; and
-further deregulation and other regulatory initiatives.

If we are unable to compete successfully, our business could be materially adversely affected.

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


EMPLOYEES

         As of March 31, 2006, we have including Tianjin Create Co., 15 full-time employees.


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

                                                     BID OR TRADE PRICES
                                                   HIGH               LOW
                                                   ----               ---
        2004 FISCAL YEAR

        Quarter Ending 03/31/04...............    $ 0.89            $ 0.460
        Quarter Ending 06/30/04...............    $ 0.61            $ 0.175
        Quarter Ending 09/30/04...............    $ 0.40            $ 0.041
        Quarter Ending 12/31/04...............    $ 0.18            $ 0.036


                                                   HIGH               LOW
                                                   ----               ---
        2005 FISCAL YEAR

        Quarter Ending 03/31/05...............    $ 0.06             $ 0.06
        Quarter Ending 06/30/05...............    $ 0.03             $ 0.02
        Quarter Ending 09/30/05...............    $ 0.04             $ 0.04
        Quarter Ending 12/31/05...............    $ 0.02             $ 0.02
        Quarter Ending 03/31/06...............    $ 0.20             $ 0.01

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2005, there were approximately 246 record holders of our common stock

         During the last three fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

         During quarter ended December 31, 2005 there were no unregistered securities issued.


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

         During the quarter ended December 31, 2004, we closed In-Touch due to high operational expenses incurred and flat sales/revenue generation of the transport business in 2004. All office leases were terminated and transport equipment returned to respective vendors. Additionally, all staff and employees were terminated effective October 1, 2004. We are continuing our transition from management of a wireless broadband network to the development of technology integration and IP services in China. Part of this effort involves seeking complementary technologies to build a broad base of products and services to be marketed in China as well as in North America. This broad focus incorporates vertical integration of telephony, IP security, manufacturing, medical and industrial. Investments in these industries will be based on a company's positive financial cash flow, strong management, unique or superior technology/innovation, and its value to the overall corporation's portfolio of companies.

         In December 2004, we signed a strategic consulting agreement with Jiaxin Consulting Group, Inc., a British Columbia corporation ("Jiaxin") to obtain assistance in financial asset management, financial internal controls, operational oversight, and business development in China. On March 8, 2005, we entered into a strategic agreement with Jiaxin for the purpose of forming a holding company for our Chinese operations and incorporated CJ Information
Technology Company in Nevada on March 10, 2005. We own 51% of CJ Information Technology Company, while Jiaxin owns 49%. Our original plan was to acquire an interest in Tianjin Create Co. through CJ Information Technology Company. However, we have since reassessed our business model and have determined to change the focus of our business. As part of this change, we terminated our agreements with Jiaxin in June 2005 in order to focus on our investment in Tianjin Create Co., as more fully described below. As such, CJ Information Technology Company has been dormant since its inception in March 2005.

         In furtherance of our transition plans, on May 24, 2005, we entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Co. for total consideration of $53,840, comprised of cash in the amount of $40,379 and 448,665 shares of our common stock valued at $0.03 per share, (a total of $13,460 in our common stock). We have since paid $13,460 in common stock and cash of $8,000 to the founders of Tianjin Create IT Co. On May 18, 2006, we entered into an amended agreement whereby we agreed to further pay $105,307 in cash to the founders of Tianjin Create IT Co. by August 31, 2006.

         Tianjin Create IT Co. was established in 2002 by Frank Li, a former professor of engineering at NanKai University. We acquired Tianjin Create IT in part because of its strategic location in Tianjin City, the third largest city in China. We believe that Tianjin Create IT provides a solid base for China Wireless to rebuild its presence in China. Through Tianjin Create IT, we provide information technology and IP services to customers in China. In addition, we will be able to offer a broad base of information technologies from IP security, wireless broadband, Wi-Fi, to "last mile" transport connections.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the year ended December 31, 2005 of $1,935,968, and at December 31, 2005 had an accumulated deficit of $10,568,995 and a working capital deficit of $371,175. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CHINESE TAX HOLIDAY

         To date, all of our revenues have been generated in the PRC by In-Touch. As a high-tech enterprise, In-Touch was exempt from the PRC enterprise income tax from 2003 to 2005, followed by a 50% reduction for the next three years.

RESULTS OF OPERATIONS

         In the quarter ended September 30, 2004, we began to evaluate the continued high cost versus revenue generation. Our management team came to the conclusion that efforts must be made to reduce operational costs and focus the sales efforts to services that brought immediate value to the network. However, we did not have the funding resources to continue to invest into the Beijing In-Touch operations unless the revenues increased significantly. We re-evaluated the assets and capability of In-Touch to continue as a profitable and value-added business. Therefore, late in the 3rd quarter of 2004, it was deemed imperative that we seek an alternative plan to recover the business and regain shareholder confidence in the company.

         In December of 2004, we closed In-Touch in Beijing. The decision to discontinue its operations was due to higher than expected operating costs, the inability to acquire the necessary infrastructure, and increased competition. Revenues from our operations prior to December 2004 had been generated by In-Touch. Due to the closing of In-Touch, our statements of operations for 2004 did not reflect any revenues. Instead, our statements reflected losses from discontinued operations of $3,009,949 for fiscal year 2004. In 2005, our revenues were $338,215 and we had no losses from discontinued operations. Operating expenses for the year ended December 31, 2005 were $2,003,639 as compared to $3,106,942 for the year ended December 31, 2004. Net losses for the years ended December 31, 2005 and 2004 were $1,935,968 and $4,029,162, respectively. Operating expenses for year ended December 31, 2005 included $1,927,876 relating to issuance of stock for compensation.

         In June 2005, we terminated our agreements with Jiaxin in order to focus on our investment in Tianjin Create Co. Additionally, CJ Information Technology Company has been dormant since its inception in March 2005. In furtherance of our transition plans, on May 24, 2005, we entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Co. for total consideration of $53,840, comprised of cash in the amount of $40,379 and 448,665 shares of our common stock valued at $0.03 per share, (a total of $13,460 in our common stock). We have since paid $13,460 in common stock and cash of $8,000 to the founders of Tianjin Create IT Co. On May 18, 2006, we entered into an amended agreement whereby we agreed to further pay $105,307 in cash to the founders of Tianjin Create IT Co. by August 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, we had current assets of $101,623 as compared to $4,789 at December 31, 2004, and current liabilities of $472,798 at December 31, 2005, as compared to $449,004 at December 31, 2004, resulting in working capital deficits of $371,175 and $444,215 at December 31, 2005 and December 31, 2004, respectively.

         For the year ended December 31, 2005, we used $160,025 of cash for our operating activities, while financing activities, which consisted of proceeds from the issuance of our common stock and borrowing, provided cash of $190,267. Investing activities also used cashed of $20,252, which consisted of the acquisition of fixed assets. In comparison, during 2004, we used $1,066,583 of cash for operating activities and $422,436 for a decrease in pledged deposits and the discontinued operations, which cash of $645,130 was provided by financing activities. Financing activities consisted of sales of our common stock and borrowing.

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

         The acquisition of Tianjin Create Co. has reestablished our business presence in China as we build upon its existing business and experience. We manage all of our operations in China via Tianjin Create Co. Tianjin Create Co. is a key component to building the company's broad base information technology, products and services in China, including computer installation and maintenance, broadband transport service, server installation maintenance and support, internet services, broadband transport redundancy, fixed wireless transport and information hosting.

         Tianjin Create Co. operates in Tianjin City, the third largest city in China. Comparable in many respects to Chicago, Illinois in the United States, Tianjin City has a population of approximately 10,000,000 people and is a major import and export center for China. Major industries and markets located in Tianjin City include educational, industrial, international port city, medical, manufacturing and government. Tianjin City is Beijing's gateway to the sea and has over 25 ten thousand ton ship berths. The harbor is considered the number one demarcation point for products entering and leaving China. Tianjin's harbor is geographically the second largest in China.

         In addition to being the industrial and financial capital of northern China, Tianjin City is home to 31 of China's most noteworthy universities, including Tianjin University, China's first neoteric university. Tianjin City is also the headquarters for Motorola Corporation of China. Tianjin has been selected to host the 2008 Olympic Games Football (Soccer) contests.

         Through Tianjin Create Co., we provide information technology and IP services to customers in China. Our newly formed partnership has enabled us Company to provide engineering and IP service support for existing and future IP customers in China. The customer base includes Nankia University, Tian Sea Transportation Company and Tianjin Gas Company. Additionally 20 of Tianjin City's 31 universities utilize products or services provided by Tianjin Create Co. We are also able to offer a broad base of information technologies ranging from IP security, wireless broadband, and Wi-Fi to "last mile" transport connections.

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

         The Board and management team believe the best path to regain shareholder value, establish profitability, and improve the Company's stock performance is to focus on acquiring complementary technology and/or cash flow-positive companies interested in a long term relationship. Thus, we are evaluating potential acquisition targets in North America in order to market innovative products and services through our assets in China. A subsidiary relationship similar to that of our Tianjin Create Co. structure would be employed for a North American entity. The subsidiary company in turn may form a foreign joint venture, as required by the laws of the local jurisdiction.

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

         As part of our ongoing business planning, we are continuing discussions with an outside management-consulting group to assist with business development, fund raising strategies, acquisition of information technology products, public relations, and support for the Board and management. The management-consulting group would also provide direction and focus for existing and new market penetration.

         We intend to expand our Tianjin Create Co. operation in order to better take advantage of system integration opportunities available. The focus of our systems integration efforts have been in the educational, transportation, natural gas and manufacturing markets. In addition, the pool of highly skilled engineering, marketing, sales, and operations personnel in China will be key to our success in growing our business. We also intend to expand our US operations by investing in sales/marketing staff to market products in North America.

         We anticipate that we will incur the following expenses over the next twelve months:

         1. $500,000 to $850,000 in connection with the potential acquisition of an e-commerce company located in China, to include associated due diligence costs; and

         2. $800,000 to $1,500,000 in connection with the potential acquisition of manufacturing operations to include educational products, health/medical products, and telecommunications services; and

         3. $200,000 to $500,000 in connection with the expansion of our marketing of products and services in North America; and

         4. $350,000 for operating expenses, including professional legal and accounting expenses associated with our being a reporting issuer under the Securities Exchange Act of 1934.

         Accordingly,   we  anticipate  spending  approximately   $1,850,000  to
$3,200,000 over the next twelve months in pursuing our stated plan of operations.

         We have insufficient cash to cover our costs associated with our plan of operations or our other working capital requirements. We expect that we will require additional funding to cover these anticipated costs. We further anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our securities to fund our stated plan of operations or our other working capital requirements. We do not presently have any arrangements in place for any future debt or equity financing.

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

         The audit report of Moores Rowland Mazars on the financial statements as of December 31, 2003 and for the year ended December 31, 2003 and for the period from August 13, 2002 (inception) to December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to audit scope, accounting principles or uncertainty, except for a going concern opinion expressing substantial doubt about our ability to continue as a going concern.

         During the two fiscal years ended December 31, 2002 and December 31, 2003, respectively, and the subsequent interim period through January 11, 2005, there were no disagreements with Moores Rowland Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Moores Rowland Mazars, would have caused it to make reference to the subject matter of the disagreement in connection with its report. There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the two fiscal years ended December 31, 2002 and December 31, 2003, respectively, and the subsequent interim period ended January 11, 2005.

         On February 1, 2005, we engaged Bongiovanni & Associates, P.A., based in Charlotte, North Carolina, as our principal accountant to audit our financial statements for the year ending December 31, 2004. Our board of directors approved the engagement of Bongiovanni & Associates, P.A.

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


ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of December 31, 2005. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

          There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.


ITEM 8B. OTHER INFORMATION.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our executive officers and directors are:

    NAME                         AGE       POSITION

    Pedro E. Racelis III          55       President, Chief Executive Officer
                                           and Director

    Henry Zaks                    62       Director

    Michael Bowden                56       Chief Operations Officer and Director

    Brad Woods                    46       Director

         Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

PETE RACELIS, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Mr. Racelis has been our President, Chief Executive Officer, and a director since June 2004. A veteran of direct sales and management in multi-national companies for more than 21 years, Pete has extensive experience with telecommunications, operations, management and organizational skills. Prior to joining the company in October 2002, Mr. Racelis sold hardware and software solutions to telecommunications carriers, financial institutions, and commercial businesses both nationally and internationally in North America. Mr. Racelis has held executive level positions as Vice President/GM at Winstar Wireless
(1995-1997), Director of Sales at Amati Corporation (1997-1998), and Vice President at Stox.com (1998 - 2001).

HENRY ZAKS, DIRECTOR

         Mr. Zaks has been a director since October 2003. Since March 1973, he has been the President of Zaks-Shane, LTD and Health Insurance Services, Inc. since December 1988. Both are Wisconsin-based organizations that specialize in marketing business-to-business solutions to both corporations and small companies. He has over 35 years experience as a sales professional.

MICHAEL A. BOWDEN, CHIEF OPERATIONS OFFICER AND DIRECTOR

         Mr. Bowden has been our Chief Operations Officer since February 2005 and a director since January 2005. He has over 25 years of telecommunications experience in both highly technical and major account sales environments. His experience includes supporting complex projects ranging from $100K to $58M in annual revenue. He was a telecommunications consultant from August 2002 to February 2003. From December 2000 to August 2002, he was a senior sales engineer for Net.com, a Denver, Colorado, company that provided telecommunications equipment to carriers. Mr. Bowden was a technical support manager for Qwest Communications International Inc. (formerly US West Communications), Denver, Colorado, from October 1998 to December 2000.

BRAD WOODS, DIRECTOR

         Mr. Brad Woods served as our Interim President & CEO from August 2003 to June 2004, and chief financial officer, secretary, and treasurer from March 2003 to June 2004. He has been a director since March 2003. He is a member of Breckenridge Capital Consulting Group, LLC. He has extensive experience in international investments, acquisitions, taxation, and computer applications with both public and private companies. Mr. Woods has also worked for Arthur Andersen & Co., where he executed projects for and on behalf of clients in the oil and gas, financial services, leasing, lodging, retail and light manufacturing industries. His experience includes practicing before the Securities and Exchange Commission, both with existing public companies and initial public offerings. He has also served as an advisor to numerous companies. Mr. Woods is a CPA in Colorado.

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

COMMITTEES

         In fiscal 2005 the board of directors did not have a standing audit, nominating, or compensation committees, rather the entire board of directors acted in such capacity. We do not have an audit committee financial expert.

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

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                  ---------------------------------------
                                ANNUAL COMPENSATION                        AWARDS              PAYOUTS
                  ---------------------------------------------------------------------------------------
                                                       OTHER       RESTRICTED    SECURITIES
    NAME AND                                           ANNUAL        STOCK       UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL                                        COMPENSA-      AWARD(S)      OPTIONS/      PAYOUTS    COMPENSA-
    POSITION        YEAR   SALARY ($)   BONUS ($)     TION ($)         ($)         SARS (#)        ($)      TION ($)
---------------------------------------------------------------------------------------------------------------------
      Pedro         2003       N/A         N/A          N/A           N/A            N/A          N/A         N/A
  Racelis, III      2004       -0-         -0-          -0-          64,000        800,000        -0-         -0-
President (1)<F1>   2005     144,000       -0-          -0-         128,000          -0-          -0-         -0-
---------------------------------------------------------------------------------------------------------------------
   Brad Woods
Former President    2003     153,305      15,750        -0-           -0-          300,000        -0-         -0-
 & CFO (2)<F2>      2004     40,000        -0-          -0-           -0-            -0-          -0-         -0-
                    2005       N/A         N/A          N/A           N/A            N/A          N/A         N/A
---------------------------------------------------------------------------------------------------------------------
  Philip Allen      2003     32,434       75,000        -0-           -0-            -0-          -0-         -0-
Former CEO (3)<F3>  2004       N/A         N/A          N/A           N/A            N/A          N/A         N/A
                    2005       N/A         N/A          N/A           N/A            N/A          N/A         N/A
---------------------------------------------------------------------------------------------------------------------
  Peter Fisher      2003     150,000       -0-          -0-           -0-            -0-          -0-         -0-
 Former Director    2004       N/A         N/A          N/A           N/A            N/A          N/A         N/A
    (4)<F4>         2005       N/A         N/A          N/A           N/A            N/A          N/A         N/A
---------------------------------------------------------------------------------------------------------------------
  Tyler Fisher      2003     108,000       -0-          -0-           -0-            -0-          -0-         -0-
 Former Director    2004       N/A         N/A          N/A           N/A            N/A          N/A         N/A
    (4)<F4>         2005       N/A         N/A          N/A           N/A            N/A          N/A         N/A
---------------------------------------------------------------------------------------------------------------------
   Henry Zaks       2003      3,000        -0-          -0-           -0-            -0-          -0-         -0-
Director (5)<F5>    2004     30,000        -0-          -0-         800,000          -0-          -0-         -0-
                    2005     30,000        -0-          -0-           -0-            -0-          -0-         -0-
---------------------------------------------------------------------------------------------------------------------
 Michael Bowden     2003       N/A         N/A          N/A           N/A            N/A          N/A         N/A
    (6)<F6>         2004       -0-         -0-          -0-          25,000          -0-          -0-         -0-
                    2005     120,000       -0-          -0-         500,000          -0-          -0-         -0-
---------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1>  Mr. Racelis become the President in June 2004.
(2)<F2> Mr. Woods became Chief Financial Officer in March 2003 and became the Interim President in August 2003. He served in both positions until June 2004.
(3)<F3>  Mr. Allen served as CEO from March 2003 to August 2003.
(4)<F4> Peter Fisher and Tyler Fisher resigned as Officers effective March 23, 2003. Mr. Fisher had been the president since April 2000. By resolution dated March 17, 2003, in conjunction with the Share Exchange Agreement with SCP, our board of directors approved compensation of $150,000 and $508,000 to Peter Fisher and Tyler Fisher, respectively, retroactive to December 31, 2002. Such compensation was paid by issuing 764,624 and 1,050,529 shares of our common stock.
(5)<F5>  Mr. Zaks joined our Board of Directors in September 2003.
(6)<F6> Mr. Bowden became our Chief Operations Officer in February 2005 and has been a director since January 2005.

         There have been no grants of stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, through December 31, 2005.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have not paid our outside directors fees for their services.

EMPLOYMENT AGREEMENTS

         On April 16, 2004, Pedro E. Racelis III was appointed as President & CEO of the Company and we entered into an employment agreement with Mr. Racelis at that time. Salary for Mr. Racelis in 2005 was $144,000. On March 1, 2006, we entered into a new employment agreement with Mr. Racelis for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Racelis will be paid an annual salary of $250,000, with increases of 10% annually.

         On February 1, 2005 Michael A. Bowden was appointed COO and we entered into an employment agreement with Mr. Bowden at that time. Salary for Mr. Bowden was $120,000 in 2005. On March 1, 2006, we entered into a new employment agreement with Mr. Bowden for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Bowden will be paid an annual salary of $225,000, with increases of 10% annually.

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

         As of December 31, 2005 options to purchase 13,518,052 shares were outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 31, 2006:

------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>               BENEFICIAL OWNERSHIP       PERCENT OF CLASS (2)<F2>
------------------------------------------------------------------------------------------------------------------
Pedro E. Racelis III (3)<F3>
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401                                           12,850,045                     10.417%
------------------------------------------------------------------------------------------------------------------

Michael A Bowden (4)<F4>
1746 Cole Boulevard, Suite 225                                   10,420,725                      8.459%
Golden, Colorado 80401
------------------------------------------------------------------------------------------------------------------

Brad Woods
1746 Cole Boulevard, Suite 225                                     612,500                       0.502%
Golden, Colorado 80401
------------------------------------------------------------------------------------------------------------------

Henry Zaks (5)<F5>
11649 N. Port Washington Rd, Suite 224                            5,454,627                      4.461%
Mequon, WI 53092
------------------------------------------------------------------------------------------------------------------

All officers and Directors as a Group (4 persons)                29,337,897                     23.561%
------------------------------------------------------------------------------------------------------------------
----------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 122,025,069 shares of Common Stock outstanding as of March 31, 2005. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 31, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> 2,341,667 of these shares are held in the name of Pedro E. Racelis III individually; an additional 9,175,000 shares are held in the name of Global Sales Strategies Inc., a Colorado corporation 100% owned and controlled by Pedro E. Racelis III; and 1,333,378 of these shares are 100% vested stock options granted pursuant to the Company's 2003 Stock Plan, exercisable at a price of $0.018.

(4)<F4>  1,875,000  of  these  shares are  held in the name of Michael A. Bowden individually; 7,384,615 shares are held in the name of MBE Ltd., a Colorado corporation 100% owned and controlled by Michael A. Bowden; 1,111,110 of these shares are 100% vested stock options granted pursuant to the Company's 2003 Stock Plan, exercisable at a price of $0.018; and 50,000 of these shares are 100% vested warrants, exercisable at a price of $0.50.

(5)<F5>  5,217,785 of these  shares  are  held  in  the  name  of Henry Zaks; an
         additional  236,842  of  these   shares  are  100%   vested   warrants,
         exercisable at a price of $0.40.


CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLANS

         As of December 31, 2005, our equity compensation plan information is as follows:

-------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
        Plan Category               warrants and rights                rights                   future issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans               12,440,929                     $0.022                      1,027,123
approved by securities holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             50,000                        None                         None
approved by securities holders
-------------------------------------------------------------------------------------------------------------------
Total                                   12,490,929                     $0.022                      1,027,123
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

         During the years ended December 31, 2004 and 2005, we paid amounts to related parties as follows:

----------------------------------------------------------------------------------------------------------------------

NAME                 RELATIONSHIP                                 AMOUNT PAID ($)               NATURE OF PAYMENT (a)
                                                      ---------------------------------------
                                                              2004                 2005
----------------------------------------------------------------------------------------------------------------------
Brad Woods           Former President,                       50,000
                     CEO & CFO
                     January 2004 - April 2004
                     Current Director                                              -0-          Consulting fee
----------------------------------------------------------------------------------------------------------------------
                     Beijing In-Touch President,            125,000                -0-
Train Top            Kent Lam's Company                                                         Consulting fee
----------------------------------------------------------------------------------------------------------------------
                     Current Director,                       14,600                -0-          Consulting fee;
Henry Zaks (b)       Notes holder                                                               Promissory note
----------------------------------------------------------------------------------------------------------------------
Dr. Allan            Former Director                         28,290                -0-          Consulting fee
Rabinoff
----------------------------------------------------------------------------------------------------------------------
Pedro E. Racelis                                            111,134                -0-
III (c)              CEO/President/Director                                                     Consulting fee
----------------------------------------------------------------------------------------------------------------------
Michael A.           COO & Director                          54,917                -0-          Consulting fee;
Bowden (d)                                                                                      Promissory note
----------------------------------------------------------------------------------------------------------------------

(a) Each of the individuals listed in the table received the fees enumerated in this table prior to each joining our board of directors.

(b) On June 27, 2003 and July 31, 2003, Henry Zaks, a Director, loaned us $80,000 and we issued a promissory note in such amount payable to Mr. Zaks. Henry Zaks was compensated prior to joining the Board as a consultant to review administration and accounting. During 2004, Henry Zaks converted notes payable of $80,000 and $45,000 into 657,895 shares of common stock at a conversion price of $0.19 per share. During 2005, Henry Zaks converted notes payable of $30,000 into shares of common stock at a conversion price of $0.05 per share, and converted notes payable of $20,000 into 857,085 shares of common stock at a conversion price of $0.029 per share. During 2005 and the first five months of 2006, Henry Zaks loaned us $23,217 and on May 3, 2006, we issued a promissory note in such amount payable to Mr. Zaks payable in full on October 2, 2006.

(c) During the first five months of 2006, Pedro E. Racelis, our CEO/President/Director loaned us $15,500 and on May 3, 2006, we issued a promissory note in such amount payable to Mr. Racelis payable in full on July 2, 2006.

(d) During 2005, our COO and Director, Michael Bowden loaned us $12,698.16 and we issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006. During the first five months of 2006, Michael Bowden loaned us $73,059.35 and on May 3, 2006, we issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006.


ITEM 13. EXHIBITS

(a) EXHIBITS:

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
   2.1 Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (1)
--------------------------------------------------------------------------------
   3.1          Articles of Incorporation (2)
--------------------------------------------------------------------------------
   3.2          Bylaws (2)
--------------------------------------------------------------------------------
   3.3          Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
   3.4          Certificate of Amendment to Articles of Incorporation (4)
--------------------------------------------------------------------------------
  10.1 Promissory Notes in the aggregate amount of $140,000, payable to Buck Krieger (10)
--------------------------------------------------------------------------------
  10.2 Promissory Note, dated June 27, 2003 in the amount of $50,000, and dated July 31, 2003 in the amount of $30,000, payable to Henry Zaks (5)
--------------------------------------------------------------------------------
  10.3 Promissory Note, dated July 31, 2003 in the amount of $20,000, payable to Robert Zappa (10)
--------------------------------------------------------------------------------
  10.4          2003 Stock Plan, as amended (6)
--------------------------------------------------------------------------------
  10.5 Investment Contract between Goldvision Technologies Ltd and SCP dated December 18, 2003 (6)
--------------------------------------------------------------------------------
  10.6 Extension Agreement to Investment Contract between Goldvision Technologies Ltd. and the Company dated August 5, 2003 (5)
--------------------------------------------------------------------------------
  10.7          Employment Agreement dated March 25, 2003 with Phillip Allen (6)
--------------------------------------------------------------------------------
  10.8          Employment Agreement dated March 25, 2003 with Brad A. Woods (6)
--------------------------------------------------------------------------------
  10.9          Separation & Voting Trust Agreement with Philip Allen (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
  10.10 Agreement between the Company and Bellador Advisory Services, Ltd. dated October 22, 2003 (5)
--------------------------------------------------------------------------------
  10.11 Agreement between the Company and China Netcom Group Beijing Company dated September 1, 2003 (5)
--------------------------------------------------------------------------------
  10.12         Agreement between the Company and MCI International Ltd. Co.
                dated August 14, 2003 (10)
--------------------------------------------------------------------------------
  10.13         Amendment to Employment Agreement dated April 23, 2004 with Brad
                A. Woods (7)
--------------------------------------------------------------------------------
  10.14         Employment Agreement dated April 23, 2004 with Pedro E. Racelis
                III (7)
--------------------------------------------------------------------------------
  10.15 Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (10)
--------------------------------------------------------------------------------
  10.16 Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (11)
--------------------------------------------------------------------------------
  10.17         Employment Agreement dated July 20, 2005 with Michael A. Bowden
--------------------------------------------------------------------------------
  10.18 Promissory Note, dated August 1, 2005 in the amount of $12,698.16 payable to Michael Bowden
--------------------------------------------------------------------------------
  10.19         Employment Agreement dated March 1, 2006 with Michael A. Bowden
--------------------------------------------------------------------------------
  10.20         Employment Agreement dated March 1, 2006 with Pedro E. Racelis
                III
--------------------------------------------------------------------------------
  10.21 Amendment to Letter agreement with Tianjin Create IT Company Ltd. dated May 18, 2006
--------------------------------------------------------------------------------
  10.22 Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III
--------------------------------------------------------------------------------
  10.23 Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks
--------------------------------------------------------------------------------
  10.24 Promissory Note, dated May 3, 2006 in the amount of $73,059.35 payable to Michael Bowden
--------------------------------------------------------------------------------
  16.1          Letter from the Rehmann Group, dated April 22, 2003 (8)
--------------------------------------------------------------------------------
  16.2          Letter from Moores Rowland, dated February 28, 2005 (9)
--------------------------------------------------------------------------------
  21.1          Subsidiaries of the registrant
--------------------------------------------------------------------------------
  31.1          Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-------------------

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

(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form S-8 (File No. 333-104457, filed April 27, 2004.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2003.
(9) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 11, 2005.
(10) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004.
(11) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 24, 2005 and filed June 6, 2005.


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

AUDIT FEES

         For the fiscal year ended December 31, 2005, Bongiovanni is expected to bill approximately $33,000 for the audit of our annual financial statements. For the fiscal year ended December 31, 2004, Bongiovanni billed $24,000 for the audit of our annual financial statements.

         For the fiscal year ended December 31, 2005, Bongiovanni billed $2,750 for the review of our Form 10-QSB filings. For the fiscal year ended December 31, 2004, Moores billed $18,000 for the review of our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

         For the fiscal year ended December 31, 2005, Bongiovanni is expected to bill $0 for tax compliance, tax advice, and tax planning services. For the fiscal year ended December 31, 2004, Bongiovanni and Moores billed $0 for tax compliance, tax advice, and tax planning services, respectively.

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

                                   CHINA WIRELESS COMMUNICATIONS, INC.



Date:  May 22, 2006                By: /s/ PEDRO E. RACELIS III
                                      ------------------------------------------
                                      Pedro E. Racelis III, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE

                                                  President (Principal Executive
                                                  Officer) and Chief Financial Officer
/s/ PEDRO E. RACELIS III                          (Principal Financial and Accounting            May 22, 2006
--------------------------------------------      (Officer)
Pedro E. Racelis III



/s/ HENRY ZAKS                                    Director                                       May 22, 2006
--------------------------------------------
Henry Zaks



/s/ MICHAEL A. BOWDEN                             Director and Chief Operating Officer           May 22, 2006
--------------------------------------------
Michael A. Bowden




                                                  Director
--------------------------------------------
Brad Woods


                                    --------
                    CONSOLIDATED AUDITED FINANCIAL STATEMENTS

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                DECEMBER 31, 2005
                                    --------








                       BONGIOVANNI & ASSOCIATES, C.P.A.'s
                          CERTIFIED PUBLIC ACCOUNTANTS

                                    CONTENTS

    =========================================================================

         REPORT OF INDEPENDENT REGISTERED PUBLIC
         ACCOUNTING FIRM.....................................         F-3

         CONSOLIDATED BALANCE SHEET..........................         F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS...............         F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS...............         F-6

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT.....         F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........     F-8 to F-18


    =========================================================================

BONGIOVANNI & ASSOCIATES, C.P.A.'s
17111 KENTON DRIVE, SUITE 100-B
CORNELIUS, NORTH CAROLINA 28031
PHONE (704) 892-8733

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

China Wireless Communications, Inc.
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401-3208

To the Board of Directors and Stockholders of China Wireless Communications,
Inc.

We have audited the accompanying consolidated balance sheet of China Wireless Communications, Inc. (the "Company") and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and the consolidated results of their operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders' deficit, has discontinued operations, has a negative cash flow from operations, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BONGIOVANNI & ASSOCIATES, CPA'S

Bongiovanni & Associates, CPA's
Charlotte, North Carolina
May 22, 2006

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

                                                                                             US$
ASSETS

Current assets:
Cash and cash equivalents                                                         $                  14,779
Prepaid expenses                                                                                      5,796
Accounts receivable                                                                                  12,487
Advances to suppliers                                                                                 6,939
Due from related party                                                                               39,389
Other receivables                                                                                    22,233
                                                                                  --------------------------

TOTAL CURRENT ASSETS                                                                                101,623
                                                                                  --------------------------

Fixed assets:
Vehicle                                                                                              19,900
Office equipment                                                                                        351
Accumulated depreciation                                                                            (10,488)
                                                                                  --------------------------
Fixed assets                                                                                          9,763
                                                                                  --------------------------

TOTAL ASSETS                                                                      $                 111,386
                                                                                  ==========================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                             $                 220,175
Advances from customers                                                                              56,930
Interest payable                                                                                     25,520
Notes payable                                                                                       170,173
                                                                                  --------------------------

TOTAL CURRENT LIABILITIES                                                                           472,798
                                                                                  --------------------------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000
shares of preferred stock authorized, none issued and outstanding                                       -
Common stock, par value $0.001 per share,
250,000,000 shares of common stock authorized,
89,787,018 shares of stock issued and outstanding                                                    89,787
Additional paid-in capital                                                                       10,117,796
Accumulated deficit                                                                             (10,568,995)
                                                                                  --------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                        (361,412)
                                                                                  --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $                  71,997
                                                                                  ==========================

                See notes to consolidated financial statements.

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004


                                                                              US$                            US$
                                                                           YEAR ENDED                    YEAR ENDED
                                                                         DEC. 31, 2005                  DEC. 31, 2004
Operating revenue:
Sales                                                                 $        338,215               $            -
                                                                      ------------------------------------------------

Cost of Sales                                                                  383,162                            -
                                                                      ------------------------------------------------

GROSS PROFIT (LOSS)                                                            (44,947)                           -

Operating expenses:
Common stock issued for compensation                                         1,927,876                      3,106,942
General and administrative expenses                                             75,763                            -
                                                                      ------------------------------------------------

TOTAL OPERATING EXPENSES                                                     2,003,639                      3,106,942
                                                                      ------------------------------------------------

Loss from operations                                                        (2,048,586)                    (3,106,942)

Non-operating income (expenses):
Interest income                                                                    237                            -
Other income                                                                   132,783                        116,134
Interest expense                                                               (20,402)                       (19,141)
                                                                      ------------------------------------------------

TOTAL NON-OPERATING INCOME                                                     112,618                         96,993

Net loss from continuing operations                                         (1,935,968)                    (3,009,949)

Discontinued operations:
Loss from discontinued operations                                                  -                       (1,019,213)
                                                                      ------------------------------------------------

NET LOSS                                                              $     (1,935,968)              $     (4,029,162)
                                                                      ================================================

Net loss per share from continuing operations                                    (0.03)                         (0.09)
Net loss per share from discontinued operations                                  (0.03)                         (0.03)
                                                                      ------------------------------------------------
Basic and fully diluted net loss per common share                     $          (0.02)              $          (0.12)
                                                                      ================================================

Weighted average common shares outstanding,
basic and fully diluted                                                     71,618,722                     34,752,716
                                                                      ================================================

                See notes to consolidated financial statements.

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    YEAR ENDED         YEAR ENDED
                                                                                    DEC. 31, 2005      DEC. 31, 2004
                                                                                    US$                US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $    (1,935,968)    $    (4,029,162)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                               10,488                 -
Common stock issued for compensation                                                    1,927,876           3,107,158
Forgiveness of loans payable                                                             (220,831)                -
Discontinued operations, net                                                                  -              (345,831)
Prior period adjustment                                                                   (52,799)                -
(Increase) decrease in operating assets:
Prepayments and other receivables                                                         (47,454)            201,631
Due from related party                                                                    (39,389)                -
Increase (decrease) in operating liabilities:
Accounts payables and accrued expesnes                                                    142,364                (379)
Advances from customers                                                                    56,930                 -
Interest payable                                                                           (1,242)                -
                                                                                  ----------------    ----------------
NET CASH (USED IN) OPERATING ACTIVITIES                                                  (160,025)         (1,066,583)
                                                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                               (20,252)                -
Discontinued operations, net                                                                  -               400,239
Decrease in pledged deposits                                                                  -                22,197
                                                                                  ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (20,252)            422,436
                                                                                  ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                                143,694             770,829
Incurrence (repayment) of loans                                                               -              (147,090)
Proceeds from issuance of notes payable                                                    46,573              45,000
Bank overdraft increase (decrease)                                                            -                (6,609)
Repayment of notes payable                                                                    -                (6,000)
Repayments of convertible notes payable                                                       -               (11,000)
                                                                                  ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 190,267             645,130
                                                                                  ----------------    ----------------
NET INCREASE  IN CASH AND
CASH EQUIVALENTS                                                                            9,990                 983
                                                                                  ----------------    ----------------
CASH AND CASH EQUIVALENTS:
Beginning of year                                                                           4,789               3,806
                                                                                  ----------------    ----------------
End of year                                                                       $        14,779     $         4,789
                                                                                  ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $           -       $           -
                                                                                  ================    ================
Income taxes paid                                                                 $           -       $           -
                                                                                  ================    ================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for compensation                                              $     1,927,876     $     3,107,158
                                                                                  ================    ================
Conversion of convertible debt into notes payable                                 $           -       $        30,000
                                                                                  ================    ================
Conversion of notes payable into common stock                                     $        50,000     $       125,000
                                                                                  ================    ================
Interest paid with common stock                                                   $        21,644     $           -
                                                                                  ================    ================


                See notes to consolidated financial statements.

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005,2004 AND 2003

                                                                   Common stock          Additional
                                                             ------------------------    paid-in        Accumulated
                                                                Number       Amount      capital        deficit        Total
                                                                               US$       US$            US$            US$
                                                             -----------   ----------    ------------   -------------  -------------
     Balances at December 31, 2003                            26,213,953       26,214       4,231,812     (4,551,066)      (293,040)
                                                             -----------   ----------    ------------   -------------  -------------

     Common stock issued for services at prices ranging
     from $.04 per share to $.80 per share                    18,476,746       18,477       3,088,681              -      3,107,158

     Common stock issued for cash at prices ranging
     from $.28 per share to $.73 per share, net of
     issuance costs of $795,458                                2,476,870        2,476         768,353              -        770,829

     Net loss for the year 2004                                        -            -               -     (4,029,162)    (4,029,162)
                                                             -----------   ----------    ------------   -------------  -------------
     Balances at December 31, 2004                            47,167,569       47,167       8,088,846     (8,580,228)      (444,215)
                                                             -----------   ----------    ------------   -------------  -------------
     Common stock issued for services at prices ranging
     from $.02 per share to $.10 per share                    38,926,923       38,927       1,488,972              -      1,527,899
     Common stock issued for cash at prices ranging
     from $.02 per share to $.10 per share                     3,692,526        3,693         140,001              -        143,694

     Prior period adjustment - see footnotes                                                                 (52,799)       (52,799)

     Net loss for the year 2005                                        -            -               -     (1,565,521)    (1,565,521)
                                                             -----------   ----------    ------------   -------------  -------------
     Balances at December 31, 2005                            89,787,018   $   89,787    $  9,717,819   $(10,198,548)  $   (390,942)
                                                             ===========   ==========    ============   =============  =============




                See notes to consolidated financial statements.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Wireless Communications, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 8, 1999 under the name of i-Track, Inc. On March 21, 2003, the Company entered into an agreement with a related entity whereby the Company distributed to the related entity all its assets and the related entity assumed all liabilities of the Company. Accordingly, as of March 21, 2003, the Company entirely ceased its prior business operations.

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

On May 24, 2005, the Company entered into a letter agreement to acquire 51% of the stock of Tianjin Create Co. for total consideration of $53,839, comprised of cash in the amount of $40,379 and 448,665 shares of the Company's common stock valued at $0.03 per share, (a total of $13,460 in the Company's common stock). The Company has since paid $13,460 in its common stock and cash of $8,000 to the founders of Tianjin Create Co. On May 18, 2006, the Company entered into an amended agreement whereby it agreed to further pay $105,307 in cash to the founders of Tianjin Create Co. by August 31, 2006. Presently, the Company, through its subsidiary Tianjin Create Co., provides information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People's Republic of China.

2. BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP").

(a) Going concern. The Company has suffered recurring losses from operations, has negative working capital, has a negative cash flow from operations, and has a stockholders' deficit as of December 31, 2005. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

2. BASIS OF PRESENTATION (continued)

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

(b) Principles of consolidation. The consolidated financial statements include the financial information of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the period are consolidated from or to their effective dates of acquisition or disposal, respectively.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the consolidated financial statements.

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

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The calculation of diluted earnings (loss) per share is based on earnings (loss) available to common shareholders and on the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The Company's stock warrants and stock options are anti-dilutive due to the net loss per share. There were no adjustments required to net loss for the periods presented in the computation of diluted earnings per share. There were 9,022,684 common stock equivalents (CSE) excluded from the computation of diluted loss per share.

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

(j) Management's use of estimates. The preparation of consolidated financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but not limited to depreciation, taxes and contingencies. Actual results could differ from those estimates. The Company has a change in accounting estimate of $17,755 as a result of an over accrual of travel expenses due to a former employee. The change resulted in an increase in other income of $17,755 and a reductin in accrued liability of $17,755.

(k) Fair value of financial instruments. The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which include cash, accounts receivable, prepaid expenses, advances to suppliers, other receivables, accounts payable and accrued expenses, interest payable, advances from customers and notes payable, approximate their carrying values in the consolidated financial statements.

(l) Cash and cash equivalents. Cash equivalents include all highly liquid investments, generally with original maturities of three months or less that are readily convertible to known amount of cash and which are subject to an insignificant risk of changes in value.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Fixed assets and depreciation. Fixed assets are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to fixed assets sold or no longer in service are eliminated from the accounts and any gain or loss is included in the consolidated statement of operations.

Depreciation is calculated to write off the cost of fixed assets over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight-line method, at the following rates per annum:

Vehicles                                    20%
Office equipment                            20%

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the consolidated statement of operations.

The Company recognizes an impairment loss on fixed assets when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company comparies the assets' carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

(n) Stock-based compensation. The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On March 22, 2003, the Company granted options to subscribe for shares of the Company to its directors and officers ("Options I"). The option period commenced on the effective date of grant and expired on October 31, 2004. The options were granted at an exercise price of $0.35 per share, which was the market price on the grant date. As of December 31, 2005, none of these options were outstanding. 50,000 options were exercised during 2004 and none were exercised during 2005.

On July 7, 2003, the Company granted options to subscribe for shares of the Company to its employees ("Options II"). The option period commenced on October 1, 2004 and will expire three years after such date. The options were granted at an exercise price of $0.41 per share, which approximates the market price on the grant date.

During the year ended December 31, 2005, the Company granted options to subscribe for shares of the Company to its employees ("Obtions III"). The option periods commenced January 19, 2005 and were granted on a series of dates through August 9, 2005. The options were granted at exercise prices ranging from $0.063 to $0.020, each approximating the market prices on the respective grant dates. All the options granted during 2005 expire one year from their respective grant dates. As of December 31, 2005, 6,571,605 options were outstanding and no options were exercised during the year ended December 31, 2005.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Had compensation prices of the same stock options been determined based on their values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been reported as follows:

                                  Year ended              Year ended
                                  December 31,            December 31,
                                  2004                    2005
                                  -------------           --------------
Net loss
As reported                       ($4,029,162)            ($1,935,968)
Total stock-based
compensation expenses             $-0-                    $-0-
Pro forma                         ($4,029,162)            ($1,935,968)
Basic net loss per share
As reported                       ($0.116)                ($0.03)
Pro forma                         ($0.116)                ($0.03)

The fair values of the options have been calculated using the Black-Scholes option pricing model with the following assumptions:

            Expected volatility:             57%
            Risk-free interest rate:         3.5%
            Contractual life:                1.75 years

(o) New Accounting Pronouncements

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

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

4. INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates. As the Company has incurred losses since inception, there is no current provision for income taxes.

A reconciliation of the Company's effective tax rate to the statutory rate in the United States is as follows:

                                                        Year Ended             Year Ended
                                                        December 31,           December 31,
                                                        2005                   2004
                                                        -----------            -----------
United States statutory rate                            34.0%                  34.0%
State taxes, net of Federal benefits                    3.3%                   3.3%
                                                        -----------            -----------

Statutory rate                                          37.3%                  37.3%
Effect of different tax rates of companies
operating in other jurisdiction                         (1.0%)                 (1.0%)
Non-deductible expenses                                 (0.2%)                 (1.9%)
Valuation allowance for deferred tax assets
 (Note (a))                                             (31.0%)                (29.3%)
Effect of tax holidays (Note (b))                       (5.1%)                 (5.1%)
                                                        -----------            -----------

                                                        --                     --
                                                        ===========            ===========

(a) The Company's operating loss carry forward amounted to a total of approximately $1,200,000 that will expire after twenty years from the year of the losses were incurred unless utilized. Additionally, the ability to recognize the benefit from the net operating loss carry forwards of the Company could be limited under Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined. As a result, the income tax benefit of the net operating loss carry forwards has not been recognized.

(b) All of the Company's income was generated in the PRC by Tianjin Create Co. (and In-Touch prior to discontinued operations in 2004.) Tianjin Create Co. and In-Touch, both being hi-tech enterprises, are exempted from the PRC enterprise income tax from 2004 to 2005, followed by a 50% reduction for the next three years. Under current PRC tax laws, In-Touch's losses of $553,625 (2003:
$545,000) will expire after five years. The tax effect of Tianjin Create Co.'s net loss for 2005 is immaterial to the consolidated financial statements taken as a whole.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

4. INCOME TAXES (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets are as follows:

Net operating loss carry forward:                       $   448,000
Start-up and cost capitalized for tax purposes:           1,351,000
                                                        -----------

Total deferred tax assets                                 1,799,000
Valuation allowance for deferred tax assets              (1,799,000)
                                                        ------------

Net deferred taxes                                      $    -0-
                                                        ============

5. LOANS PAYABLE

The loans were advanced by three Chinese companies in prior years, which were unsecured, interest-free (interest was imputed) and had no fixed repayment terms.

During 2005, $220,831 in loans payable were forgiven by all three Chinese companies in 2005. This amount is included in other income in the accompanying consolidated statements of operations.

6. NOTES PAYABLE

The notes payable at December 31, 2005 are unsecured, bear interest at 8% per annum and are all currently payable. Other details are set out below:

                                                                                               Amount as of
                                                                                               December 31,
     Holder             Issue Date          Maturity Date      Original Amount                     2005

Unrelated          September 17, 2002     February 28, 2003        $50,000
individual
                   January 17, 2002       February 28, 2003        $50,000
                   May 21, 2003           August 30, 2003          $40,000
                   May 21, 2003           August 30, 2003          $35,000
                                                                 ----------
                                                                   $175,000                        $ 69,600
                                                                 ==========

Unrelated entity   July 31, 2003          September 30, 2003       $20,000                         $ 20,000


Unrelated          July 31, 2003          June 11, 2004            $30,000                         $ 30,000
individual

Related party      August 30, 2005        December 31, 2005        $12,875                         $ 12,875
Director           to November 8, 2005

Related party      August 1, 2005         July 2, 2006             $12,698                         $ 12,698
Director           to Devember 20, 2005

Unrelated          October 12, 2005       Paid off in              $ 5,000                         $ 5,000
individual                                January 2006

Unrelated          January 1, 2005        July 15, 2005            $20,000                         $20,000
individual         to July 11, 2005
                                                                                                 -----------
                                                                                                   $170,173
                                                                                                 ===========

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

6. NOTES PAYABLE (continued)

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

During 2005 $50,000 of notes payable was converted into common stock by an unrelated individual note holder.

7. RELATED PARTY TRANSACTIONS

In addition to the transactions/information disclosed elsewhere in these consolidated financial statements, the Company had the following transactions with related parties.

    During the years ended December 31, 2004 and 2005, the Company paid amounts to related parties as follows:

----------------------------------------------------------------------------------------------------------
                                                                                         NATURE OF
NAME                RELATIONSHIP                             AMOUNT PAID ($)             PAYMENT (a)
                                                    -------------------------------
                                                          2004               2005
----------------------------------------------------------------------------------------------------------
                    Former President,
                    CEO & CFO                            50,000               -0-        Consulting fee
Brad Woods          January 2004 - April 2004
                    Current Director
---------------------------------------------------------------------------------------------------------
Train Top           Beijing In-Touch President,          125,000              -0-        Consulting fee
---------------------------------------------------------------------------------------------------------
                    Current Director,                    14,600               -0-        Consulting fee;
Henry Zaks (b)      Notes holder                                                         Promissory note
---------------------------------------------------------------------------------------------------------
Dr. Allan Rabinoff  Former Director                      28,290               -0-        Consulting fee
---------------------------------------------------------------------------------------------------------
Pedro E. Racelis    CEO/President/Director               111,134              -0-        Consulting fee
III (c)
---------------------------------------------------------------------------------------------------------
Michael A. Bowden   COO & Director                       54,917               -0-        Consulting fee;
(d)                                                                                      Promissory note
---------------------------------------------------------------------------------------------------------

(a) Each of the individuals listed in the table received the fees enumerated in this table prior to each joining the Company's board of directors.

(b) On June 27, 2003 and July 31, 2003, Henry Zaks, a Director, loaned the Company $80,000 and the Company issued a promissory note in such amount payable to Mr. Zaks. Henry Zaks was compensated prior to joining the Board as a consultant to review administration and accounting. During 2004, Henry Zaks converted notes payable of $80,000 and $45,000 into 657,895 shares of common stock at a conversion price of $0.19 per share. During 2005, Henry Zaks converted notes payable of $30,000 into shares of common stock at a conversion price of $0.05 per share, and converted notes payable of $20,000 into 857,085 shares of common stock at a conversion price of $0.029 per share. During the first five months of 2006, Henry Zaks loaned the Company $23,217 and on May 3, 2006, the Company issued a promissory note in such amount payable to Mr. Zaks payable in full on October 2, 2006.

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


7.   RELATED PARTY TRANSACTIONS (continued)

(c) During the first five months of 2006, Pedro E. Racelis, the Company's CEO/President/Director loaned the Company $15,500 and on May 3, 2006, the Company issued a promissory note in such amount payable to Mr. Racelis payable in full on July 2, 2006.

(d) On August 1, 2005, the Company's COO and Director, Michael Bowden loaned the Company $12,698.16 and the Company issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006. During 2006, Michael Bowden loaned the Company $73,059.35 and on May 3, 2006, the Company issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006.

8.   COMMITMENTS AND CONTINGENCIES

On March 1, 2006, the Company entered into a new employment agreement with Mr. Racelis as President and Chief Executive Officer for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Racelis will be paid an annual salary of $250,000, with increases of 10% annually.

On March 1, 2006, the Company entered into a new employment agreement with Mr. Bowden as its Chief Operating Officer for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Bowden will be paid an annual salary of $225,000, with increases of 10% annually.

The Company leases certain office premises under non-cancelable operating leases. All leases are for a term of less than one year. Rental expenses under operating leases was $7,214 and $168,568 for the years ended December 31, 2005 and 2004, respectively.

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

The pension expense for the year ended December 31, 2005 was $-0- and for December 31, 2004 it was $41,631.

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

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


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

12. STOCK WARRANTS

In prior years, the Company issued 670,000 warrants to non-employees and none of the warrants has been exercised. Upon the reverse acquisition as detailed in note 1 to the financial statements, those warrants were converted into 1,953,125 warrants of the Company. Each warrant entitles its holder to purchase one share of the Comapny's common stock at $1.00 per share. The Company extended the exercise date of these warrants until and prior to July 1, 2006.

In June 2004, the Company issued 261,670 warrants to non-employees in a private placement. None of these warrants has been exercised. Each warrant entitles its holder to purchase one share of the Company's common stock at $0.45 per share. These warrants are exercisable until and prior to July 1, 2006. Michael Bowden, a Director and COO of the Company holds 50,000 of these warrants, where were issued to him prior to his employment as an officer with the Company.

Henry Zaks, a Director of the Company holds 236,842 warrants exercisable at $0.40 per share. These warrants are exercisable until and prior to July 8, 2007.

As a result, total warrants outstanding at December 31, 2005 were 2,451,079.

13. EQUITY

On November 22, 2004, the Company legally amended its Articles of Incorporation to increase its authorized common shares to 250,000,000 with a continued par value of $.001 per share.

14. DISCONTINUED OPERATIONS

During 2004, the Company's operating subsidiaries ceased operations due to recurring losses and change in management. The subsidiaries represented 100% of the Company's revenues. The discontinued operations are reported in these consolidated financial statements for reporting year of December 31, 2004 as follows:

                                             2005        2004
                                             ----        ----

Revenues                                     $  -        $   259,467
Costs and Expenses                           $  -        $(1,278,680)
                                             ------------------------
Loss from discontinued operations            $  -        $(1,019,213)
                                             ------------------------

                       CHINA WIRELESS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

15. SUBSEQUENT EVENTS

On March 1, 2006, the Company entered into a new employment agreement with Mr. Racelis for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Racelis will be paid an annual salary of $250,000, with increases of 10% annually.

On March 1, 2006, the Company entered into a new employment agreement with Mr. Bowden for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Bowden will be paid an annual salary of $225,000, with increases of 10% annually.

During the first five months of 2006, Henry Zaks loaned the Company $23,217 and on May 3, 2006, the Company issued a promissory note in such amount payable to Mr. Zaks payable in full on October 2, 2006.

During the first five months of 2006, Pedro E. Racelis, the Company's CEO/President/Director loaned the Company $15,500 and on May 3, 2006, the Company issued a promissory note in such amount payable to Mr. Racelis payable in full on July 2, 2006.

During the first five months of 2006, Michael Bowden loaned the Company $73,059 and on May 3, 2006, the Company issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006.

On May 18, 2006, the Company entered into an amended agreement whereby the Company agreed to further pay $105,307 in cash to the founders of Tianjin Create IT Co. by August 31, 2006 in connection with the Company's acquisition of Tianjin Create IT Co.


16.  PRIOR PERIOD ADJUSTMENT

Accounts payable and accrued expenses at the beginning of 2005 has been adjusted. The adjustments resulted from addition 2004 unpaid vendor invoices that were discovered by management of the Company in 2006. The errors have an effect on net loss for 2004 in the amount of $52,799.