Form 10QSB
period 2006-03-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2006-05-22
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to _______________

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

Yes (X) No ( )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ( ) No (X)

Number of shares outstanding of the registrant's class of common stock as of April 30, 2006 was 122,025,069.

Transitional Small Business Disclosure Format (check one):    Yes ( ) No (X)

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1. - Financial Statements

                - Condensed Consolidated Balance Sheet
                  As of March 31, 2006 (Unaudited).............................3

                - Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 2006 and 2005 (Unaudited).......4

                - Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2006 and 2005 (Unaudited).......5

                - Notes to and Forming Part of the Condensed Financial
                  Statements...................................................6

        Item 2. - Management's Discussion and Analysis or Plan of
                  Operations .................................................10

        Item 3. - Controls and Procedures.....................................14

PART II. OTHER INFORMATION

        Item 1. - Legal Proceedings ..........................................14

        Item 2. - Unregistered Sales of Equity Securities and Use of
                  Proceeds....................................................14

        Item 3. - Defaults Upon Senior Securities ............................14

        Item 4. - Submission of Matters to a Vote of Security Holders ........14

        Item 5. - Other Information ..........................................14

        Item 6. - Exhibits....................................................14

SIGNATURES ...................................................................17

CERTIFICATIONS................................................................18

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006 (Unaudited)

                                                                                     US$
    ASSETS

    Current assets:
    Cash and cash equivalents                                               $        28,179
    Prepaid expenses                                                                  4,847
    Accounts receivables                                                             39,324
    Advances to suppliers                                                               611
    Other receivables                                                                20,667
    Inventory                                                                        71,400
                                                                            ----------------
    Total current assets                                                            165,028

    Fixed assets:
    Vehicle                                                                          19,900
    Office equipment                                                                    583
    Accumulated depreciation                                                        (11,353)
                                                                            ----------------
    Fixed assets, net                                                                 9,130
                                                                            ----------------

    TOTAL ASSETS                                                            $       174,158
                                                                            ================

    LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current liabilities:
    Accounts payable and accrued expenses                                   $       234,002
    Advances from customers                                                          68,719
    Interest payable                                                                 29,998
    Notes payable                                                                   242,063
                                                                            ----------------

    TOTAL CURRENT LIABILITIES                                                       574,782

    Commitments and contingencies

    Stockholders' deficit:
    Preferred stock, par value $0.01 per share, 1,000,000
    shares of preferred stock authorized, none issued and outstanding                   -
    Common stock, par value $0.001 per share,
    250,000,000 shares of common stock authorized,
    122,025,069 shares of stock issued and outstanding                              122,025
    Additional paid-in capital                                                   11,393,115
    Accumulated deficit                                                         (11,915,764)
                                                                            ----------------

    TOTAL STOCKHOLDERS' DEFICIT                                                    (400,624)
                                                                            ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $       174,158
                                                                            ================

             The financial statements should be read in conjunction
                           with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 (Unaudited)


                                                                           US$               US$
                                                                     For three months ended March 31,
                                                                    -----------------------------------
                                                                           2006             2005
                                                                    ---------------    --------------
    Operating revenue:
    Sales                                                           $       55,763     $         -
                                                                    ---------------    --------------

    Cost of sales                                                           53,069               -
                                                                    ---------------    --------------

    GROSS PROFIT                                                             2,694               -

    Operating expenses:
    Common stock issued for compensation                                 1,221,623           910,108
    Bad debt expense                                                        39,389               -
    General and administrative expenses                                     85,098            26,261
                                                                    ---------------    --------------

    TOTAL OPERATING EXPENSES                                             1,346,110           936,369
                                                                    ===============    ==============

    Loss from operations                                                (1,343,416)         (936,369)

    Non-operating income (expenses):
    Other income                                                             1,124               200
    Interest expense                                                        (4,477)              -
                                                                    ---------------    --------------

    TOTAL NON-OPERATING INCOME (EXPENSES)                                   (3,353)              200

    NET LOSS                                                        $   (1,346,769)    $    (936,169)
                                                                    ===============    ==============

    Net loss per share                                                       (0.01)            (0.02)
                                                                    ---------------    --------------

    Basic and fully diluted net loss per common share                        (0.01)            (0.02)
                                                                    ===============    ==============

    Weighted average common shares outstanding,
    basic and fully diluted                                            121,077,855        55,413,711
                                                                    ===============    ==============

             The financial statements should be read in conjunction
                           with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 (Unaudited)

                                                                                           For three months ended March 31
                                                                                              2006                 2005
                                                                                               US$                  US$
                                                                                        --------------      --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $  (1,346,769)      $    (936,169)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation                                                                                  865                 -

    Common stock issued for compensation                                                    1,221,623             940,108
    Bad debt                                                                                   39,389                 -
    (Increase) decrease in operating assets:
    Prepayments and other receivables                                                         (17,994)                -
    Inventory                                                                                 (71,400)                -
    Increase (decrease) in operating liabilities:
    Accounts payables and accrued expenses                                                     13,827             (84,626)
    Advances from customers                                                                    11,789                 -
    Interest payable                                                                            4,478                 -
                                                                                        --------------      --------------
    NET CASH (USED IN) OPERATING ACTIVITIES                                                  (144,192)            (80,687)
                                                                                        --------------      --------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                                                                  (233)                -
                                                                                        --------------      --------------
    NET CASH (USED IN) INVESTING ACTIVITIES                                                      (233)                -
                                                                                        --------------      --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                     85,935              30,000
    Proceeds from issuance of notes payable                                                    71,890              50,000
                                                                                        --------------      --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 157,825              80,000
                                                                                        --------------      --------------
    NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                           13,400                (687)
                                                                                        --------------      --------------
    CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                        14,779               4,789
                                                                                        --------------      --------------
    End of period                                                                       $      28,179       $       4,102
                                                                                        ==============      ==============
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                                       $         -         $         -
                                                                                        ==============      ==============

    Income taxes paid                                                                   $         -         $         -
                                                                                        ==============      ==============
    NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for compensation                                                $   1,221,623       $     940,108
                                                                                        ==============      ==============
    Conversion of notes payable into common stock                                       $      13,295       $         -
                                                                                        ==============      ==============

             The financial statements should be read in conjunction
                           with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO AND FORMING PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2006 (Unaudited)

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

         BASIS OF PRESENTATION
         The accompanying financial data as of March 31, 2006 and for the three months ended March 31, 2006 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's form 10-KSB for the fiscal year ended December 31, 2005.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO AND FORMING PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2006 (Unaudited)


1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

                                                                         Three Months Ended March 31,
                                                             -----------------------------------------------------
                                                                        2006                        2005
                                                                         US$                         US$
          Net loss
            As reported                                              (1,307,380)                  (936,169)
            Total stock-based compensation expenses                       -                           -
                                                             -----------------------------------------------------

            Pro forma                                                (1,307,380)                  (936,169)
                                                             =====================================================
          Basic net loss per share
            As reported                                                 (0.01)                      (0.02)
                                                             =====================================================

            Pro forma                                                   (0.01)                      (0.02)
                                                             =====================================================

2.       ORGANIZATION

         On May 24, 2005, the Company acquired 51% of the stock of Tianjin Create Co., a systems integration and information technology company located in Tianjin, China. Tianjin Create Co. was established in 2002 by Frank Li, a former professor of engineering at NanKai University, the oldest university in China.

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

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO AND FORMING PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2006 (Unaudited)


3.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

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

4.       PREPARATION OF FINANCIAL STATEMENTS

         The Company is in the process of rebuilding its business to execute on its new business plan, which is focused on acquiring unique and innovative technologies to market in China. The Company has incurred losses of $11,505,928 since inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".

5.       LOSS PER COMMON STOCK

         The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months ended March 31, 2006 is 121,077,855 shares.

         As of March 31, 2006, 9,022,684 shares in total could be issued pursuant to the outstanding convertible debt, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

6.       SUBSEQUENT EVENTS

         During the first five months of 2006, Henry Zaks loaned us $23,217 and on May 3, 2006, we issued a promissory note in such amount payable to Mr. Zak's payable in full on October 2, 2006.

         During the first five months of 2006, Pedro E. Racelis, our CEO/President/Director loaned us $15,500 and on May 3, 2006, we issued a promissory note in such amount payable to Mr. Racelis payable in full on July 2, 2006.

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO AND FORMING PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2006 (Unaudited)


6.       SUBSEQUENT EVENTS (CONTINUED)

         During the first five months of 2006, Michael Bowden loaned us $73,059 and on May 3, 2006, we issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006.

         On May 18, 2006, the Company entered into an amended agreement whereby we agreed to further pay $105,307 in cash to the founders of Tianjin Create IT Co. by August 31, 2006 in connection with our acquisition of Tianjin Create IT Co.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may", "will," "expect," "anticipate," "estimate," "continue," "believe," or similar words. We have made forward-looking statements with respect to the following, among others: our goals and strategies; our expectations related to growth of our broadband internet, content and wireless access and transport in China and the performance under our agreements; our ability to obtain and operate licenses and permits to operate in China; our ability to earn sufficient revenues in China; the importance and expected growth of satellite communications, broadband internet, content and wireless access and transport in China and the demand for these services in China; our ability to continue as a going concern; and our future performance and our results of operations. These statements are forward looking and reflect our current expectations. We are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in satellite communications, broadband internet, content and wireless access and transport in the marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB filed with the United States Securities and
Exchange Commission on May 19, 2006. In light of the many risks and uncertainties surrounding the Company, China, and the satellite communications, broadband internet, content and wireless access and the transport marketplace in China, you should keep in mind that we cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward-looking statements.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the three months ended March 31, 2006 of $1,346,769 and a net loss of $1,935,968 for the year ended December 31, 2005. At March 31, 2006, we had an accumulated deficit of $11,915,764 and a working capital deficit of $409,754.

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

Operating  expenses  for the quarter  ended March 31,  2006 were  $1,346,110  as compared to $936,369 for the quarter ended March 31, 2005. Net losses for the quarters ended March 31, 2006 and 2005 were $1,346,769 and $936,169, respectively. Operating expenses for the quarter ended March 31, 2006 included $1,221,623 relating to issuance of stock for compensation versus $910,108 for the quarter ended March 31, 2005, an increase of $311,515 in the issuance of stock for compensation.

During the quarter ended March 31, 2006, the Company  generated service revenues
of  $55,763,  from  customers  in  the  education,   banking,   brokerage,   sea
transportation, oil and gas, manufacturing and government sectors.

LIQUIDITY AND CAPITAL RESOURCES

For the three-months ended March 31, 2006, we used $144,192 in cash for Operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $1,221,623. Financing activities provided cash of 157,825 through issuances of our common stock and increases in notes payable through borrowings.

At March 31, 2006, we had current assets of $165,028 and current liabilities of $574,782, resulting in a working capital deficit of $409,754, as compared to a deficit of $400,705 at December 31, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of March 31, 2006. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
  10.5 Investment Contract between Goldvision Technologies Ltd and SCP dated December 18, 2003 (6)
--------------------------------------------------------------------------------
  10.6 Extension Agreement to Investment Contract between Goldvision Technologies Ltd. and the Company dated August 5, 2003 (5)
--------------------------------------------------------------------------------
  10.7          Employment Agreement dated March 25, 2003 with Phillip Allen (6)
--------------------------------------------------------------------------------
  10.8          Employment Agreement dated March 25, 2003 with Brad A. Woods (6)
--------------------------------------------------------------------------------
  10.9          Separation & Voting Trust Agreement with Philip Allen (5)
--------------------------------------------------------------------------------
  10.10 Agreement between the Company and Bellador Advisory Services, Ltd. dated October 22, 2003 (5)
--------------------------------------------------------------------------------
  10.11 Agreement between the Company and China Netcom Group Beijing Company dated September 1, 2003 (5)
--------------------------------------------------------------------------------
  10.12         Agreement between the Company and MCI International Ltd. Co.
                dated August 14, 2003 (10)
--------------------------------------------------------------------------------
  10.13         Amendment to Employment Agreement dated April 23, 2004 with Brad
                A. Woods (7)
--------------------------------------------------------------------------------
  10.14         Employment Agreement dated April 23, 2004 with Pedro E. Racelis
                III (7)
--------------------------------------------------------------------------------
  10.15 Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (10)
--------------------------------------------------------------------------------
  10.16 Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (11)
--------------------------------------------------------------------------------
  10.17         Employment Agreement dated July 20, 2005 with Michael A. Bowden
                (12)
--------------------------------------------------------------------------------
  10.18 Promissory Note, dated August 1, 2005 in the amount of $12,698.16 payable to Michael Bowden (12)
--------------------------------------------------------------------------------
  10.19         Employment Agreement dated March 1, 2006 with Michael A. Bowden
                (12)
--------------------------------------------------------------------------------
  10.20         Employment Agreement dated March 1, 2006 with Pedro E. Racelis
                III (12)
--------------------------------------------------------------------------------
  10.21 Amendment to Letter agreement with Tianjin Create IT Company Ltd. dated May 18, 2006 (12)
--------------------------------------------------------------------------------
  10.22 Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (12)
--------------------------------------------------------------------------------
  10.23 Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (12)
--------------------------------------------------------------------------------
  10.24 Promissory Note, dated May 3, 2006 in the amount of $73,059.35 payable to Michael Bowden (12)
--------------------------------------------------------------------------------
  16.1          Letter from the Rehmann Group, dated April 22, 2003 (8)
--------------------------------------------------------------------------------
  16.2          Letter from Moores Rowland, dated February 28, 2005 (9)
--------------------------------------------------------------------------------
  21.1          Subsidiaries of the registrant (12)
--------------------------------------------------------------------------------
  31.1          Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

------------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 23, 2004.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form S-8 (File No. 333-104457, filed April 27, 2004.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2003.
(9) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 11, 2005.
(10) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004.
(11) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 24, 2005 and filed June 6, 2005.
(12) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005 and filed May 22, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHINA WIRELESS COMMUNICATIONS, INC.
                                  (Registrant)




Date:  May 22, 2006               By:  /s/ PEDRO E. RACELIS III
                                     -------------------------------------------
                                     Pedro E. Racelis III,
                                     President and Chief Financial Officer