Form 10KSB/A
period 2005-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2006-06-13
CIK 1125280

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

Transitional Small Business Disclosure Format (Check one): Yes      ; No  X
                                                              ------    ------

                                EXPLANATORY NOTE



            This Amended Report on Form 10-KSB/A (Form 10-KSB/A") is being filed as Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission ("SEC") on May 22, 2006. The Company is filing this Amendment No. 1 in order to correct its financial statements. The financial statements in the original filing inadvertently contained (i) an error in the total liabilities and stockholders' deficit total on the balance sheet; (ii) errors for net loss per share on the Statement of Operations; and (iii) errors in additional paid-in capital and accumulated deficit on the Statement of Shareholders' Equity.



            As a result of this Amendment No. 1, the certifications  pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-KSB/A.


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



         Tianjin Create Co. was established in 2002 by Frank Li, a former professor of engineering at NanKai University. We acquired Tianjin Create in part because of its strategic location in Tianjin City, the third largest city in China. We believe that Tianjin Create provides a solid base for China
Wireless to rebuild its presence in China. Through Tianjin Create Co., we provide information technology and IP services to customers in China. In addition, we will be able to offer a broad base of information technologies from IP security, wireless broadband, Wi-Fi, to "last mile" transport connections.


GOING CONCERN


         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the year ended December 31, 2005 of $1,960,714, and at December 31, 2005 had an accumulated deficit of $10,593,741 and a working capital deficit of $395,921. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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


         In December of 2004, we closed In-Touch in Beijing. The decision to discontinue its operations was due to higher than expected operating costs, the inability to acquire the necessary infrastructure, and increased competition. Revenues from our operations prior to December 2004 had been generated by In-Touch. Due to the closing of In-Touch, our statements of operations for 2004 did not reflect any revenues. Instead, our statements reflected losses from discontinued operations of $3,009,949 for fiscal year 2004. In 2005, our revenues were $338,215 and we had no losses from discontinued operations. Operating expenses for the year ended December 31, 2005 were $2,028,385 as compared to $3,106,942 for the year ended December 31, 2004. Net losses for the years ended December 31, 2005 and 2004 were $1,960,714 and $4,029,162, respectively. Operating expenses for year ended December 31, 2005 included $1,927,876 relating to issuance of stock for compensation.



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


LIQUIDITY AND CAPITAL RESOURCES


         At December 31, 2005, we had current assets of $101,623 as compared to $4,789 at December 31, 2004, and current liabilities of $497,544 at December 31, 2005, as compared to $449,004 at December 31, 2004, resulting in working capital deficits of $395,921 and $444,215 at December 31, 2005 and December 31, 2004, respectively.


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


         On February 1, 2005, we engaged Bongiovanni & Associates, C.P.A., based in Charlotte, North Carolina, as our principal accountant to audit our financial statements for the year ending December 31, 2004. Our board of directors approved the engagement of Bongiovanni & Associates, C.P.A.



         Prior to the engagement of Bongiovanni & Associates, C.P.A., we had not consulted Bongiovanni & Associates, C.P.A. as to the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.



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

-------------------------------------------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                  ---------------------------------------
                                ANNUAL COMPENSATION                        AWARDS              PAYOUTS
                  ---------------------------------------------------------------------------------------
                                                       OTHER       RESTRICTED    SECURITIES
    NAME AND                                           ANNUAL        STOCK       UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL                                        COMPENSA-      AWARD(S)      OPTIONS/      PAYOUTS    COMPENSA-
    POSITION        YEAR   SALARY ($)   BONUS ($)     TION ($)         ($)         SARS (#)        ($)      TION ($)
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
approved by securities holders
-------------------------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
        Plan Category               warrants and rights                rights                   future issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             50,000                        None                         None
approved by securities holders
-------------------------------------------------------------------------------------------------------------------
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

(d) During 2005, our COO and Director, Michael Bowden loaned us $12,698 and and we issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006. During the first five months of 2006, Michael Bowden loaned us $73,059 and on May 3, 2006, we issued a promissory note in such amount payable to Mr. Bowden payable in full on July 2, 2006.



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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
  10.16 Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (11)
--------------------------------------------------------------------------------

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

(12) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         On January 11, 2005, Moores Rowland Mazars ("Moores") resigned as our independent public accountants. Moores had audited our financial statements for the year ended December 31, 2003 and for the period from August 13, 2002 (inception) to December 31, 2002. On February 1, 2005, we engaged Bongiovanni & Associates C.P.A. ("Bongiovanni") to serve as our independent public accountants for the fiscal year ending December 31, 2004.


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

                                   CHINA WIRELESS COMMUNICATIONS, INC.



Date:  June 13, 2006               By: /s/ PEDRO E. RACELIS III
                                      ------------------------------------------
                                      Pedro E. Racelis III, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE

                                                  President (Principal Executive
                                                  Officer) and Chief Financial Officer
/s/ PEDRO E. RACELIS III                          (Principal Financial and Accounting            June 13, 2006
--------------------------------------------      (Officer)
Pedro E. Racelis III



/s/ HENRY ZAKS                                    Director                                       June 13, 2006
--------------------------------------------
Henry Zaks



/s/ MICHAEL A. BOWDEN                             Director and Chief Operating Officer           June 13, 2006
--------------------------------------------
Michael A. Bowden




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

/s/ BONGIOVANNI & ASSOCIATES, CPA'S

Bongiovanni & Associates, CPA's
Charlotte, North Carolina
May 22, 2006

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

                                                                                             US$
ASSETS

Current assets:
Cash and cash equivalents                                                         $                  14,779
Prepaid expenses                                                                                      5,796
Accounts receivable                                                                                  12,487
Advances to suppliers                                                                                 6,939
Due from related party                                                                               39,389
Other receivables                                                                                    22,233
                                                                                  --------------------------

TOTAL CURRENT ASSETS                                                                                101,623
                                                                                  --------------------------

Fixed assets:
Vehicle                                                                                              19,900
Office equipment                                                                                        351
Accumulated depreciation                                                                            (10,488)
                                                                                  --------------------------
Fixed assets                                                                                          9,763
                                                                                  --------------------------

TOTAL ASSETS                                                                      $                 111,386
                                                                                  ==========================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                             $                 244,921
Advances from customers                                                                              56,930
Interest payable                                                                                     25,520
Notes payable                                                                                       170,173
                                                                                  --------------------------

TOTAL CURRENT LIABILITIES                                                                           497,544
                                                                                  --------------------------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000
shares of preferred stock authorized, none issued and outstanding                                       -
Common stock, par value $0.001 per share,
250,000,000 shares of common stock authorized,
89,787,018 shares of stock issued and outstanding                                                    89,787
Additional paid-in capital                                                                       10,117,796
Accumulated deficit                                                                             (10,593,741)
                                                                                  --------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                        (386,158)
                                                                                  --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $                 111,386
                                                                                  ==========================

                See notes to consolidated financial statements.

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004


                                                                              US$                            US$
                                                                           YEAR ENDED                    YEAR ENDED
                                                                         DEC. 31, 2005                  DEC. 31, 2004
Operating revenue:
Sales                                                                 $        338,215               $            -
                                                                      ------------------------------------------------

Cost of Sales                                                                  383,162                            -
                                                                      ------------------------------------------------

GROSS PROFIT (LOSS)                                                            (44,947)                           -

Operating expenses:
Common stock issued for compensation                                         1,927,876                      3,106,942
General and administrative expenses                                            100,509                            -
                                                                      ------------------------------------------------

TOTAL OPERATING EXPENSES                                                     2,028,385                      3,106,942
                                                                      ------------------------------------------------

Loss from operations                                                        (2,073,332)                    (3,106,942)

Non-operating income (expenses):
Interest income                                                                    237                            -
Other income                                                                   132,783                        116,134
Interest expense                                                               (20,402)                       (19,141)
                                                                      ------------------------------------------------

TOTAL NON-OPERATING INCOME                                                     112,618                         96,993

Net loss from continuing operations                                         (1,960,714)                    (3,009,949)

Discontinued operations:
Loss from discontinued operations                                                  -                       (1,019,213)
                                                                      ------------------------------------------------

NET LOSS                                                              $     (1,960,714)              $     (4,029,162)
                                                                      ================================================

Net loss per share from continuing operations                                    (0.03)                         (0.09)
Net loss per share from discontinued operations                                  (0.00)                         (0.03)
                                                                      ------------------------------------------------
Basic and fully diluted net loss per common share                     $          (0.03)              $          (0.12)
                                                                      ================================================

Weighted average common shares outstanding,
basic and fully diluted                                                     71,618,722                     34,752,716
                                                                      ================================================

                See notes to consolidated financial statements.

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    YEAR ENDED         YEAR ENDED
                                                                                    DEC. 31, 2005      DEC. 31, 2004
                                                                                    US$                US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $    (1,960,714)    $    (4,029,162)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                               10,488                 -
Common stock issued for compensation                                                    1,927,876           3,107,158
Forgiveness of loans payable                                                             (220,831)                -
Discontinued operations, net                                                                  -              (345,831)
Prior period adjustment                                                                   (52,799)                -
(Increase) decrease in operating assets:
Prepayments and other receivables                                                         (47,454)            201,631
Due from related party                                                                    (39,389)                -
Increase (decrease) in operating liabilities:
Accounts payables and accrued expesnes                                                    167,110                (379)
Advances from customers                                                                    56,930                 -
Interest payable                                                                           (1,242)                -
                                                                                  ----------------    ----------------
NET CASH (USED IN) OPERATING ACTIVITIES                                                  (160,025)         (1,066,583)
                                                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                               (20,252)                -
Discontinued operations, net                                                                  -               400,239
Decrease in pledged deposits                                                                  -                22,197
                                                                                  ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (20,252)            422,436
                                                                                  ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                                143,694             770,829
Incurrence (repayment) of loans                                                               -              (147,090)
Proceeds from issuance of notes payable                                                    46,573              45,000
Bank overdraft increase (decrease)                                                            -                (6,609)
Repayment of notes payable                                                                    -                (6,000)
Repayments of convertible notes payable                                                       -               (11,000)
                                                                                  ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 190,267             645,130
                                                                                  ----------------    ----------------
NET INCREASE  IN CASH AND
CASH EQUIVALENTS                                                                            9,990                 983
                                                                                  ----------------    ----------------
CASH AND CASH EQUIVALENTS:
Beginning of year                                                                           4,789               3,806
                                                                                  ----------------    ----------------
End of year                                                                       $        14,779     $         4,789
                                                                                  ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $           -       $           -
                                                                                  ================    ================
Income taxes paid                                                                 $           -       $           -
                                                                                  ================    ================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for compensation                                              $     1,927,876     $     3,107,158
                                                                                  ================    ================
Conversion of convertible debt into notes payable                                 $           -       $        30,000
                                                                                  ================    ================
Conversion of notes payable into common stock                                     $        50,000     $       125,000
                                                                                  ================    ================
Interest paid with common stock                                                   $        21,644     $           -
                                                                                  ================    ================


                See notes to consolidated financial statements.

CHINA WIRELESS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005,2004 AND 2003

                                                                   Common stock          Additional
                                                             ------------------------    paid-in        Accumulated
                                                                Number       Amount      capital        deficit        Total
                                                                               US$       US$            US$            US$
                                                             -----------   ----------    ------------   -------------  -------------
     Balances at December 31, 2003                            26,213,953       26,214       4,231,812     (4,551,066)      (293,040)
                                                             -----------   ----------    ------------   -------------  -------------

     Common stock issued for services at prices ranging
     from $.04 per share to $.80 per share                    18,476,746       18,477       3,088,681              -      3,107,158

     Common stock issued for cash at prices ranging
     from $.28 per share to $.73 per share, net of
     issuance costs of $795,458                                2,476,870        2,476         768,353              -        770,829

     Net loss for the year 2004                                        -            -               -     (4,029,162)    (4,029,162)
                                                             -----------   ----------    ------------   -------------  -------------
     Balances at December 31, 2004                            47,167,569       47,167       8,088,846     (8,580,228)      (444,215)
                                                             -----------   ----------    ------------   -------------  -------------
     Common stock issued for services at prices ranging
     from $.02 per share to $.10 per share                    38,926,923       38,927       1,888,949              -      1,927,876
     Common stock issued for cash at prices ranging
     from $.02 per share to $.10 per share                     3,692,526        3,693         140,001              -        143,694

     Prior period adjustment - see footnotes                                                                 (52,799)       (52,799)

     Net loss for the year 2005                                        -            -               -     (1,960,714)    (1,960,714)
                                                             -----------   ----------    ------------   -------------  -------------
     Balances at December 31, 2005                            89,787,018   $   89,787    $ 10,117,796   $(10,593,741)  $   (386,158)
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

(j) Management's use of estimates. The preparation of consolidated financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but not limited to depreciation, taxes and contingencies. Actual results could differ from those estimates. The Company has a change in accounting estimate of $17,755 as a result of an over accrual of travel expenses due to a former employee. The change resulted in an increase in other income of $17,755 and a reduction in accrued liability of $17,755.

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