Form 10QSB
period 2006-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2006-08-04
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to ________________

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

Yes ( ) No (X)

Number of shares outstanding of the registrant's class of common stock as of June 30, 2006 was 130,916,821.

Transitional Small Business Disclosure Format (check one):    Yes ( ) No (X)

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. - Financial Statements

                 - Condensed Consolidated Statements of Operations
                   Three Months Ended June 30, 2006 and 2005; and
                   Six months Ended June 30, 2006 and 2005 (Unaudited).........3

                 - Condensed Consolidated Balance Sheet
                    As of June 30, 2006 (Unaudited)............................4

                 - Condensed Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2006 and 2005 (Unaudited).........5

                 - Notes to and Forming Part of the Condensed
                   Financial Statements........................................6

         Item 2. - Management's Discussion and Analysis or Plan of
                   Operations .................................................9

         Item 3. - Controls and Procedures....................................12

PART II. OTHER INFORMATION

         Item 1. - Legal Proceedings .........................................13

         Item 2. - Unregistered Sales of Equity Securities and Use of
                   Proceeds...................................................13

         Item 3. - Defaults Upon Senior Securities ...........................13

         Item 4. - Submission of Matters to a Vote of Security Holders .......13

         Item 5. - Other Information .........................................13

         Item 6. - Exhibits...................................................13

SIGNATURES ...................................................................16

CERTIFICATIONS................................................................17

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months and Three Months Ended June 30, 2006 (Unaudited)

                                                              US$              US$                  US$                US$
                                                         FOR SIX MONTHS ENDED JUNE 30,         FOR THREE MONTHS ENDED JUNE 30,
                                                             2006              2005                2006               2005
Operating revenue:
Sales                                                    $    147,320      $    128,649        $     91,557        $   128,649

Cost of sales                                                 139,574           123,600              86,505            123,600
                                                         -------------     -------------       -------------       ------------

GROSS PROFIT                                                    7,746             5,049               5,052              5,049
                                                         -------------     -------------       -------------       ------------
Operating expenses:
Common stock issued for compensation                        1,782,305           917,968             560,682                  -
Bad debt expense                                               39,389                 -                   -
General and administrative expenses                           232,021            23,650             146,923              5,249
                                                         -------------     -------------       -------------       ------------

TOTAL OPERATING EXPENSES                                    2,053,715           941,618             707,605              5,249
                                                         -------------     -------------       -------------       ------------

Loss from operations                                       (2,045,969)         (936,569)           (702,553)              (200)
                                                         -------------     -------------       -------------       ------------
Non-operating income (expenses):
Other income                                                   27,395             4,069              26,271              3,869
Interest expense                                              (10,359)                -          (5,882,000)                 -
                                                         -------------     -------------       -------------       ------------
TOTAL NON-OPERATING INCOME (EXPENSES)                          17,036             4,069              20,389              3,869
                                                         -------------     -------------       -------------       ------------
NET LOSS                                                 $ (2,028,933)     $   (932,500)       $   (682,164)       $     3,669
                                                         =============     =============       =============       ============

Net loss per share                                       $    (0.0170)     $    (0.0157)       $    (0.0053)       $    0.0001
                                                         =============     =============       =============       ============
Basic and fully diluted net loss per common share        $    (0.0170)     $    (0.0157)       $    (0.0053)       $    0.0001
                                                         =============     =============       =============       ============

Weighted average common shares outstanding,
basic and fully diluted                                   119,540,776        59,308,717         129,606,127         63,148,042
                                                         =============     =============       =============       ============

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2006 (Unaudited)

                                                                             US$

ASSETS

Current assets:
Cash and cash equivalents                                              $      63,389
Prepaid expenses                                                               4,112
Accounts receivables                                                          11,711
Advances to suppliers                                                          8,179
Other receivables                                                              2,183
Inventory                                                                     71,918
                                                                       --------------
Total current assets                                                         161,492
                                                                       --------------
Fixed assets:
Vehicle                                                                       20,125
Office equipment                                                                 358
Accumulated depreciation                                                     (11,858)
                                                                       --------------
Fixed assets, net                                                              8,625
                                                                       --------------

TOTAL ASSETS                                                           $     170,117
                                                                       ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                  $     282,538
Advances from customers                                                       82,488
Interest payable                                                              26,020
Notes payable                                                                285,358
                                                                       --------------

TOTAL CURRENT LIABILITIES                                                    676,404
                                                                       --------------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000
shares of preferred stock authorized, none issued and outstanding
                                                                                   -
Common stock, par value $0.001 per share,
250,000,000 shares of common stock authorized,
130,916,821 shares of stock issued and outstanding                           130,917
Additional paid-in capital                                                11,590,277
Accumulated deficit                                                      (12,227,481)
                                                                       --------------

TOTAL STOCKHOLDERS' DEFICIT                                                 (506,287)
                                                                       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     170,117
                                                                       ==============

The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 (Unaudited)

                                                                                        For six months ended June 30
                                                                                           2006                 2005
                                                                                            US$                  US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $ (2,028,933)        $   (932,500)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                                 1,370                    -
Common stock issued for compensation                                                     1,782,305              917,968
Bad debts                                                                                   39,389                    -
(Increase) decrease in operating assets:
Prepayments and other receivables                                                          (18,119)
                                                                                                               (180,834)
Inventory                                                                                                             -
                                                                                           (71,918)
Increase (decrease) in operating liabilities:
Accounts payables and accrued expenses                                                      62,363
                                                                                                                154,390
Advances from customers                                                                     25,558
                                                                                                                 36,337
Interest payable                                                                            10,359                7,217
                                                                                      -------------        -------------

NET CASH (USED IN) OPERATING ACTIVITIES                                                   (197,626)               2,578
                                                                                      -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                                   (232)             (15,707)
                                                                                      -------------        -------------

NET CASH (USED IN) INVESTING ACTIVITIES                                                       (232)             (15,707)
                                                                                      -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                     131,283                    -
Proceeds from issuance of notes payable                                                    115,185               65,000
                                                                                      -------------        -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  246,468               65,000
                                                                                      -------------        -------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                            48,610               51,871

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                         14,779                4,789
                                                                                      -------------        -------------
End of period                                                                         $     63,389         $     56,660
                                                                                      =============        =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                                         $          -         $          -
                                                                                      =============        =============
Income taxes paid                                                                     $          -         $          -
                                                                                      =============        =============
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for compensation                                                  $  1,782,305         $    917,968
                                                                                      =============        =============
Conversion of notes payable into common stock                                         $          -         $          -
                                                                                      =============        =============


The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO AND FORMING PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended June 30, 2006 (Unaudited)

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

         BASIS OF PRESENTATION
         The accompanying financial data as of June 30, 2006 and for the three months ended June 30, 2006 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's form 10-KSB for the fiscal year ended December 31, 2005.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

         Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

         STOCK-BASED COMPENSATION

                                                                          Six Months Ended June 30,
                                                             -----------------------------------------------------
                                                                        2006                     2005
                                                                         US$                      US$
         Net loss
            As reported                                              (2,028,933)               (932,500)
            Total stock-based compensation expenses                       -                           -
                                                             -----------------------------------------------------

            Pro forma                                                (2,028,933)               (932,500)
                                                             =====================================================
         Basic net loss per share
            As reported                                                (0.0170)                 (0.0157)
                                                             =====================================================

            Pro forma                                                  (0.0170)                 (0.0157)
                                                             =====================================================

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO AND FORMING PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended June 30, 2006 (Unaudited)

2.       ORGANIZATION

         On May 24, 2005, the Company acquired 51% of the stock of Tianjin Create Co., a systems integration and information technology company located in Tianjin, China. Tianjin Create Co. was established in 2002 by Frank Li, a former professor of engineering at NanKai University, the oldest university in China. On May 18, 2006, the Company entered into an amended agreement whereby it agreed to further pay $105,307 in cash to the founders of Tianjin Create Co., by August 31, 2006 in connection with the acquisition of Tianjin Create Co.

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

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO AND FORMING PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended June 30, 2006 (Unaudited)

4.       PREPARATION OF FINANCIAL STATEMENTS

         The Company is in the process of rebuilding its business to execute on its new business plan, which is focused on acquiring unique and innovative technologies to market in China. The Company has incurred losses of $12,227,481 since inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".

5.       LOSS PER COMMON STOCK

         The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months ended June 30, 2006 is 129,606,127 shares.

         As of June 30, 2006, 9,022,684 shares in total could be issued pursuant to the outstanding convertible debt, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

6.       RELATED PARTY

         During the first five months of 2006, Henry Zaks, a director, loaned us $23,217 and on May 3, 2006, we issued a promissory note in such amount to Mr. Zaks payable in full on October 2, 2006.

         During the 2nd Quarter of 2006, Henry Zaks, a director, loaned us $2,000 and on June 16, 2006, we issued a promissory note in such amount to Mr. Zaks payable in full on December 1, 2006.

         Also, during the 2nd Quarter of 2006, Henry Zaks, a director, loaned us $7,680 and on June 26, 2006, we issued a promissory note in such amount to Mr. Zaks payable in full on December 1, 2006.

         During the first five months of 2006, Pedro E. Racelis, our CEO/President/Director loaned us $15,500 and on May 3, 2006, we issued a promissory note in such amount to Mr. Racelis payable in full on July 2, 2006.

         During the 2nd Quarter of 2006, Pedro E. Racelis, our CEO/President/Director loaned us $3,612 and on May 30, 2006, we issued a promissory note in such amount to Mr. Racelis payable in full on December 1, 2006.

         During the first five months of 2006, Michael Bowden, a director and our COO, loaned us $73,059 and on May 3, 2006, we issued a promissory note in such amount to Mr. Bowden payable in full on July 2, 2006.

         During the 2nd Quarter of 2006, Michael Bowden, a director and our COO, loaned us $1,612 and on June 16, 2006, we issued a promissory note in such amount to Mr. Bowden payable in full on December 1, 2006.

         Also, during the 2nd Quarter of 2006, Michael Bowden, a director and our COO, loaned us $10,000 and on June 26, 2006, we issued a promissory note in such amount to Mr. Bowden payable in full on December 31, 2006.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the six months ended June 30, 2006 of $2,028,933 and a net loss of $1,565,521 for the year ended December 31, 2005. At June 30, 2006, we had an accumulated deficit of $12,227,481 and a working capital deficit of $514,912. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating expenses for six months ended June 30, 2006 were $2,053,715, as compared to $941,618 for six months ended June 30, 2005. Net losses for six months ended June 30, 2006 and 2005 were $2,028,933 and $932,500, respectively. Operating expenses for six months ended June 30, 2006 included $1,782,305 relating to issuance of stock for compensation versus $917,968 for six months ended June 30, 2005, an increase of $864,337 in the issuance of stock for compensation.

During six months ended June 30, 2006, the Company generated sales revenues of $147,320 compared with $128,649 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006, we used $197,626 in cash for Operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $1,782,305. Financing activities provided cash of $246,468 through issuances of our common stock and increases in notes payable through borrowings. Our directors loaned the Company a total of $51,915 during the quarter ended June 30, 2006.

At June 30, 2006, we had current assets of $161,492 and current liabilities of $676,404, resulting in a working capital deficit of $514,912, as compared to a deficit of $399,895 at March 31, 2006.

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

We intend to expand our Tianjin Create Co. operation in order to better take advantage of system integration opportunities available. The focus of our systems integration efforts has been in the educational, transportation, natural gas and manufacturing markets. In addition, the pool of highly skilled engineering, marketing, sales, and operations personnel in China will be key to our success in growing our business. We also intend to expand our US operations by investing in sales/marketing staff to market products in North America.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in

Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 as of June 30, 2006. Based on his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
  10.5 Investment Contract between Goldvision Technologies Ltd and SCP dated December 18, 2003 (6)
--------------------------------------------------------------------------------
  10.6 Extension Agreement to Investment Contract between Goldvision Technologies Ltd. and the Company dated August 5, 2003 (5)
--------------------------------------------------------------------------------
  10.7         Employment Agreement dated March 25, 2003 with Phillip Allen (6)
--------------------------------------------------------------------------------
  10.8         Employment Agreement dated March 25, 2003 with Brad A. Woods (6)
--------------------------------------------------------------------------------
  10.9         Separation & Voting Trust Agreement with Philip Allen (5)
--------------------------------------------------------------------------------
  10.10 Agreement between the Company and Bellador Advisory Services, Ltd. dated October 22, 2003 (5)
--------------------------------------------------------------------------------
  10.11 Agreement between the Company and China Netcom Group Beijing Company dated September 1, 2003 (5)
--------------------------------------------------------------------------------
  10.12        Agreement between the Company and MCI International Ltd. Co.
               dated August 14, 2003 (10)
--------------------------------------------------------------------------------
  10.13        Amendment to Employment Agreement dated April 23, 2004 with Brad
               A. Woods (7)
--------------------------------------------------------------------------------
  10.14        Employment Agreement dated April 23, 2004 with Pedro E. Racelis
               III (7)
--------------------------------------------------------------------------------
  10.15 Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (10)
--------------------------------------------------------------------------------
  10.16        Letter agreement with Tianjin Create Company Ltd. dated May 24,
               2005 (11)
--------------------------------------------------------------------------------
  10.17        Employment Agreement dated July 20, 2005 with Michael A. Bowden
               (12)
--------------------------------------------------------------------------------
  10.18 Promissory Note, dated August 1, 2005 in the amount of $12,698.16 payable to Michael Bowden (12)
--------------------------------------------------------------------------------
  10.19        Employment Agreement dated March 1, 2006 with Michael A. Bowden
               (12)
--------------------------------------------------------------------------------
  10.20        Employment Agreement dated March 1, 2006 with Pedro E. Racelis
               III (12)
--------------------------------------------------------------------------------
  10.21        Amendment to Letter agreement with Tianjin Create Company Ltd.
               dated May 18, 2006 (12)
--------------------------------------------------------------------------------
  10.22 Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (12)
--------------------------------------------------------------------------------
  10.23 Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (12)
--------------------------------------------------------------------------------
  10.24 Promissory Note, dated May 3, 2006 in the amount of $73,059 payable to Michael Bowden (12)
--------------------------------------------------------------------------------
  10.25 Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III
--------------------------------------------------------------------------------
  10.26 Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks
--------------------------------------------------------------------------------
  10.27 Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                   EXHIBIT
--------------------------------------------------------------------------------
  10.28 Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.29 Promissory Note, dated June 27, 2006 in the amount of $7,680 payable to Henry Zaks
--------------------------------------------------------------------------------
  16.1         Letter from the Rehmann Group, dated April 22, 2003 (8)
--------------------------------------------------------------------------------
  16.2         Letter from Moores Rowland, dated February 28, 2005 (9)
--------------------------------------------------------------------------------
  21.1         Subsidiaries of the registrant (12)
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
-----------------------

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

                                      CHINA WIRELESS COMMUNICATIONS, INC.
                                      (Registrant)




Date:    August 4, 2006               By:  /s/ PEDRO E. RACELIS III
                                         ---------------------------------------
                                         Pedro E. Racelis III,
                                         President and Chief Financial Officer