Form 10QSB
period 2006-09-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2006-11-14
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2006

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

Yes ( ) No (X)

Number of shares outstanding of the registrant's class of common stock as of September 30, 2006 was 133,484,702.

Transitional Small Business Disclosure Format (check one):    Yes (  ) No (X)

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. - Financial Statements

                 - Condensed Consolidated Statements of Operations
                   Three months Ended September 30, 2006 and 2005;
                   and Nine months Ended September 30, 2006 and
                   2005 (Unaudited)............................................3

                 - Condensed Consolidated Balance Sheet
                   As of September 30, 2006 (Unaudited)........................4

                 - Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2006 and 2005 (Unaudited)...5

                 - Notes to the Condensed Consolidated Financial
                   Statements (Unaudited)......................................6

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

PART II. OTHER INFORMATION

         Item 1. - Legal Proceedings .........................................13

         Item 2. - Unregistered Sales of Equity Securities and Use of
                   Proceeds...................................................13

         Item 3. - Defaults Upon Senior Securities ...........................13

         Item 4. - Submission of Matters to a Vote of Security Holders........13

         Item 5. - Other Information .........................................13

         Item 6. - Exhibits...................................................13

SIGNATURES ...................................................................17

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           For the nine months ended               For the three months ended
                                                                 September 30,                           September 30,
                                                      ------------------------------------    ------------------------------------
                                                            2006               2005                2006               2005
Operating revenue:
Sales                                                 $     265,793         $     300,118     $     118,473        $      171,469


Cost of sales                                               246,577               286,534           107,003               162,934
                                                      ------------------------------------    ------------------------------------

GROSS PROFIT                                                 19,216                13,584            11,470                 8,535

Operating expenses:
Common stock issued for compensation                      1,853,265             1,361,228            70,960               429,800
Bad debt expense                                             39,389                     -                 -                     -
General and administrative expenses                         270,668                18,712            38,647                 8,522
                                                      ------------------------------------    ------------------------------------

TOTAL OPERATING EXPENSES                                  2,163,322             1,379,940           109,607               438,322
                                                      ------------------------------------    ------------------------------------

Loss from operations                                     (2,144,106)           (1,366,356)          (98,137)             (429,787)

Non-operating income (expenses):
Other income                                                 27,623                10,631               228                 6,762
Interest income (expense)                                   (16,866)                   93            (6,507)                   93
                                                      ------------------------------------    ------------------------------------

TOTAL NON-OPERATING INCOME (EXPENSES)                        10,757                10,724            (6,279)                6,855
                                                      ------------------------------------    ------------------------------------

NET LOSS                                              $  (2,133,349)        $  (1,355,632)    $    (104,416)       $     (422,932)
                                                      ====================================    ====================================


Net loss per share                                          (0.0172)              (0.0204)            (0.0008)            (0.0053)

Basic and fully diluted net loss per common share           (0.0172)              (0.0204)            (0.0008)            (0.0053)


Weighted average common shares outstanding,
basic and fully diluted                                 123,724,714            66,290,980         131,955,613          79,895,703


        The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 September 30, 2006
                                                                                     (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                                       $            23,560
Prepaid expenses                                                                              1,828
Accounts receivables                                                                         42,925
Advances to suppliers                                                                        29,533
Other receivables                                                                             9,875
Inventory                                                                                    63,483
                                                                                --------------------
Total current assets                                                                        171,204

Fixed assets:
Vehicle                                                                                      20,125
Office equipment                                                                                356
Accumulated depreciation                                                                    (12,364)
                                                                                --------------------
Fixed assets, net                                                                             8,117
                                                                                --------------------

TOTAL ASSETS                                                                    $           179,321
                                                                                ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                           $           285,368
Advances from customers                                                                      79,181
Interest payable                                                                             32,528
Notes payable                                                                               321,988
                                                                                --------------------

TOTAL CURRENT LIABILITIES                                                                   719,065

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000
shares of preferred stock authorized, none issued and outstanding                                 -
Common stock, par value $0.001 per share,
250,000,000 shares of common stock authorized,
133,484,702 shares of stock issued and outstanding                                          133,485
Additional paid-in capital                                                               11,658,668
Accumulated deficit                                                                     (12,331,897)
                                                                                --------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                (539,744)
                                                                                --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $           179,321
                                                                                ====================

        The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                For nine months ended September 30,
                                                                                      2006                  2005
                                                                                -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $   (2,133,349)       $   (1,355,632)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                             1,873                   999
Common stock issued for compensation                                                 1,853,265             1,361,228
Bad debts                                                                               39,389                  -
(Increase) decrease in operating assets:
Prepayments and other receivables                                                      (76,242)             (192,850)
Inventory                                                                              (63,483)                 -
Increase (decrease) in operating liabilities:
Accounts payables and accrued expenses                                                  65,345                72,280
Advances from customers                                                                 22,251                72,895
Interest payable                                                                        16,867                 7,217
                                                                                -------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                                               (274,084)              (33,863)
                                                                                -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                               (232)              (16,570)

                                                                                -------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                   (232)              (16,570)
                                                                                -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                 131,282                   -
Proceeds from issuance of notes payable                                                151,815                75,250

                                                                                -------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              283,097                75,250
                                                                                -------------------------------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                         8,781                24,817
CASH AND CASH EQUIVALENTS:
Beginning of period                                                                     14,779                 4,789

End of period                                                                   $       23,560        $       29,606
                                                                                =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                                   $         -           $         -
                                                                                -------------------------------------
Income taxes paid                                                               $         -           $         -

                                                                                -------------------------------------
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for compensation                                            $    1,853,265        $    1,361,228
                                                                                =====================================

        The financial statements should be read in conjunction with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

         BASIS OF PRESENTATION
         The accompanying financial data as of September 30, 2006 and for the three months ended September 30, 2006 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's form 10-KSB for the year ended December 31, 2005.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

         STOCK-BASED COMPENSATION
         Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No.
         123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not have any outstanding options on December 31, 2005 or September 30, 2006. Compensation cost for common stock issued as compensation was recorded at fair value at the time it was issued.

         STOCK-BASED COMPENSATION
                                                            Nine Months Ended            Three Months Ended
                                                               September 30,                September 30,
                                                        ------------------------------------------------------

                                                              2006          2005          2006          2005
          Net loss
            As reported                                   (2,133,349)    (1,355,632)    (104,416)     (422,932)
            SFAS 123R stock-based compensation
               expenses                                        -              -             -             -
                                                        ------------------------------------------------------

            Pro forma                                     (2,133,349)    (1,355,632)    (104,416)     (422,932)
                                                        ======================================================
          Basic net loss per share
            As reported                                     (0.0172)       (0.0204)      (0.0008)      (0.0053)
                                                        ======================================================

            Pro forma                                       (0.0172)       (0.0204)      (0.0008)      (0.0053)
                                                        ======================================================

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.       ORGANIZATION

         On May 24,  2005,  the  Company  acquired  51% of the stock of  Tianjin
         Create IT Company Ltd. (the "Tianjin Create Co."), a systems integration and information technology company located in Tianjin, China. Tianjin Create Co. was established in 2002 by Frank Li, a former professor of engineering at NanKai University, the oldest university in China. On May 18, 2006, the Company entered into an amended agreement whereby it agreed to further pay $105,307 in cash to the founders of Tianjin Create Co., by August 31, 2006 in connection with the acquisition of Tianjin Create Co. On October 25, 2006, the Company and Mr. Li entered into a further amended agreement whereby the Company agreed to a cash payment of $10,531 as well as 6,318,404 shares of China Wireless common stock to take place on December 31, 2006 in lieu of the previous amount to complete the acquisition.

         Tianjin Create Co. was acquired by China Wireless in part because of its strategic location in Tianjin City, the third largest city in China. Also, as an established, young, forward-looking company with a customer base in the education, oil & gas, banking, brokerage, commercial and government sectors, Tianjin Create Co. provides a solid base for China Wireless to build its presence in China.

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

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the financial information of the Company and all of its subsidiaries, namely Tianjin Create Co. and CW Communications. All material inter-company balances and transactions have been eliminated on consolidation.

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

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         REVENUE RECOGNITION (CONTINUED)
         Sale of goods is recognized on transfer of risks and rewards of ownership, which generally coincides with the time when goods are delivered to customers and title has passed.

4.       PREPARATION OF FINANCIAL STATEMENTS

         The Company is in the process of rebuilding its business to execute on its new business plan, which is focused on acquiring unique and innovative technologies to market in China. The Company has incurred losses of $12,331,897 since inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".

5.       LOSS PER COMMON STOCK

         The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months ended September 30, 2006 is 131,955,613 shares.

         As of September 30, 2006, 9,022,684 shares in total could be issued pursuant to the outstanding convertible debt, stock warrants and stock options of the Company. No diluted loss per share is presented because their effects would be anti-dilutive.

6.       RELATED PARTY

         During the first five months of 2006, Henry Zaks, a director, loaned the Company $23,217 and on May 3, 2006, the Company issued a promissory note in such amount to Mr. Zaks payable in full on October 2, 2006. At the request of Henry Zaks, the note in the amount of $23,217 was converted to Company restricted stock on October 30, 2006. The total amount converted, including interest, was $24,127. The amount of shares issued for this note was 482,542 shares of restricted common stock at a rate of $0.05 per share based on the convertible note agreement.

         During the 2nd Quarter of 2006, Henry Zaks, a director, loaned the Company $2,000 and on June 16, 2006, the Company issued a promissory note in such amount to Mr. Zaks payable in full on December 1, 2006.

         Also, during the 2nd Quarter of 2006, Henry Zaks, a director, loaned the Company $7,680 and on June 26, 2006, the Company issued a promissory note in such amount to Mr. Zaks payable in full on December 1, 2006.

         During the first five months of 2006, Pedro E. Racelis, the Company's CEO/President/director loaned the Company $15,500 and on May 3, 2006, the Company issued a promissory note in such amount to Mr. Racelis payable in full on July 2, 2006. At the request of Pedro E. Racelis
         III, the note in the amount of $15,500 was converted to Company restricted stock on October 5, 2006. The total amount converted to Company restricted stock was $15,500. The amount of shares issued for this note was 300,000 shares.

         During the 2nd Quarter of 2006, Pedro E. Racelis, the Company's CEO/President/director loaned the Company $3,612 and on May 30, 2006, the Company issued a promissory note in such amount to Mr. Racelis payable in full on December 1, 2006.

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         RELATED PARTY (CONTINUED)

         During the first five months of 2006, Michael Bowden, the Company's COO and a director, loaned the Company $73,059 and on May 3, 2006, the Company issued a promissory note in such amount to Mr. Bowden payable in full on July 2, 2006 and on July 5, 2006 Mr. Bowden forgave the note in full.

         During the 2nd Quarter of 2006, Michael Bowden, the Company's COO and a director, loaned the Company $1,612 and on June 16, 2006, the Company issued a promissory note in such amount to Mr. Bowden payable in full on December 1, 2006.

         Also, during the 2nd Quarter of 2006, Michael Bowden, the Company's COO and a director, loaned the Company $10,000 and on June 26, 2006, the Company issued a promissory note in such amount to Mr. Bowden payable in full on December 31, 2006.

         During the 3rd Quarter of 2006, Henry Zaks, a director, loaned the Company $4,708 and on September 28, 2006, the Company issued a promissory note in such amount to Mr. Zaks payable in full on March 1, 2007. The note will convert to 174,370 shares of common stock on March 1, 2007.

         During the 3rd Quarter of 2006, Michael Bowden, the Company's COO and a director, loaned the Company $6,300 and on July 27, 2006, the Company issued a promissory note in such amount to Mr. Bowden payable in full on January 31, 2007.

         Mr. Bowden made an additional loan to the Company for $5,000 and on September 26, 2006, the Company issued a promissory note in such amount to Mr. Bowden payable in full on January 31, 2007.

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

Our business plan has been to evaluate opportunities to acquire companies in the information technology industry and to provide both wireless and wired high-speed data and telecommunication systems to our customers. As part of our business plan, we acquired an interest in Tianjin Create Co., a systems integration and information technology company located in Tianjin, China. On May 24, 2005, we entered into a letter of agreement to acquire 51% of the stock of Tianjin Create Co. for total consideration of $53,840, comprised of cash in the amount of $40,380 and 448,665 shares of our common stock valued at $0.03 per share, (a total of $13,460 in our common stock). We have since paid $13,460 in common stock and cash of $8,000 to the founders of Tianjin Create Co. On May 18, 2006, we entered into an amended agreement whereby we agreed to further pay $105,307 in cash to the founders of Tianjin Create Co. by August 31, 2006. On October 25, 2006, China Wireless and Frank Li further amended the purchase agreement whereby we agreed to a cash payment of $10,530.70 as well as 6,318,404 shares of China Wireless common stock to take place on December 31, 2006 in lieu of the previous purchase price to complete the acquisition.

Additionally in the 3rd quarter of 2006, we formed a new venture in the area of video surveillance design, engineering and installation, CW Communications, Inc. ("CW Communications"), a wholly owned subsidiary. CW Communications operates in north Texas and we intend to leverage the technical and sales opportunities presented by the IT side of our business. We intend to market the products and services of China Wireless, Tianjin Create Co, and CW Communications together where possible in order to provide the customer with options in information technology, systems engineering, low voltage power, backup systems for data network equipment, data and video cabling and video surveillance equipment. In addition, the Company and its subsidiaries can provide wireless connectivity for data and video surveillance networks.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the nine months ended September 30, 2006 of $2,133,349 and a net loss of $1,960,714 for the year ended December 31, 2005. At September 30, 2006, we had an accumulated deficit of $12,331,897 and a working capital deficit of $547,861. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

In the quarter ended September 30, 2006 we formed CW Communications, Inc. to focus on the design and install of video surveillance systems.

Operating expenses for the three months ended September 30, 2006, were $109,607 compared to $438,322 for the three months ended September 30, 2005. Operating expenses for the three months ended September 30, 2006 showed a reduction due to the implementation of better cost controls and reduced consulting fees of $318,516 compared to the prior year. Net losses for the three months ended September 30, 2006 and 2005 were $104,416 and $422,932, respectively.

Operating expenses for the nine months ended September 30, 2006, were $2,163,322, as compared to $1,379,940 for the nine months ended September 30, 2005. Net losses for the nine months ended September 30, 2006 and 2005 were $2,133,349 and $1,355,632, respectively. Operating expenses for the nine months ended September 30, 2006 included $1,853,265 related to the issuance of stock for compensation versus $1,361,228 for nine months ended September 30, 2005, an increase of $492,037.

During the nine months ended September 30, 2006, the Company generated sales revenues of $265,793 compared with $300,118 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, we used $274,084 in cash for operating activities. The most significant adjustment to reconcile the net loss to net cash used in operations was common stock issued as compensation amounting to $1,853,265. Financing activities provided cash of $283,097 through issuances of our common stock and increases in notes payable through borrowings. Our directors loaned the Company a total of $36,630 including $16,008 in Notes Payable during the quarter ended September 30, 2006.

At September 30, 2006, we had current assets of $171,204 and current liabilities of $719,065, resulting in a working capital deficit of $547,861, as compared to a deficit of $395,921 at December 31, 2005.

PLAN OF OPERATION

We are focusing our efforts on becoming a viable information technology company. We believe that the information technology business is beginning to develop quickly in China and that we can play a role in its development. Additionally, we have identified several North American technologies that we believe can be marketed to business customers in China through our subsidiary, Tianjin Create Co. As the Company begins to execute its business plan, we will utilize the leadership of Tianjin Create Co. to oversee and manage the operations in China. Staffing levels in China will be increased only as required.

Tianjin Create Co. is the foundation to building our broad base information technology, products and services in China, including computer installation and maintenance, broadband transport service, server installation maintenance and support, internet services, broadband transport redundancy, video surveillance, fixed wireless transport and information hosting.

Tianjin Create Co. operates in Tianjin, the third largest city in China. Comparable in many respects to Chicago, Illinois in the United States, Tianjin has a population of approximately ten million people and is a major import and export center for China. Major industries and markets located in Tianjin include educational, industrial, international shipping port , medical, manufacturing and government. Tianjin is Beijing's gateway to the sea and has over 25 ten thousand ton ship berths. Tianjin's harbor is geographically the second largest in China. Tianjin is home to 31 of China's universities, including Tianjin University, China's first neoteric university. The Tianjin area also includes the Tanggu Economic Development Area, located where the Haihe River meets the Bohai Sea.

Through Tianjin Create Co., we provide information technology and IP services to customers in China. Our customer base includes Nankia University, Tianjin Sea Transportation Company, Tianjin Gas Company, DaGang Oil Field and Tianjin North Food Company. Additionally, 20 of Tianjin City's 31 universities utilize products or services provided by Tianjin Create Co. We are also able to offer a broad base of information technologies ranging from video surveillance, wireless broadband, and Wi-Fi to "last mile" transport connections.

The design and construction of fixed wireless broadband network systems will be part of our overall information technology strategy. Each of our subsidiaries has sufficient telephony and broadband access capabilities to meet their business objectives. However, we plan to broaden our scope to become a systems solutions company that will provide a broad base of information technologies through our partnership companies. These technologies include, but are not limited to, engineering design, implementation of Wi-Fi, fixed broadband wireless, systems integration, network security, data storage, and voice/video/data telecommunications services. We are exploring opportunities in technology equipment manufacturing and network/computer security

The Board and management team believe the best path to establish profitability, and improve the Company's stock performance is to focus on growing revenue in our core competencies of information technology solutions and our new video surveillance business and to assess acquisition opportunities that may be favorable to revenue and cash flow as they arise.

We intend to expand our Tianjin Create Co. operation by adding to the sales force in order to better take advantage of system integration opportunities available. The focus of our systems integration efforts has been in the educational, transportation, natural gas and manufacturing markets and our goal is to expand into other industries. In addition, the pool of highly skilled engineering, marketing, sales, and operations personnel in China is key to our success in growing our business.

Our wholly owned subsidiary, CW Communications, Inc., will focus on the design and installation of video surveillance systems. Its current area of operation is in the north Texas area around Dallas - Fort Worth. We believe that there are business opportunities in the design and installation of video surveillance that are complementary to our information technology business. We believe that CW Communications, Inc.'s business model can also be employed in the Chinese market by Tianjin Create Co. as an additional service.


ITEM 3.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer / Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of September 30, 2006. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation as of the end of the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

--------------------------------------------------------------------------------
   10.25 Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III (13)
--------------------------------------------------------------------------------
   10.26 Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks (13)
--------------------------------------------------------------------------------
   10.27 Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden (13)
--------------------------------------------------------------------------------
   10.28 Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden (13)
--------------------------------------------------------------------------------
   10.29 Promissory Note, dated June 27, 2006 in the amount of $7,680 payable to Henry Zaks (13)
--------------------------------------------------------------------------------
   10.30 Forgiveness of Promissory Note, dated July 5, 2006 in the amount of $73,059 payable to Michael A. Bowden
--------------------------------------------------------------------------------
   10.31 Promissory Note, dated July 27, 2006 in the amount of $6,300 payable to Michael A. Bowden
--------------------------------------------------------------------------------
   10.32 Promissory Note, dated September 26, 2006 in the amount of $5,000 payable to Michael A. Bowden
--------------------------------------------------------------------------------
   10.33 Promissory Note, dated September 28, 2006 in the amount of $4,708 payable to Henry Zaks
--------------------------------------------------------------------------------
   10.34 Conversion Election Letter dated October 5, 2006 from Pedro E. Racelis III
--------------------------------------------------------------------------------
   10.35     Conversion Election Letter dated October 30, 2006 from Henry Zaks
--------------------------------------------------------------------------------
   10.36 Amendment to Letter Agreement with Tianjin Create Co. dated November 7, 2006
--------------------------------------------------------------------------------
   16.1      Letter from the Rehmann Group, dated April 22, 2003 (8)
--------------------------------------------------------------------------------
   16.2      Letter from Moores Rowland, dated February 28, 2005 (9)
--------------------------------------------------------------------------------
   21.1      Subsidiaries of the registrant (12)
--------------------------------------------------------------------------------
   31.1      Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
-----------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003 filed March 18, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003, filed March 31, 2003.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 22, 2004, filed November 24, 2004.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003, filed April 14, 2004.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002, filed April 9, 2003.
(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form S-8, File No. 333-104457, filed April 27, 2004.

(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2003, filed April 22, 2003.
(9) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated January 11, 2005, filed January 18, 2005.
(10) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(11) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 24, 2005, filed June 6, 2005.
(12) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005, filed May 22, 2006.
(13) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 4, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHINA WIRELESS COMMUNICATIONS, INC.
                                       (Registrant)




Date:    November 14, 2006             By: /s/ PEDRO E. RACELIS III
                                          --------------------------------------
                                           Pedro E. Racelis III,
                                           President and Chief Financial Officer