Form 10KSB
period 2006-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2007-04-13
CIK 1125280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                              -------------    -----------------

                        Commission file number: 333-49388

                               [GRAPHIC OMITTED]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No: [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] (NOT APPLICABLE. THE ISSUER'S SECURITIES ARE NOT REGISTERED UNDER SECTION 12 OF THE EXCHANGE ACT.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No: [x]

State issuer's revenues for its most recent fiscal year:  $478,139

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,578,659 AS OF FEBRUARY 28, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 170,412,340 AS OF FEBRUARY 28, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes: [ ]   No: [x]

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         BUSINESS DEVELOPMENT. We were originally incorporated in Nevada on March 8, 1999 under the name AVL SYS International Inc ("AVL SYS"). On March 9, 2000, AVL SYS changed its name to I-Track, Inc ("ITI").

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

         BUSINESS OF ISSUER. Our business plan is to evaluate opportunities to acquire companies in the information technology industry and to provide both wireless and wired high-speed data and telecommunication systems to our customers. In addition, we and our subsidiaries can provide wireless connectivity for data and video surveillance networks.

         On May 24, 2005, the Company entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Company Ltd.., a People's Republic of China company ("Create Co."), for total consideration of $53,840, to be comprised of (i) cash in the amount of $40,379.61 and (ii) 448,665 shares of the Company's common stock valued at $0.03 per share, for a total of $13,460 in the Company's common stock. On September 6, 2005, the Company paid $21,460 towards the acquisition price ($13,460 in the Company's common stock and cash in the amount of $8,000).

         On May 18, 2006, the Company entered into an amended letter agreement with the 49% owner of Create Co., whereby the parties agreed to increase the acquisition cost of Create Co. to $126,767. Because the Company had previously made a payment of $21,460, the remaining purchase amount owing was $105,307, as of the May 18, 2006 amendment. The Company agreed to pay the remaining purchase amount owing of $105,307 in cash no later than August 31, 2006.

         On October 25, 2006, the Company and the 49% owner of Create Co. further amended the purchase agreement whereby the Company agreed to a final payment of $105,307, payable in (i) cash in the amount of $10,531 and (ii) 6,318,404 shares of the Company's common stock valued at $94,776, to take place on December 31, 2006. The parties have agreed to further extend the date of the final payment and expect the final payment to be made by the end of June 2007. The Company has recorded the $105,307 additional purchase price for Create Co., in accounts payable and accrued expenses as of December 31, 2006.

         Create Co. provides information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People's Republic of China. We acquired Create Co. in part because of its strategic location in Tianjin City, the third largest city in China. Also, as a forward-looking company with a customer base in the education, oil and gas, banking, brokerage, commercial and government sectors, Create Co. provides an opportunity to establish a presence in China.

         Additionally, during the 3rd quarter of 2006, we formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation ("CW Communications"), which operates in north Texas. Through CW Communications, we intend to leverage technical and sales opportunities presented by the information technology side of our business in the areas of video surveillance design, engineering and installation.

         We will market the products and services of China Wireless, Create Co, and CW Communications together where possible in order to provide the customer with options in information technology, systems engineering, low voltage power, backup systems for data network equipment, data and video cabling and video surveillance equipment.

         During the 4th quarter of 2006, we began to investigate other business opportunities within the United States and China. Included in these opportunities are the importation of consumer products and the development of electronic products to fill a need in the law enforcement and security market.

         INDUSTRY BACKGROUND. With over 130 million users, the People's Republic of China (the "PRC" or "China") has surpassed Japan to become the world's second largest Internet market. Many enterprises have installed high-speed local area networks to support bandwidth-intensive applications, and the large monopoly carriers have invested hundreds of millions of dollars in fiber optic networks to provide massive backbone network capacity.

         The opportunity to provide high-speed wireless broadband for customers utilizing existing carrier transport as well as broadband radio transport will now be part of our overall strategy to become an information technology provider. We will utilize proven information technology to complete and meet end users' business objectives. Our focus on potential customers will include commercial business, universities and government enterprises.

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

         COMPLIANCE   WITH   GOVERNMENTAL   REGULATIONS.   Our   operations  and
partnerships   are  subject  to  various  levels  of  government   controls  and
regulations in the PRC. As a result, we may be exposed to certain risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, and remittance abroad, and rates and methods of taxation, among others. We cannot assure you that changes in political and other conditions will not result in any adverse impact.

         EMPLOYEES. As of March 31, 2007, we have 13 full-time employees, including employees of Create Co.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 1746 Cole Boulevard, Suite 225, Golden, Colorado, where we lease approximately 800 square feet of space pursuant to a written lease which expires in August 2007.

         Create Co. leases space under an operating lease in Tianjin, China. Rental expenses under the operating lease were $6,656 in 2006. The lease expires in August 2007.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock was approved for trading on the over-the-counter bulletin board ("OTCBB") under the symbol "ITRK" on August 7, 2001. On December 2, 2002, the symbol was changed to "ITCK" when we implemented a 1-for-20 reverse stock split. On March 28, 2003, our trading symbol was changed to "CWLC". The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter shown:

                                                           BID OR TRADE PRICES
    2005 FISCAL YEAR                                       HIGH            LOW
    ----------------                                       ----            ---

    Quarter Ending 03/31/05...........................    $ 0.06          $ 0.06
    Quarter Ending 06/30/05...........................    $ 0.03          $ 0.02
    Quarter Ending 09/30/05...........................    $ 0.04          $ 0.04
    Quarter Ending 12/31/05...........................    $ 0.02          $ 0.02

    2006 FISCAL YEAR                                       HIGH            LOW
    ----------------                                       ----            ---

    Quarter Ending 03/31/06...........................    $ 0.18          $ 0.02
    Quarter Ending 06/30/06...........................    $ 0.15          $ 0.04
    Quarter Ending 09/30/06...........................    $ 0.04          $ 0.03
    Quarter Ending 12/31/06...........................    $ 0.03          $ 0.02


         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of December 31, 2006, there were 259 registered shareholders of record of our common stock

         During the last three fiscal years, no cash dividends have been declared on our common stock and we do not anticipate that dividends will be paid in the foreseeable future.

During quarter ended December 31, 2006, there were no unregistered securities issued.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         OVERVIEW. We are an information technology company providing both wireless and wired high-speed data and telecommunication systems to our customers. In addition, we provide wireless connectivity for data and video surveillance networks. In furtherance of our business plan, we acquired an interest in Create Co., a systems integration and information technology company located in Tianjin, China in 2005. Additionally, during the 3rd quarter of 2006, we formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation ("CW Communications"), which operates in north Texas. Through CW Communications, we intend to leverage technical and sales opportunities presented by the information technology side of our business in the areas of video surveillance design, engineering and installation. We intend to market the products and services of China Wireless, Create Co, and CW Communications together where possible in order to provide the customer with options in information technology, systems engineering, low voltage power, backup systems for data network equipment, data and video cabling and video surveillance equipment.

         GOING CONCERN. In Note 2 of the Company's Financial Statements for the year ended December 31, 2006, the Company's independent registered public accounting firm noted that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred net losses for the years ended December 31, 2006 and 2005 of $3,226,744 and $2,013,513, respectively, and at December 31, 2006 had an accumulated deficit of $13,820,485 and a working capital deficit of $362,158. These conditions raise substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Our ability to continue as a going concern is dependent upon the successful implementation of our business plan and ultimately achieving profitable operations. However, there is no assurance that we will be able to raise the necessary capital to execute our business strategy. Our inability to raise the required capital or implement our business strategy successfully could adversely impact our business and prospects.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         MINORITY INTEREST. Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed. As previously stated, we closed the acquisition of a 51% majority interest of Create Co. on May 24, 2005.

         STOCK-BASED COMPENSATION. Stock-based compensation. Effective January 1, 2006, WE adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. WE did not have any stock based compensation, including options that would have required expensing under SFAS No. 123R for the year ended December 31, 2006.

         FOREIGN CURRENCIES. Transactions in foreign currencies are translated at the rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the approximate rates ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.

         RESULTS OF OPERATIONS. Our net loss for the year ended December 31, 2006 was $3,226,744 compared with

$2,013,513 for the year ended December 31, 2005, an increase of $1,213,231. Operating expenses for the year ended December 31, 2006, were $2,381,542, compared with $2,081,184 for the year ended December 31, 2005, an increase of $300,358. The increases in our net loss and operating expenses were primarily due to a loss on payment of expenses in our common stock of $854,900; additionally we incurred a $341,433 increase in general and administrative expenses in the year ended December 31, 2006 as we are integrating Create Co. into our operations, and as we further expand our business plan.

         During the year ended December 31, 2006, we generated sales revenues of $478,139, compared with $338,215 for the year ended December 31, 2005, an increase of $139,924.

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2006, we had current assets of $126,099 as compared to $101,623 at December 31, 2005, and current liabilities of $488,257 at December 31, 2006, as compared to $497,544 at December 31, 2005, resulting in working capital deficits of $362,158 and $395,921 at December 31, 2006 and December 31, 2005, respectively.

         During the year ended December 31, 2006, we used $250,042 of cash for operating activities and $260,963 was provided by investing and financing activities. Financing activities consisted of borrowings from our officers and directors. By comparison for the year ended December 31, 2005, we used $160,025 of cash for our operating activities, while financing activities consisting of proceeds from the issuance of our common stock and borrowings, providing cash of $190,267. Investing activities during the year ended December 31, 2005 used cash of $20,252, which consisted of the acquisition of fixed assets. We had no investing activities during the year ended December 31, 2006.

         We have been largely reliant upon loans from related parties in order to meet our cash requirements and as of January 1, 2007, we entered into individual Revolving Lines of Credit ("Revolver") agreements with two of our directors, Henry Zaks and Pedro E. Racelis III. Each Revolver provides a $30,000 line of credit to the Company at 10% interest.

         PLAN OF OPERATION. Our business plan is to evaluate opportunities to acquire companies in the information technology industry and to provide both wireless and wired high-speed data and telecommunication systems to our customers. In addition, we provide wireless connectivity for data and video surveillance networks.

         We are focusing our efforts on becoming a viable information technology company. We believe that the information technology business is developing quickly in China and that there are North American technologies that can be marketed to business customers in China. Create Co. is the foundation to building our broad base information technology, products and services in China. As we execute our business plan, we intend to utilize the leadership of Create Co. to oversee and manage our operations in China. Create Co. operates in Tianjin, the third largest city in China. Tianjin has a population of approximately ten million people and is a major import and export center for China. Major industries and markets located in Tianjin include educational, industrial, international shipping port, medical, manufacturing and government. Tianjin is also Beijing's gateway to the sea and has over 25 10,000-ton ship berths. Tianjin's harbor is geographically the second largest in China. Further, Tianjin is home to 31 of China's universities, including Tianjin University, China's first modern university. The Tianjin area also includes the Tanggu Economic Development Area, located where the Haihe River meets the Bohai Sea.

         Create Co.'s customer base includes Nankai University, Tianjin Sea Transportation Company, Tianjin Gas Company, DaGang Oil Field and Tianjin North Food Company. Additionally, 20 of Tianjin City's 31 universities utilize products or services provided by Create Co. We intend to expand our Create Co. operation by adding to the sales force in order to better take advantage of system integration opportunities available. The focus of our systems integration efforts has been in the educational, transportation, natural gas and manufacturing markets and our goal is to expand into other industries. In addition, the pool of highly skilled engineering, marketing, sales, and operations personnel in China is key to our success in growing our business.

         Our wholly owned subsidiary, CW Communications, Inc., will focus on the design and installation of video surveillance systems. Its current area of operation is in the north Texas area around Dallas - Fort Worth. We believe that there are business opportunities in the design and installation of video surveillance that are complementary to our information technology business. We believe that CW Communications, Inc.'s business model can also be employed in the Chinese market by Create Co. as an additional service.

         As of December 31, 2006, our working capital deficit was $362,158 and our accumulated deficit was $13,820,485. Cash provided from our operations and Revolving Lines of Credit are insufficient to cover the costs associated with our plan of operation and our working capital requirements and we will need to obtain additional funding to cover our cash requirements. We believe that such additional funding will be in the form of equity financing from the sale of our common stock or further debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding to cover our cash requirements and we do not presently have any arrangements in place for any future equity or debt financing.

         OFF-BALANCE  SHEET  ARRANGEMENTS.    We  had   no   off-balance   sheet
arrangements as of December 31, 2006.

         NEW ACCOUNTING PRONOUNCEMENTS.

         In February 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This pronouncement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Currently, the Company does not have any publicly traded derivative instruments or participate in any hedging activities and, therefore, the adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued Staff Position (FSP) No. FAS 123(R)-4 (As Amended) "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, which amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), "Share-Based Payment". The adoption of FSP No. FAS 123(R)-4 did not have a material impact on the Company's financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140." This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the Company's consolidated financial statements.

         In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within the Company's fiscal year 2007, the Company did not adopt FIN 48 in fiscal 2006.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

         In  September   2006,  the  Staff  of  the  SEC  issued  SAB  No.  108:
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the Company's consolidated financial statements.

         In July 2006, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus and ratified Issue No. 06-2: "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met.
However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. EITF 06-2 was effective beginning January 1, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on the Company's consolidated financial statements.


ITEM 7.  FINANCIAL STATEMENTS.

See pages beginning with page F1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 3, 2007, Sherb & Co., LLP ("Sherb") was appointed as our registered independent public accountant for the year ended December 31, 2006. On January 3, 2007 Bongiovanni and Associates ("Bongiovanni"), was dismissed as our registered independent public accountant. The decisions to appoint Sherb and dismiss Bongiovanni were approved by our board of directors on December 6, 2006.

         During the fiscal years ended December 31, 2005 and 2004 and the subsequent interim period up through the date of dismissal (January 3, 2007), there were no disagreements with Bongiovanni on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bongiovanni, would have caused Bongiovanni to make reference thereto in its report on the our financial statements for such years. Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B occurring within our two most recent fiscal years and the subsequent interim period up through the date of dismissal (January 3, 2007).

         The audit report of Bongiovanni for our financial statements as of December 31, 2005, contained a separate paragraph stating:

                  "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders' deficit, has discontinued operations, has a negative cash flow from operations, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         The audit report of Bongiovanni for our financial statements as of December 31, 2004, contained a separate paragraph stating:

                  "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders' deficit, has discontinued operations, and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During our two most recent fiscal years and the subsequent interim period up through the date of engagement of Sherb (January 3, 2007), neither our company nor anyone on its behalf consulted Sherb regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. Further, Sherb has not provided us with written or oral advice that was an important factor considered us in reaching a decision as to any accounting, auditing or financial reporting issues.


ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer / Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. In connection with the evaluation of our internal controls, our management has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8A(T).       CONTROLS AND PROCEDURES

Not applicable.


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of the date of this filing, our executive officers and directors are:

    NAME                          AGE       POSITION

    Pedro E. Racelis III           56       President, Chief Executive Officer,
                                            Chief Financial Officer and Director

    Michael A. Bowden              57       Director

    Henry Zaks                     63       Director

    Brad Woods                     47       Director

    Robert McElhinney              48       Director

    Iouri Onoufrienko              37       Director

         Our Bylaws provide for a board of directors ranging from 1 to 12 members, with the exact number to be specified by the board. At present, we are authorized to have a seven-member board and we presently have one vacancy on the board, which we intend to fill during the second calendar quarter of 2007. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         PETE RACELIS,  PRESIDENT,  CHIEF  EXECUTIVE  OFFICER,  CHIEF  FINANCIAL
OFFICER AND DIRECTOR. Mr. Racelis has been our President, Chief Executive Officer, Chief Financial Officer and a director since June 2004. A veteran of direct sales and management in multi-national companies for more than 21 years, Mr. Racelis has extensive experience with telecommunications, operations, management and organizational skills. Prior to joining the company in October 2002, Mr. Racelis sold hardware and software solutions to telecommunications carriers, financial institutions, and commercial businesses both nationally and internationally in North America. Mr. Racelis has held executive level positions as Vice President/GM at Winstar Wireless (1995-1997), Director of Sales at Amati Corporation (1997-1998), and Vice President at Stox.com (1998 - 2001).

         MICHAEL A. BOWDEN, DIRECTOR. Mr. Bowden was our Chief Operating Officer from February 2005 to January 2007 and has been a director since January 2005. He has over 25 years of telecommunications experience in both highly technical and major account sales environments. His experience includes supporting complex projects ranging from $100K to $58M in annual revenue. Mr. Bowden was a telecommunications consultant from August 2002 to February 2003. From December 2000 to August 2002, he was a senior sales engineer for Net.com, a Denver, Colorado, company that provided telecommunications equipment to carriers. Mr. Bowden was a technical support manager for Qwest Communications International Inc. (formerly US West Communications), Denver, Colorado, from October 1998 to December 2000.

         HENRY ZAKS, DIRECTOR. Mr. Zaks has been a director since October 2003. Since March 1973, he has been the President of Zaks-Shane, LTD and Health Insurance Services, Inc. since December 1988. Both are Wisconsin-based organizations that specialize in marketing business-to-business solutions to both corporations and small companies. He has over 35 years' experience as a sales professional.

         BRAD WOODS, DIRECTOR. Mr. Woods served as our Interim President & CEO from August 2003 to June 2004, and chief financial officer, secretary, and treasurer from March 2003 to June 2004. He has extensive experience in international investments, acquisitions, taxation, and computer applications with both public and private companies.

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

         ROBERT MCELHINNEY, DIRECTOR. Mr. McElhinney was appointed as a member of our board of directors on January 19, 2007. Mr. McElhinney has 18 years of experience in the manufacturing of commercial packaging and retail products and has been involved in material resources planning, standard process controls, operations and cost reduction projects. From 1986 to 2003, he served as inventory control manager for Metal Packaging International, a manufacturing company based in Northglenn, Colorado. During 2003 and 2004, Mr. McElhinney served as operations manager for Amsco Windows, at their distribution center based in Aurora, Colorado. He currently serves in a supervisory role with Skywest Airlines, located in Denver, Colorado. Mr. McElhinney brings to our board manufacturing and quality control experience to assist us with building a program to manage our vendors and quality control. He earned a Bachelors degree in Marketing from the University of Northern Colorado.

         IOURI ONOUFRIENKO, DIRECTOR. Mr. Onoufrienko was appointed as a member of our board of directors on January 19, 2007. Mr. Onoufrienko has 16 years of international business experience, beginning as a trading manager in 1991 with a Russian timber and paper manufacturing firm, where he managed the import and export of commercial products in the European and North American markets. In 1996, Mr. Onoufrienko operated several service and support businesses that sold products and services to major retail, educational institutions, and regional hospitals in North America. Since 1999, he has been the owner of the regional commercial flooring construction company, Onuffer Flooring, based in Thornton, Colorado.

         Our board members are paid $1,000 for each board meeting attended.

         CONFLICTS OF INTEREST. Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

         COMMITTEES. In fiscal 2006, the board of directors did not have a standing nominating or compensation committee, rather the entire board of directors acted in such capacity. Additionally, Mr. Henry Zaks is the Chairman of the Audit Committee. We do not have an audit committee financial expert.

         CODE OF ETHICS. In February 2007, our board adopted our Code of Ethics that applies to our directors and all of our employees, including our Chief Executive Officer and our Chief Financial Officer. A copy of our Code of Ethics may be obtained from the company without charge, upon written request to:

         China Wireless Communications, Inc.
         1746 Cole Boulevard, Suite 225
         Golden, Co 80401-3210
         Attention: Investor Relations

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our executive officers or directors who earned in excess of $100,000 per annum during any part of our last two fiscal years:

--------------------------------------------------------------------------------------------------------

        Name and principal position           Year   Salary ($)    Stock Awards ($)       Total ($)
--------------------------------------------------------------------------------------------------------
Pedro E. Racelis, III                         2005     144,000         128,000             272,000
President, Chief Executive Officer, Chief     2006     144,000         145,000             289,000
Financial Officer and Director (1)<F1>
--------------------------------------------------------------------------------------------------------
Michael Bowden
Director and former Chief Operating           2005     120,000         500,000             620,000
Officer  (2)<F2>                              2006     120,000         116,000             236,000
--------------------------------------------------------------------------------------------------------

(1)<F1> Mr. Racelis became our President, Chief Executive Officer, Chief Financial Officer and a director in June 2004.
(2)<F2> Mr. Bowden was our Chief Operating Officer from February 2005 until January 2007, and has served as a director since January 2005.

         There have been no grants of stock appreciation rights or benefits under long-term incentive plans or other forms of compensation involving our officers, through December 31, 2006.

         We reimburse our officers and directors for reasonable expenses incurred in the performance of their duties. The members of our board of directors are compensated at $1,000 per meeting.

         EMPLOYMENT AGREEMENTS. In June 2004, Pedro E. Racelis III was appointed as President and Chief Executive Officer of the Company and we entered into an employment agreement with Mr. Racelis at that time. Salary for Mr. Racelis in 2005 was $144,000. On March 1, 2006, we entered into a new employment agreement with Mr. Racelis for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Racelis will be paid an annual salary of $250,000, with increases of 10% annually. Mr. Racelis did not accept the increase in salary in 2006.

         STOCK PLAN. On January 31, 2003, our shareholders adopted the 2003 Stock Plan, which provides for the granting of both incentive stock options and nonstatutory stock options and stock purchase rights to officers, directors, employees, and independent contractors. The total number of shares of common stock that may be issued under this plan shall not exceed 15% of shares outstanding.

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

         As of December 31, 2006, there were no outstanding options to purchase shares of our common stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of February 28, 2007:

---------------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                   BENEFICIAL OWNERSHIP           PERCENT OF CLASS (2)<F2>
---------------------------------------------------------------------------------------------------------------------
Pedro E. Racelis III (3)<F3>
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401                                               11,126,188                      6.5%
---------------------------------------------------------------------------------------------------------------------
Michael A Bowden (4)<F4>
1746 Cole Boulevard, Suite 225                                       8,560,365                       5.0%
Golden, Colorado 80401
---------------------------------------------------------------------------------------------------------------------
Brad Woods
1746 Cole Boulevard, Suite 225                                          -0-                          0.0%
Golden, Colorado 80401
---------------------------------------------------------------------------------------------------------------------
Henry Zaks (5)<F5>
1746 Cole Boulevard, Suite 225                                        8,041,424                      4.7%
Golden, Colorado 80401
---------------------------------------------------------------------------------------------------------------------
Robert McElhinney
1746 Cole Boulevard, Suite 225                                          -0-                           0%
Golden, Colorado 80401
---------------------------------------------------------------------------------------------------------------------
Iouri Onoufrienko
1746 Cole Boulevard, Suite 225                                          -0-                           0%
Golden, Colorado 80401
---------------------------------------------------------------------------------------------------------------------
All officers and directors as a Group (6 persons)                    27,727,977                     16.2%
---------------------------------------------------------------------------------------------------------------------

-----------

(1)>F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 170,412,340 shares of Common Stock outstanding as of February 28, 2007. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from February 28, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> 11,126,188 shares are held in the name of Global Sales Strategies Inc., a Colorado corporation 100% owned and controlled by Pedro E. Racelis III.

(4)<F4> 2,260,365 of these shares are held in the name of Michael A. Bowden individually; 6,250,000 shares are held in the name of MBE Ltd., a Colorado corporation 100% owned and controlled by Michael A. Bowden; an additional 50,000 shares are 100% vested warrants, exercisable at a price of $0.50. On January 19, 2007, Mr. Bowden resigned as an officer of the Company, and on March 12, 2007 Mr. Bowden returned 6,000,000 shares of Common Stock to the Company which had been paid to Mr. Bowden as compensation. The shares were then cancelled by the Company.

(5)<F5>  7,804,582  of  these  shares  are  held  in  the name of Henry Zaks; an
         additional   236,842  of  these   shares  are  100%  vested   warrants,
         exercisable at a price of $0.40.

     CHANGES IN CONTROL. There are no agreements known to management that may result in a change of control of our company.

     EQUITY COMPENSATION PLANS. As of December 31, 2006, our equity compensation plan information is as follows:

-------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
    Plan Category                   warrants and rights                rights                   future issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  None                         None                      25,561,851
approved by securities holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              None                         None                         None
approved by securities holders
-------------------------------------------------------------------------------------------------------------------
Total                                      None                         None                      25,561,851
-------------------------------------------------------------------------------------------------------------------


ITEM 12. CERTAIN  RELATIONSHIPS   AND   RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE.

         RELATED PARTY TRANSACTIONS. Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         a.   PEDRO E. RACELIS,  III (PRESIDENT AND CEO). During May 2006, Pedro
E. Racelis, III, the Company's President and CEO, made loan advances to the Company of $15,500 and $3,612. These loans accrued interest at 8% per annum, were unsecured and were due on July 2, 2006 and December 1, 2006, for the $15,500 and $3,612 advance, respectively. At the request of the President and CEO, the note in the amount of $15,500, plus accrued interest, was approved for conversion into 310,000 shares of the Company's restricted common stock on October 5, 2006. This note payable was converted at the market price on the date of conversion. The $3,612 advance remains unpaid as of December 31, 2006.

         In the fourth quarter of the year ended December 31, 2006, Mr. Racelis, made loan advances to the Company totaling $21,038. These loans were received in three advances, they are unsecured and accrue interest at 8% per annum. These advances are payable upon demand until such time as the Company has drawn up a formal loan payable document.

         b. HENRY ZAKS (DIRECTOR). Prior to joining the Company Board, Henry Zaks was compensated as a consultant to review administration and accounting functions of the Company. During the year ended December 31, 2005, Mr. Zaks converted notes payable of $30,000 into shares of common stock at a conversion price of $0.05 per share, and he converted notes payable of $20,000 into 857,085 shares of common stock at a conversion price of $0.029 per share. The conversion rate for both these conversions was at the market price on the dates of their conversion.

         During the year ended December 31, 2006, Mr. Zaks made loan advances of $76,742 to the Company. All loan advances payable from Mr. Zaks accrued interest at 8% per annum, prior to conversion, and were due at various dates, except for the last loan advance, which was not formalized into a note payable. All loans were unsecured. On November 7, 2006 all loan advances, plus accrued interest, were approved for conversion into 1,810,837 shares of the Company's common stock, except for the last loan advance made on November 11, 2006, which was forgiven, along with accrued interest, on December 31, 2006. All conversions were at the market rate on the date of conversion. The forgiveness of the note payable has been accounted for as a capital contribution, as Mr. Zaks is an officer of the Company

         The following is a list of loans payable made from Mr. Zaks to the Company.

                                                                 Amount
                                                               Converted
                                                                  With
                                Date             Date           Accrued                           Date            Date
             Amount            Issued             Due           Interest         Shares        Converted        Forgiven
           ------------    -------------     ------------    -------------    ------------    -----------    -------------
           $    10,000       3/22/2006        10/31/2006     $     10,546         458,520      11/7/2006
                 4,137       4/13/2006        10/31/2006            4,324         187,998      11/7/2006
                 1,400       4/27/2006        10/31/2006            1,462          63,557      11/7/2006
                 7,680        5/1/2006         12/1/2006            7,939         198,486      11/7/2006
                23,217        5/3/2006         10/2/2006           24,127         482,542      11/7/2006
                 3,600       5/15/2006        10/31/2006            3,722         161,810      11/7/2006
                 2,000       6/14/2006         12/1/2006            2,047          51,177      11/7/2006
                 4,708       9/28/2006          3/1/2007            4,755         206,747      11/7/2006
                20,000      11/13/2006            n/a                                                          12/31/2006
           ------------                                       ------------    ------------
           $    76,742                                        $    58,922       1,810,837

         c. MICHAEL BOWDEN (DIRECTOR). During the years ended December 31, 2006 and 2005 Michael Bowden, a director and former Chief Operating Officer of the Company, made loan advances to the Company at various dates of $149,071 and $12,698, respectively. These loans payable accrued interest at 8% per annum, and unsecured), and were due on various repayments date, except for the last advance of $3,200 on December 27, 2006. On November 13, 2006, the Company approved the conversion of $24,310 in loan advances, plus $940 of accrued interest, into 564,903 shares of the Company's common stock at approximately $0.04 per share. The conversion rate for this conversion was at the market price on the date of conversion. All other loan advances from the year ended December 31, 2006, including the last advance on December 27, 2006, which was not formalized into a note payable, were forgiven by Mr. Bowden. The forgiveness of the note payable has been accounted for as a capital contribution, as Mr. Bowden is an officer of the Company.

         The following table reconciles the loans payable for Mr. Bowden that were received, converted into Common stock and forgiven during the years ended December 31, 2006 and 2005:

                                                                 Amount
                                                                Converted
                                                                  With
                                 Date             Date           Accrued                            Date              Date
              Amount            Issued             Due          Converted         Shares          Converted         Forgiven
           ------------     -------------     ------------    -------------    ------------    --------------    -------------
           $    12,698          8/1/2005         7/2/2006     $     13,270         265,401        11/13/2006
                73,059          5/3/2006        10/2/2006                                                            7/5/2006
                 1,612         6/15/2006        12/1/2006            1,666          41,656        11/13/2006
                10,000         6/26/2006       12/31/2006           10,314         257,846        11/13/2006
                 6,300         7/27/2006        1/31/2007                                                          11/17/2006
                 5,000         9/26/2006         3/1/2007                                                          11/17/2006
                30,000         11/8/2006        12/1/2006                                                           11/8/2006
                 6,000         11/8/2006        12/1/2006                                                          11/17/2006
                 3,900        11/14/2006        12/1/2006                                                          11/30/2006
                 4,800        12/11/2006       12/31/2007                                                          12/15/2006
                 5,200        12/27/2006        1/31/2007                                                          12/29/2006
                 3,200        12/27/2006        2/15/2007                                                          12/31/2006
           ------------                                       -------------    ------------
           $   161,769                                        $     25,250         564,903

         As of December 31, 2006, there were no outstanding notes payable to Mr. Bowden. On January 19, 2007, Mr. Bowden resigned as an officer of the Company.

         On January 1, 2007, the Company entered into individual Revolving Lines of Credit ("Revolver") agreements with Henry Zaks and Pedro E. Racelis III. Each Revolver provides a $30,000 line of credit to the Company at 10% interest.

FUTURE TRANSACTIONS

         All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.

DIRECTOR INDEPENDENCE

         Our common stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. We believe that Henry Zaks, Robert McElhinney and Iouri Onoufrienko each qualify as an independent director under the above definition. We do not list that definition on our Internet website.

ITEM 13. EXHIBITS

(a)      EXHIBITS:

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   2.1 Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc.
               (1)
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation (2)
--------------------------------------------------------------------------------
   3.2         Bylaws (2)
--------------------------------------------------------------------------------
   3.3         Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
   3.4         Certificate of Amendment to Articles of Incorporation (4)
--------------------------------------------------------------------------------
  10.1         2003 Stock Plan, as amended (5)
--------------------------------------------------------------------------------
  10.2         Employment Agreement dated April 23, 2004 with Pedro E. Racelis
               III (6)
--------------------------------------------------------------------------------
  10.3 Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (8)
--------------------------------------------------------------------------------
  10.4         Letter agreement with Tianjin Create IT Company Ltd. dated May
               24, 2005 (9)
--------------------------------------------------------------------------------
  10.5         Employment Agreement dated July 20, 2005 with Michael A. Bowden
               (10)
--------------------------------------------------------------------------------
  10.6 Promissory Note, dated August 1, 2005 in the amount of $12,698 payable to Michael Bowden (10)
--------------------------------------------------------------------------------
  10.7         Employment Agreement dated March 1, 2006 with Michael A. Bowden
               (10)
--------------------------------------------------------------------------------
  10.8         Employment Agreement dated March 1, 2006 with Pedro E. Racelis
               III (10)
--------------------------------------------------------------------------------
  10.9         Amendment to Letter agreement with Tianjin Create IT Company Ltd.
               dated May 18, 2006 (10)
--------------------------------------------------------------------------------
  10.10 Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (10)
--------------------------------------------------------------------------------
  10.11 Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (10)
--------------------------------------------------------------------------------
  10.12 Promissory Note, dated May 3, 2006 in the amount of $73,059 payable to Michael Bowden (10)
--------------------------------------------------------------------------------
  10.13 Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III (11)
--------------------------------------------------------------------------------
  10.14 Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks (11)
--------------------------------------------------------------------------------
  10.15 Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden (11)
--------------------------------------------------------------------------------
  10.16 Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden (11)
--------------------------------------------------------------------------------
  10.17 Promissory Note, dated June 27, 2006 in the amount of $7,680 payable to Henry Zaks (11)
--------------------------------------------------------------------------------
  10.18 Forgiveness of Promissory Note, dated July 5, 2006 in the amount of $73,059 payable to Michael A. Bowden (12)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.19 Promissory Note, dated July 27, 2006 in the amount of $6,300 payable to Michael A. Bowden (12)
--------------------------------------------------------------------------------
  10.20 Promissory Note, dated September 26, 2006 in the amount of $5,000 payable to Michael A. Bowden (12)
--------------------------------------------------------------------------------
  10.21 Promissory Note, dated September 28, 2006 in the amount of $4,708 payable to Henry Zaks (12)
--------------------------------------------------------------------------------
  10.22        Conversion Election Letter dated October 5, 2006 from Pedro E.
               Racelis III (12)
--------------------------------------------------------------------------------
  10.23        Conversion Election Letter dated October 30, 2006 from Henry Zaks
               (12)
--------------------------------------------------------------------------------
  10.24        Amendment to Letter Agreement Tianjin Create IT Company Ltd.
               dated November 7, 2006 (12)
--------------------------------------------------------------------------------
  10.25        Conversion Election Letter dated November 7, 2006 from Henry Zaks
--------------------------------------------------------------------------------
  10.26        Conversion Election Letter dated November 7, 2006 from Henry Zaks
--------------------------------------------------------------------------------
  10.27 Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.28 Promissory Note, dated November 8, 2006 in the amount of $6,000 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.29 Forgiveness of Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.30 Promissory Note, dated November 10, 2006 in the amount of $20,000 payable to Henry K. Zaks
--------------------------------------------------------------------------------
  10.31        Conversion Election Letter dated November 13, 2006 from Michael
               A. Bowden
--------------------------------------------------------------------------------
  10.32        Conversion Election Letter dated November 13, 2006 from Michael
               A. Bowden
--------------------------------------------------------------------------------
  10.33        Conversion Election Letter dated November 13, 2006 from Michael
               A. Bowden
--------------------------------------------------------------------------------
  10.34 Promissory Note, dated November 14, 2006 in the amount of $3,900 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.35 Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,300 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.36 Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $5,000 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.37 Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,000 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.38 Forgiveness of Promissory Note, dated November 30, 2006 in the amount of $3,900 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.39 Promissory Note, dated December 11, 2006 in the amount of $4,800 payable to Michael A. Bowden
-------------------------------------------------------------------------------
  10.40 Forgiveness of Promissory Note, dated December 15, 2006 in the amount of $4,800 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.41 Promissory Note, dated December 27, 2006 in the amount of $5,200 payable to Michael A. Bowden
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.42 Promissory Note, dated December 2, 2006 in the amount of $3,200 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.43 Forgiveness of Promissory Note, dated December 29, 2006 in the amount of $5,200 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.44 Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $20,000 payable to Henry Zaks
--------------------------------------------------------------------------------
  10.45 Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden
--------------------------------------------------------------------------------
  10.46 Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Pedro E. Racelis III
--------------------------------------------------------------------------------
  10.47 Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Henry Zaks
--------------------------------------------------------------------------------
  16.1         Letter from Bongiovanni and Associates, dated January 11, 2007
               (13)
--------------------------------------------------------------------------------
  21.1         Subsidiaries of the registrant
--------------------------------------------------------------------------------
  31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003 filed March 18, 2003.
(2) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003, filed March 31, 2003.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 22, 2004, filed November 24, 2004.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002, filed April 9, 2003.
(6) Incorporated by reference to the exhibits to the registrant's registration statement on Form S-8, File No. 333-104457, filed April 27, 2004.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2003, filed April 22, 2003.
(8) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(9) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 24, 2005, filed June 6, 2005.
(10) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005, filed May 22, 2006.
(11) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 4, 2006.
(12) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed November 14, 2006.
(13) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K/A dated January 3, 2007, filed January 11, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         On January 3, 2006, Bongiovanni & Associates C.P.A. was dismissed as our independent public accountants. Our board of directors approved the dismissal of Bongiovanni & Associates C.P.A. Bongiovanni & Associates C.P.A. had audited our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005 and for the period from January 1, 2004 to December 31, 2004.

         On January 3, 2007, we engaged Sherb and Co., LLP based in Boca Raton, Florida, as our principal accountant to audit our financial statements for the year ending December 31, 2006. Our board of directors approved the engagement of Sherb and Co.

AUDIT FEES

         For the fiscal year ended December 31, 2006, Sherb and Co., LLP is expected to bill approximately $28,000 for the audit of our annual financial statements. For the fiscal year ended December 31, 2005, Bongiovanni &
Associates C.P.A. billed $58,397 for the audit of our annual financial statements.

         For the fiscal year ended December 31, 2007, Sherb and Co., LLP is expected to bill approximately $4,000 for the review of our Form 10-QSB filings. For the fiscal year ended December 31, 2006, Bongiovanni & Associates C.P.A. billed $4,750 for the review of our Form 10-QSB filings. For the fiscal year ended December 31, 2005, Bongiovanni & Associates C.P.A. billed $18,000 for the review of our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

TAX FEES

         For the fiscal year ended December 31, 2006, Sherb and Co., LLP is expected to bill $7,500 for tax compliance, tax advice, and tax planning services. For the fiscal year ended December 31, 2005, Bongiovanni & Associates C.P.A. billed $8,000 for tax compliance, tax advice, and tax planning services, respectively.

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

                               CHINA WIRELESS COMMUNICATIONS, INC.



Date:  April 12, 2007          By: /s/ PEDRO E. RACELIS III
                                  ----------------------------------------------
                                  Pedro E. Racelis III, President, Chief
                                  Executive Officer and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                                  DATE

                                         President, Chief Executive Officer
                                         (Principal Executive Officer) and
/s/ PEDRO E. RACELIS III                 Chief Financial Officer (Principal                April 12, 2007
----------------------------------       Financial and Accounting Officer)
Pedro E. Racelis III




/s/ HENRY ZAKS                                         Director                            April 12, 2007
----------------------------------
Henry Zaks




/s/ ROBERT MCELHINNEY                                  Director                            April 12, 2007
----------------------------------
Robert McElhinney




/s/ IOURI ONOUFRIENKO                                  Director                            April 12, 2007
----------------------------------
Iouri Onoufrienko




/s/ MICHAEL A. BOWDEN                                  Director                            April 12, 2007
----------------------------------
Michael A. Bowden




                                                       Director
----------------------------------
Brad Woods

CONTENTS
================================================================================
REPORTS OF INDEPENDENT REGISTERED PUBLIC
  ACCOUNTING FIRMS...............................................F-1-3
CONSOLIDATED STATEMENTS OF OPERATIONS............................F-4
CONSOLIDATED BALANCE SHEET.......................................F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS............................F-6
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT..................F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................F-8
================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


China Wireless Communications, Inc.
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401-3208

To the Board of Directors and Stockholders of China Wireless Communications,
Inc.

We have audited the accompanying consolidated balance sheet of China Wireless Communications, Inc. (the "Company") and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and the consolidated results of their operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Sherb and Co., LLP,

Certified Public Accountants
Boca Raton, Florida
February 17, 2007

BONGIOVANNI & ASSOCIATES, P.A.
17111 KENTON DRIVE, SUITE 100-B
CORNELIUS, NORTH CAROLINA 28031
PHONE (704) 892-8733
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


China Wireless Communications, Inc.
1746 Cole Boulevard, Suite 225
Golden, Colorado 80401-3208

To the Board of Directors and Stockholders of China Wireless Communications,
Inc.

We have audited the accompanying consolidated balance sheet of China Wireless Communications, Inc. (the "Company") and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and the consolidated results of their operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ BONGIOVANNI & ASSOCIATES, CPA'S

Bongiovanni & Associates, CPA's
Charlotte, North Carolina
May 22,2006

                       China Wireless Communications, Inc.
                      Consolidated Statements of Operations

                                                                      Year ended December 31,
                                                             -------------------------------------------
                                                                    2006                    2005
                                                             --------------------    -------------------

Sales                                                        $           478,139     $          338,215
Cost of Sales                                                            454,587                383,162
                                                             --------------------    -------------------
      Gross profit (Loss)                                                 23,552                (44,947)
                                                             --------------------    -------------------

Operating expenses:
      Consulting expense                                               1,886,801              1,927,876
      General and administrative expenses                                494,741                153,308
                                                             --------------------    -------------------
          Total operating expenses                                     2,381,542              2,081,184
                                                             --------------------    -------------------

Loss from operations                                                  (2,357,990)            (2,126,131)

Other income (expense)
      Other income                                                        28,403                132,783
      Loss on payment of expenses in common stock                       (854,900)                     -
      Interest expense                                                   (42,257)               (20,165)
                                                             --------------------    -------------------
          Total non-operating income                                    (868,754)               112,618
                                                             --------------------    -------------------

Net Loss                                                     $        (3,226,744)    $       (2,013,513)
                                                             ====================    ===================

Other Comprehensive income:
      Foreign currency exchange gain                                       2,514                      0
                                                             --------------------    -------------------

Comprehensive Loss                                           $        (3,224,230)    $       (2,013,513)
                                                             ====================    ===================

Net loss per share, basic and diluted                        $            (0.025)    $           (0.028)
                                                             ====================    ===================

Weighted average common shares outstanding,
      basic and fully diluted                                        128,712,765             71,618,722
                                                             ====================    ===================




         The financial statements should be read in conjunction with the accompanying notes.

                       China Wireless Communications, Inc.
                           Consolidated Balance Sheet
                                December 31, 2006

                                     ASSETS
Current assets
     Cash and cash equivalents                                                   $      28,214
     Accounts receivable                                                                33,849
     Prepaid expenses                                                                   13,559
     Other receivables                                                                  50,477
                                                                                 --------------
        Total current assets                                                           126,099

Fixed assets, net                                                                        7,693
                                                                                 --------------

                                                                                 $     133,792
                                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                       $     261,676
     Interest payable                                                                   49,456
     Loans payable                                                                     139,600
     Loans payable - related parties                                                    37,525
                                                                                 --------------
        Total current liabilities                                                      488,257
                                                                                 --------------

Stockholders' deficit:
     Preferred stock, par value $0.01 per share, 1,000,000 shares of preferred
        stock authorized, none issued and outstanding                                        -
     Common stock, par value  $0.001 per share, 250,000,000  shares of common
        stock authorized, 148,038,284 shares of stock issued and outstanding           148,038
     Additional paid-in capital                                                     13,315,468
     Accumulated deficit                                                           (13,820,485)
     Accumulated other comprehensive income                                              2,514
                                                                                 --------------
           Total stockholders' deficit                                                (354,465)
                                                                                 --------------

                                                                                 $     133,792
                                                                                 ==============


         The financial statements should be read in conjunction with the accompanying notes.

                       China Wireless Communications, Inc.
                      Consolidated Statements of Cash Flows

                                                                                                 Year ended December 31,
                                                                                        ----------------------------------------
                                                                                                2006                  2005
                                                                                        -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $       (3,226,744)    $     (2,013,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation                                                                                 2,070               10,488
        Common stock issued for compensation                                                     2,997,305            1,927,876
        Forgiveness of loans payable                                                                   -               (220,831)
        (Increase) decrease in operating assets: Accounts receivable                               (21,362)                 -
        Prepayments and other receivables and Inventory                                            (29,068)             (47,454)
        Due from related party                                                                         -                (39,389)
        Accounts payables and accrued expenses                                                      16,754              167,110
        Advances from customers                                                                    (56,930)              56,930
        Interest payable                                                                            28,544               (1,242)
                                                                                        -------------------    -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                             (289,431)            (160,025)
                                                                                        -------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                                                                    -                (20,252)
        Due from related party                                                                      39,389                  -
                                                                                        -------------------    -----------------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:                                          39,389              (20,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from sale of common stock                                                         -                143,694
        Proceeds from loans payable - related parties                                              265,963               46,573
        Repayments of loans payable - related parties                                                  -                    -
        Repayments of loans payable - unrelated party                                               (5,000)                 -
                                                                                        -------------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          260,963              190,267
                                                                                        -------------------    -----------------

Effect of exchange rate on cash                                                                      2,514                  -
                                                                                        -------------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           13,435                9,990

CASH AND CASH EQUIVALENTS - beginning of year                                                       14,779                4,789
                                                                                        -------------------    -----------------

CASH AND CASH EQUIVALENTS - end of year                                                 $           28,214     $         14,779
                                                                                        ===================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                                                   $              -       $            -
                                                                                        ===================    =================
        Income taxed paid                                                               $              -       $            -
                                                                                        ===================    =================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
        Conversion of convertible debt into notes payable                               $              -       $            -
                                                                                        ===================    =================
        Conversion of notes and interest payable into common stock                      $           99,672     $         71,644
                                                                                        ===================    =================
        Forgiveness of debt                                                             $          158,947     $            -
                                                                                        ===================    =================


             The financial statements should be read in conjunction
                          with the accompanying notes.

                       China Wireless Communications, Inc.
                 Consolidated Statement of Stockholders' Deficit


                                                     Common stock          Additional                       Other
                                            --------------------------      Paid-in      Accumulated    Comprehensive
                                                Number        Amount        Capital        Deficit          Income         Total
                                            -------------  -----------   ------------   --------------  -------------  -------------

Balances at December 31, 2004                  47,167,569  $    47,167   $  8,088,846   $  (8,580,228)  $           -   $  (444,215)

  Common stock issued for services             38,926,923       38,927      1,888,949               -               -     1,927,876
  Common stock issued for cash                  3,692,526        3,693        140,001               -               -       143,694
  Net loss for year ended December 31, 2005             -            -              -      (2,013,513)              -    (2,013,513)
                                             ------------  -----------   ------------   --------------  -------------  -------------


Balances at December 31, 2005                  89,787,018       89,787     10,117,796     (10,593,741)              -      (386,158)

  Common stock issued for services             55,565,526       55,565      2,941,739                                     2,997,304
  Common stock issued for conversion
    of loans payable                            2,685,740        2,686         96,986                                        99,672
  Forgiveness of notes payable and
    accrued interest - directors                                              158,947                                       158,947
  Net loss for year ended December 31, 2006                                                (3,226,744)                   (3,226,744)
  Foreign currency translation adjustment                                                                       2,514         2,514
                                             ------------  -----------   ------------   --------------  -------------  -------------

Balances at December 31, 2006                 148,038,284  $   148,038   $ 13,315,468   $ (13,820,485)   $      2,514  $   (354,465)
                                             ============  ===========   ============   ==============   ============  =============











             The financial statements should be read in conjunction
                          with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Wireless Communications, Inc. ("China Wireless" or "CWC") was originally incorporated under the laws of the State of Nevada on March 8, 1999 under the name of i-Track, Inc. On March 21, 2003, China Wireless entered into an agreement with AVL Information Systems Ltd. ("AVL"), a related entity, whereby China Wireless distributed to AVL all its assets and the related entity assumed all liabilities of the China Wireless. Accordingly, as of March 21, 2003, China Wireless entirely ceased its prior business operations.

         Pursuant to a share exchange agreement effective on March 22, 2003, the China Wireless acquired SCP, a Wyoming corporation incorporated on August 13, 2002, by issuance of 19,000,000 restricted shares of the China Wireless common stock to the shareholders of SCP, resulting in the SCP shareholders as a group owning approximately 88.4% of the outstanding shares of common stock of China Wireless. As a result, SCP became a wholly-owned subsidiary of China Wireless.

         For financial reporting purposes, the acquisition of SCP by China Wireless was treated as a reverse acquisition whereby SCP was considered as the acquirer, i.e. the surviving entity, for financial reporting purposes. On this basis, the historical financial statements prior to March 22, 2003 represent the financial statements of SCP. The historical shareholders' equity accounts of China Wireless have been retroactively restated in 2003 and prior years to reflect the issuance of 19,000,000 shares of common stock since inception of SCP plus the original 2,500,000 shares of common stock of China Wireless just prior to the reverse acquisition, with corresponding adjustments to additional paid-in capital.

         On March 24, 2003, China Wireless formally changed its name from i-Track, Inc. to China Wireless Communications, Inc. China Wireless, CWC, SCP or any other subsidiary of China Wireless are referred to hereafter as the "Company", unless reference is made to a respective company for reference to events surrounding that company.

         On May 24, 2005, the Company entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Company Ltd., a People's Republic of China company ("Create Co."), for total consideration of $53,840, to be comprised of (i) cash in the amount of $40,379.61 and (ii) 448,665 shares of the Company's common stock valued at $0.03 per share, for a total of $13,460 in the Company's common stock. On September 6, 2005, the Company paid $21,460 towards the acquisition price ($13,460 in the Company's common stock and cash in the amount of $8,000).

         On May 18, 2006, the Company entered into an amended letter agreement with the 49% owner of Create Co., whereby the parties agreed to increase the acquisition cost of Create Co. to $126,767. Because the Company had previously made a payment of $21,460, the remaining purchase amount owing was $105,307, as of the May 18, 2006 amendment. The Company agreed to pay the remaining purchase amount owing of $105,307 in cash no later than August 31, 2006.

         On October 25, 2006, the Company and the 49% owner of Create Co. further amended the purchase agreement whereby the Company agreed to a final payment of $105,307, payable in (i) cash in the amount of $10,531 and (ii) 6,318,404 shares of the Company's common stock valued at $94,776, to take place on December 31, 2006. The parties have agreed to further extend the date of the final payment and expect the final payment to be made by the end of June 2007.

         The Company has recorded the $105,307 additional amount owing of the $126,767 purchase price for Create Co., in accounts payable and accrued expenses as of December 31, 2006.

         Create Co. provides information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People's Republic of China.

         During the year ended December 31, 2006, the Company formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation ("CW Communications"), which operates in north Texas. Through CW Communications, the Company intends to leverage technical and sales opportunities presented by the information technology side of their business in the areas of video surveillance design, engineering and installation.

2.       BASIS OF PRESENTATION

         These   consolidated   financial   statements  have  been  prepared  in
         accordance with accounting principles generally accepted in the United States of America ("USGAAP").

         Going concern - The Company has suffered recurring losses from operations, has negative working capital, has a negative cash flow from operations, and has a stockholders' deficit as of December 31, 2006. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company's working deficiency, and 2) implement a plan to increase cash flows. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting. The consolidated financial statements have been prepared at historical cost under the accrual basis of accounting. Cost in relation to assets represents the cash paid or the fair value of the assets, as appropriate.

(b) Principles of consolidation. The consolidated financial statements include the financial information of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the period are consolidated from or to their effective dates of acquisition or disposal, respectively. All material intercompany balances and transactions have been eliminated on consolidation.

         Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.

(c) Revenue recognition. The Company follows SEC Staff Accounting Bulletin number 104 which establishes guidance on revenue recognition. Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue and cost, if applicable, can be measured reliably.

         Service revenue is recognized in the period when services are rendered and that revenues on delivered items cannot be recognized if remaining services to be performed are "essential to the functionality" of delivered items.

(d) Income taxes. Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in various countries of operations.

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

(e) Operating leases. Leases where substantially all of the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the accompanying consolidated statement of operations on a straight-line basis over the lease term.

(f) Earnings (Loss) per share. Basic earnings (loss) per common share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the periods. The calculation of diluted earnings (loss) per share is based on earnings (loss) available to common shareholders and on the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The Company's stock warrants and stock options are anti-dilutive due to the net loss per share. There were no adjustments required to net loss for the periods presented in the computation of diluted earnings per share. There were 2,497,954 common stock equivalents (CSE) excluded from the computation of diluted loss per share.

(g) Foreign currencies. Transactions in currencies other than functional currencies during the period are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date.

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

(h) Management's use of estimates. The preparation of consolidated financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are not limited to depreciation, taxes and contingencies. Actual results could differ from those estimates.

(i) Fair value of financial instruments. The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which include cash, accounts receivable, prepaid expenses, advances to suppliers, other receivables, accounts payable and accrued expenses, interest payable, advances from customers and notes payable, approximate their carrying values in the consolidated financial statements.

(j) Cash and cash equivalents. Cash equivalents include all highly liquid investments, generally with original maturities of three months or less that are readily convertible to known amount of cash and which are subject to an insignificant risk of changes in value.

(k) Fixed assets and depreciation. Fixed assets are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to fixed assets sold or no longer in service are eliminated from the accounts and any gain or loss is included in the consolidated statement of operations.

         Depreciation is calculated to write off the cost of fixed assets over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight-line method, at the following rates per annum:

                  Vehicles 20%
                  Office equipment 20%

         The Company has recorded depreciation expense of $2,070 and $10,488 for the years ended December 31, 2006 and 2005, respectively.

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

         Impairment of long lived assets - In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets' carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period. No impairment exists as of December 31, 2006.

(n) Accounts receivable. Accounts receivable are generally reported net of an allowance for uncollectible accounts. As of December 31, 2006, the Company has not recorded an allowance as all the receivables are deemed collectable at this time.

(o) Minority interest. Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed. As previously stated, we closed the acquisition of a 51% majority interest of Create Co. on May 24, 2005.

 (p) Stock-based compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not have any stock based compensation, including options that would have required expensing under SFAS No. 123R for the year ended December 31, 2006.

(q)      New Accounting Pronouncements:

         - In February 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This pronouncement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Currently, the Company does not have any publicly traded derivative instruments or participate in any hedging activities and, therefore, the adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position or results of operations.

         - In February 2006, the FASB issued Staff Position (FSP) No. FAS 123(R)-4 (As Amended) "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, which amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), "Share-Based Payment". The adoption of FSP No. FAS 123(R)-4 did not have a material impact on the Company's financial position or results of operations.

         - In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140." This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of

                  SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the Company's consolidated financial statements.

         - In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within the Company's fiscal year 2007, the Company did not adopt FIN 48 in fiscal 2006.

         - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

         -        In  September  2006,  the Staff of the SEC issued SAB No. 108:
                  "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the Company's consolidated financial statements.

         -        In July 2006,  the Emerging  Issues Task Force ("EITF") of the
                  FASB  reached  a  consensus  and  ratified   Issue  No.  06-2:
                  "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. EITF 06-2 was effective beginning January 1, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on the Company's consolidated financial statements.

         - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on the Company's consolidated financial statements.

4.       INCOME TAXES

         The Company's parent and their US subsidiaries are subject to the top applicable Federal, State and Local tax statues. The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of

         China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law").

         The components of loss for income tax purposes consist of the following:

                                                 Year Ended December 31,
                                            ----------------------------------
                                                2006                2005
                                            --------------      --------------
         US Operations                      $  (3,190,000)      $   (2,011,000)
         Chinese Operations                       (37,000)              (3,000)
                                            --------------      --------------
                                            $  (3,227,000)      $   (2,014,000)
                                            ==============      ==============

         The table below summarizes the reconciliation of the Company's income tax benefits computed at the Federal statutory rate, netted against reconciling items and a valuation allowance. The Company has not provided a provision for income taxes, as the Company has incurred losses for both its US and Chinese operations. Any benefit to be derived from these losses has been fully reserved, as the Company cannot reasonably estimate the future benefit from these net operating losses.

                                                                                 Year Ended December 31,
                                                                           ------------------------------------
                                                                                2006                 2005
                                                                           ----------------      --------------
         Income tax benefit at Federal statutory rate                      $    (1,097,000)      $    (685,000)
         State income tax benefit, net of Federal benefit                         (107,000)            (66,000)
         Permanent Differences                                                   1,118,000             719,000
         US operating loss not available against foreign                             2,000                   -
         Foreign operating loss not available against for US tax
                  purposes                                                          12,000               1,000
         Increase in valuation allowance                                            72,000              31,000
                                                                           ----------------      --------------
                                                                           $             -       $           -
                                                                           ================      ==============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         For their US Operations, the Company has not recorded any net deferred tax assets, due to the uncertainty of recoverability on such assets. The Company's Chinese Operations are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, foreign owned enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax). Pursuant to the PRC Income Tax Law, the Company's wholly owned subsidiary was exempted from PRC enterprise income tax for the year ended December 31, 2005. For the year ended December 31, 2006 the wholly owned subsidiary was subject to a 50% PRC enterprise rate. The Company's Chinese operations did not achieve income for tax purposes, accordingly a tax provision was not provided for the Chinese operations for the years ended December 31, 2006 and 2005. Net operating tax losses for Chinese companies are generally allowed to be used to offset future income, generally these net operating losses expire after five years.

         The Company has net operating loss ("NOL") carryforwards for United States income tax purposes at December 31, 2006 expiring through the year 2026. Management estimates the NOL as of December 31, 2006 to be approximately $1,393,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under
         Section 382 of Internal Revenue Code. The Company has recorded a valuation allowance for benefit available from these NOL's, as it is more likely than not that realization will not occur.

         NOL carryforwards                                           $  520,000
         Valuation allowance                                           (520,000)
                                                                     -----------
         Deferred tax asset, net of allowance with regards to NOL's  $        -
                                                                     ===========
                                      F-13

5.       LOANS PAYABLE

         a.) During the year ended December 31, 2005 a total of $220,831 in loans and interest payable were forgiven by three Chinese companies. This forgiveness is included in other income.

         b.) Between the years ended December 31, 2003 through December 31, 2005, the Company received loan advances of $139,600. These loan advances accrue interest at 8% per annum, are unsecured and were due to be repaid at various dates between the years end December 31, 2003 through December 31, 2005. These loan advances, and accrued interest of approximately $49,500 were settled in January 2007 with the issuance of 9,452,811 shares of the Company's common stock. These loan advances were converted at the market price on the date of conversion. In addition, the Company granted warrants to purchase 2,000,000 shares of the Company's common stock at $0.06 per share to the loan holders. These warrants expire on January 12, 2009. These warrants will be valued using the Black-Scholes valuation method. These warrants will be expensed as a settlement of debt charge. There were a total of four loan holders; each loan holder received 500,000 warrants, irrespective of the total loan advances payable balance due to the loan holder.

6.       LOANS PAYABLE - RELATED PARTIES

         a.)      PEDRO E. RACELIS, III (COMPANY PRESIDENT AND CEO) -

                  During May 2006, Pedro E. Racelis, III, the Company President and CEO, made loan advances to the Company of $15,500 and $3,612. These loans accrued interest at 8% per annum, are unsecured and is were due on July 2, 2006 and December 1, 2006, for the $15,500 and $3,612 advance, respectively. At the request of the President and CEO, the note in the amount of $15,500, plus accrued interest, was approved for conversion into the 310,000 shares of the Company's restricted common stock on October 5, 2006. This note payable was converted at the market price on the date of conversion. The $3,612 advance remains unpaid as of December 31, 2006.

                  In the fourth quarter of the year ended December 31, 2006, Mr. Racelis, made loan advances to the Company totaling $21,038. These loans were received in three advances, they are unsecured and accrue interest at 8% per annum. These advances are payable upon demand until such time as the Company has drawn up a formal loan payable document.

         b.)      HENRY ZAKS (DIRECTOR) -

                  Prior to joining the Company Board, Henry Zaks was compensated as a consultant to review administration and accounting functions of the Company. During the year ended December 31, 2005, Mr. Zaks converted notes payable of $30,000 into 600,000 shares of common stock at a conversion price of $0.05 per share, and he converted notes payable of $20,000 into 857,085 shares of common stock at a conversion price of $0.029 per share. The conversion rate for both these conversions was at the market price on the dates of their conversion.

                  During the year ended December 31, 2006 Mr. Zaks made loan advances of $76,742 to the Company. All loan advances payable from Mr. Zaks accrued interest at 8% per annum, prior to conversion, and were due at various dates, except for the last loan advance which was not formalized into a note payable. All loans were unsecured. On November 7, 2006 all loan advances, plus accrued interest, were approved for conversion into 1,810,837 shares of the Company's common stock, except for the last loan advance made on November 11, 2006, which was forgiven, along with accrued interest, on December 31, 2006. All conversions were at the market rate on the date of conversion. The forgiveness of the note payable has been accounted for as a capital contribution, as Mr. Zaks is an officer of the Company.

                  The following is a list of loans payable made from Mr. Zaks to the Company.

                                                                Amount
                                                               Converted
                                                                 With
                                Date             Date           Accrued                           Date            Date
             Amount            Issued             Due           Interest         Shares        Converted        Forgiven
           ------------     -------------     ------------    -------------    ------------    -----------    -------------
           $    10,000       3/22/2006        10/31/2006      $     10,546         458,520     11/7/2006
                 4,137       4/13/2006        10/31/2006             4,324         187,998     11/7/2006
                 1,400       4/27/2006        10/31/2006             1,462          63,557     11/7/2006
                 7,680        5/1/2006         12/1/2006             7,939         198,486     11/7/2006
                23,217        5/3/2006         10/2/2006            24,127         482,542     11/7/2006
                 3,600       5/15/2006        10/31/2006             3,722         161,810     11/7/2006
                 2,000       6/14/2006         12/1/2006             2,047          51,177     11/7/2006

                 4,708       9/28/2006          3/1/2007             4,755         206,747     11/7/2006
                20,000      11/13/2006            n/a                                                          12/31/2006
           ------------                                       ------------     -----------
           $    76,742                                        $     58,922       1,810,837

                  MICHAEL BOWDEN (DIRECTOR) -

                  During the years ended December 31, 2006 and 2005 Michael Bowden, a director and former Chief Operating Officer of the Company, made loan advances to the Company at various dates of $149,071 and $12,698, respectively. These loans payable accrued interest at 8% per annum, and unsecured), and were due on various repayments date, except for the last advance of $3,200 on December 27, 2006. On November 13, 2006, the Company approved the conversion of $24,310 in loan advances, plus $940 of accrued interest, into 564,903 shares of the Company's common stock at approximately $0.04 per share. The conversion rate for this conversion was at the market price on the date of conversion. All other loan advances from the year ended December 31, 2006, including the last advance on December 27, 2006, which was not formalized into a note payable, were forgiven by Mr. Bowden. The forgiveness of the note payable has been accounted for as a capital contribution, as Mr. Bowden is an officer of the Company

                  The following table reconciles the loans payable for Mr. Bowden that were received, converted into Common stock and forgiven during the years ended December 31, 2006 and 2005:

                                                                Amount
                                                               Converted
                                                                 With
                                Date             Date           Accrued                           Date            Date
             Amount            Issued             Due           Interest         Shares        Converted        Forgiven
           ------------     -------------     ------------    -------------    ------------    -----------    -------------
           $    12,698          8/1/2005         7/2/2006     $     13,270         265,401      11/13/2006
                73,059          5/3/2006        10/2/2006                                                          7/5/2006
                 1,612         6/15/2006        12/1/2006            1,666          41,656      11/13/2006

                10,000         6/26/2006       12/31/2006           10,314         257,846      11/13/2006
                 6,300         7/27/2006        1/31/2007                                                        11/17/2006
                 5,000         9/26/2006         3/1/2007                                                        11/17/2006
                30,000         11/8/2006        12/1/2006                                                         11/8/2006
                 6,000         11/8/2006        12/1/2006                                                        11/17/2006
                 3,900        11/14/2006        12/1/2006                                                        11/30/2006
                 4,800        12/11/2006       12/31/2007                                                        12/15/2006
                 5,200        12/27/2006        1/31/2007                                                        12/29/2006
                 3,200        12/27/2006          n/a                                                            12/31/2006
           ------------                                       ------------     -----------
           $   161,769                                        $     25,250         564,903

         As of December 31, 2006, there were no outstanding notes payable to Mr. Bowden. On January 19, 2007, Mr. Bowden resigned as an officer of the Company.

8.       COMMITMENTS AND CONTINGENCIES

         On March 1, 2006, the Company entered into a new employment agreement with Mr. Racelis as President and Chief Executive Officer for a term of six years renewable for one year after the original term expires. Under the terms of the new employment agreement, Mr. Racelis will be paid an annual salary of $250,000, with increases of 10% annually. Mr. Racelis did not accept the increase in salary in 2006.

         The Company leases certain office premises under non-cancelable operating leases. All leases are for a term of less than one year. Rental expenses under operating leases were $2,700 and $7,214 for the years ended December 31, 2006 and 2005, respectively.

         Create Co. leases office space under an operating lease in the city of Tianjin, People's Republic of China. Rental expenses under the operating lease was $6,656 for the year ended December 31, 2006. This lease expires in August, 2007.

9.       EMPLOYEE RETIREMENT BENEFIT PLANS

         As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees who are residents of PRC at a rate of 20% of an agreed amount with each of its employee, subject to limits set out by the PRC government. The Company has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

         The pension expense for the years ended December 31, 2006 and 2005, was $-0- and $-0-, respectively.

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

11.      OPERATING RISKS

         (a)      Country risks:

                  The Company may be exposed to the risks as a result of its operations being carried out in the PRC. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company's management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

         (b)      Cash balances

                  The Company maintains its cash balances with various banks and trust companies located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the amounts placed with the banks and trust companies be non-recoverable. The Company has not experienced any losses with regards to their cash accounts, and believes that they are not exposed to any significant risk for cash on deposit.

12.      STOCK WARRANTS

         Upon completion of the reverse acquisition of SCP by China Wireless on March 22, 2003, as detailed in Note #1, the Company exchanged existing warrants of 670,000 into 1,953,125 warrants. These warrants were originally issued to non-employees. Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share. None of these warrants have been exercised. All these warrants expired on July 1, 2006.

         In June 2004, the Company issued 261,112 warrants to non-employees in connection with a private placement sale of the Company's common stock. Each warrant entitles its holder to purchase one share of the Company's common stock at $0.45 to $0.50 per share. Michael Bowden, the former COO and a director of the Company holds 50,000 of these warrants, that where were issued to him prior to his employment as an officer with the Company. None of these warrants has been exercised. These warrants are exercisable until and prior to June 25, 2007.

         Henry Zaks, a director of the Company holds 236,842 warrants issued July 8, 2004 exercisable at $0.40 per share. These warrants are exercisable until and prior to July 8, 2007.

         The following table sets forth the Company's stock warrant and option activity during the years ended December 31, 2006 and 2005:

                                                                 Weighted                             Weighted
                                                Shares            average            Shares            average
                                              underlying         exercise          underlying         exercise
                                               warrants            price            options             price
                                              ------------     ------------------------------------------------
Outstanding at January 1, 2005                  2,451,079      $        0.94                        $
      Granted                                           -                  -
      Exercised                                         -                  -
      Expired or cancelled                              -                  -
                                              ------------     ------------------------------------------------
Outstanding at December 31, 2006                2,451,079      $        0.94                        $
      Granted                                           -                  -
      Exercised                                         -                  -
      Expired or cancelled                      1,953,125               1.00
                                              ------------     ------------------------------------------------
Outstanding at December 31, 2006                  497,954      $        0.44                        $
                                              ============     ================================================
Exercisable at December 31, 2006                  497,954      $        0.44                        $
                                              ============     ================================================

                                                                      Weighted
                                                                       average            Weighted
                                  Range of          Number of         remaining           average
                                  exercise           options         contractual          exercise
                                   prices          outstanding          life               price
                              ----------------    -------------    ----------------     -------------
                              $   0.40 - 0.50        497,954          1/2  years        $       0.44


13. STOCKHOLDERS' EQUITY

         At various times during the year ended December 31, 2006 the Company issued 55,565,526 shares of common stock for services valued at $2,142,405. These shares were issued at the market prices on the dates of issuance ranging from $0.02 to $0.125 per share. Total compensation for the year ended December 31, 2006 amounted to $2,962,750. The excess value of the common stock over the market price has been accounted for as a loss on payment of expenses.

         At various times during the year ended December 31, 2005 the Company issued 38,926,923 shares of common stock for services. These shares were issued at the market prices on the dates of issuance ranging from $0.02 to $0.10 per share. Total compensation for the year ended December 31, 2005 amounted to $1,927,876.

         At various times during the year ended December 31, 2005 the Company sold 3,692,526 shares of common stock for cash. These shares were sold at the market prices on the dates of sale ranging from $0.02 to $0.10 per share. Total proceeds from these sales to $143,694 for the year ended December 31, 2005.

         On November 22, 2004, the Company amended it Articles of Incorporation to increase its authorized common shares to 250,000,000 with a continued par value of $.001 per share.

14.      SUBSEQUENT EVENTS

         On January 19, 2007 the board of directors of the registrant approved compensation for the members of the Board of Directors at $1,000 per meeting.

         Mr. Henry Zaks, already a member of the board of directors of the Company, was appointed Chairman of the Audit Committee of the Company effective January 19, 2007.

         In the first quarter of 2007, the Company issued 6,318,404 shares of common stock to the shareholders of Create Co. as part of our acquisition price.