Form 10QSB
period 2007-03-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2007-05-15
CIK 1125280

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _________________ to ________________

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

Yes ( ) No (X)

Number of shares outstanding of the registrant's class of common stock as of April 30, 2007 was 174,392,793.

Transitional Small Business Disclosure Format (check one):    Yes ( ) No (X)

                       CHINA WIRELESS COMMUNICATIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  -  Financial Statements

              -  Condensed Consolidated Statements of Operations
                 Three months Ended March 31, 2007 and 2006 (Unaudited)........3

              -  Condensed Consolidated Balance Sheet
                 As of March 31, 2007 (Unaudited)..............................4

              -  Condensed Consolidated Statements of Cash Flows
                 Three months Ended March 31, 2007 and 2006 (Unaudited)........5

              -  Notes to the Condensed Consolidated Financial
                 Statements (Unaudited)........................................6

     Item 2.  -  Management's Discussion and Analysis or Plan of
                 Operation ...................................................12

     Item 3.  -  Controls and Procedures......................................14

PART II. OTHER INFORMATION

     Item 1.  -  Legal Proceedings ...........................................15

     Item 2.  -  Unregistered Sales of Equity Securities and Use of
                 Proceeds.....................................................15

     Item 3.  -  Defaults Upon Senior Securities .............................15

     Item 4.  -  Submission of Matters to a Vote of Security Holders .........15

     Item 5.  -  Other Information ...........................................15

     Item 6.  -  Exhibits.....................................................15

SIGNATURES ...................................................................19

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                   For Three months ended March 31,
                                                                        2007                2006
                                                                -------------------------------------
Operating revenue:
Sales                                                            $       153,743      $       55,763
                                                                 ------------------------------------

Cost of sales                                                            141,189              53,069
                                                                 ------------------------------------

GROSS PROFIT                                                              12,554               2,694

Operating expenses:
Consulting expense                                                       296,362           1,221,623
Consulting expense - return of bonus                                    (108,000)                  -
Bad debt expense                                                           7,400              39,389
Loss on payment of expenses in common stock                               79,020
General and administrative expenses                                       32,967              85,098
                                                                 ------------------------------------

TOTAL OPERATING EXPENSES                                                 307,749           1,346,110
                                                                 ------------------------------------

Loss from operations                                                    (295,195)         (1,343,416)

Non-operating income (expenses):
Other income                                                                 605               1,124
Interest expense                                                         (49,929)             (4,477)
                                                                 ------------------------------------

TOTAL NON-OPERATING INCOME (EXPENSES)                                    (49,324)             (3,353)

NET LOSS                                                                (344,519)         (1,346,769)
                                                                 ------------------------------------
Other Comprehensive income:
    Foreign currency exchange gain                                         3,688                   -

COMPREHENSIVE LOSS                                                $     (340,831)     $   (1,346,769)
                                                                 ====================================

Net loss per share from continuing operations                     $       (0.002)     $       (0.011)

Basic and fully diluted net loss per common share                 $       (0.002)     $       (0.011)
                                                                 ====================================

Weighted average common shares outstanding,
basic and fully diluted                                              167,397,772         121,077,855
                                                                 ====================================

             The financial statements should be read in conjunction
                           with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                             March 31, 2007
                                                                           ------------------
ASSETS

Current assets
Cash and cash equivalents                                                   $         38,671
Accounts receivables - net of allowance for doubtful accounts of $7,400               16,360
Prepaid expenses                                                                      25,462
Advances to suppliers                                                                    244
Other receivables                                                                     20,963
                                                                           ------------------

TOTAL CURRENT ASSETS                                                                 101,700

Computer Software                                                                        368
Vehicle                                                                               19,900
Office equipment                                                                         351
Accumulated depreciation                                                             (13,618)
                                                                           ------------------
Fixed assets, net                                                                      7,001

TOTAL ASSETS                                                               $         108,701
                                                                           ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                                      $         193,048
Interest payable                                                                       1,184
Loans payable                                                                          9,465
Loans payable - related parties                                                       53,198
                                                                           ------------------

TOTAL CURRENT LIABILITIES                                                            256,895

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000
shares of preferred stock authorized, none issued and outstanding                          -
Common stock, par value $0.001 per share,
250,000,000 shares of common stock authorized,
171,014,567 shares of stock issued and outstanding                                   171,015
Additional paid-in capital                                                        13,839,593
Accumulated deficit                                                              (14,165,004)
Accumulated other comprehensive income                                                 6,202
                                                                           ------------------

TOTAL STOCKHOLDERS' DEFICIT                                                         (148,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $         108,701
                                                                           ==================

             The financial statements should be read in conjunction
                          with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                  For Three months ended March 31
                                                                                                      2007                2006
                                                                                               -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $       (344,519)     $   (1,346,769)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                                              1,059                 865
Common stock issued for compensation                                                                    272,493           1,221,623
  Return of common stock issued for compensation                                                       (108,000)                -
  Loss on payment of expenses in common stock                                                            79,020                 -
  Interest paid in common stock                                                                          48,272                 -
Bad debts                                                                                                 7,400              39,389
(Increase) decrease in operating assets:
Prepayments and other receivables                                                                        27,456             (17,994)
Inventory                                                                                                   -               (71,400)
Increase (decrease) in operating liabilities:
Accounts payables and accrued expenses                                                                   40,040              13,827
Advances from customers                                                                                       -              11,789
Interest payable                                                                                        (48,272)              4,478

                                                                                               -------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                                                                 (25,051)           (144,192)
                                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                                                (368)              (233)

                                                                                               -------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                        (368)               (233)
                                                                                               -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                                                  -                85,935
Proceeds from issuance of loans payable - related parties                                                32,188              71,890

                                                                                               -------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                32,188             157,825
                                                                                               -------------------------------------

Effect of exchange rate on cash                                                                           3,688                 -
                                                                                               -------------------------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                                         10,457              13,400

CASH AND CASH EQUIVALENTS:
Beginning of period                                                                                      28,214              14,779
                                                                                               -------------------------------------

End of period                                                                                  $         38,671      $       28,179
                                                                                               =====================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                               -                   -
                                                                                               -------------------------------------
Income taxes paid                                                                                           -                   -
                                                                                               =====================================

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for compensation                                                           $        164,493      $    1,221,623
                                                                                               =====================================
Conversion of notes and interest payable into common stock                                     $        382,609      $       13,295
                                                                                               =====================================
Forgiveness of debt                                                                                         -                   -
                                                                                               =====================================

             The financial statements should be read in conjunction
                           with the accompanying notes

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

         BASIS OF PRESENTATION
         The accompanying financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by China Wireless Communications, Inc. (the "Company"), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company's Form 10-KSB for the year ended December 31, 2006.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

         GOING CONCERN
         The Company has suffered recurring losses from operations, has negative working capital, has a negative cash flow from operations, and has a stockholders' deficit as of March 31, 2007. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company's working capital deficiency, and 2) implement a plan to increase cash flows. The Company's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

         STOCK-BASED COMPENSATION
         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No.
         123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not have any stock based compensation, including options that would have required expensing under SFAS No. 123R for the year ended December 31, 2006.

2.       ORGANIZATION

         On May 24, 2005, the Company entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Company Ltd., a People's Republic of China company ("Create Co."), for total consideration of $53,840, to be comprised of (i) cash in the amount of $40,379.61 and (ii) $13,460 in the Company's common stock (448,665 shares valued at $0.03 per share). On September 6, 2005, the Company paid $21,460 towards the acquisition price ($13,460 in the Company's common stock and cash in the amount of $8,000).

         On May 18, 2006, the Company entered into an amended letter agreement with the 49% owner of Create Co., whereby the parties agreed to increase the acquisition cost of Create Co. to $126,767. Because the Company had previously made a payment of $21,460, the remaining purchase amount owing was $105,307, as of the May

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         18, 2006 amendment. The Company agreed to pay the remaining purchase amount owing of $105,307 in cash no later than August 31, 2006.

         On October 25, 2006, the Company and the 49% owner of Create Co. further amended the purchase agreement whereby the Company agreed to a final payment of $105,307, payable in (i) cash in the amount of $10,531 and (ii) 6,318,404 shares of the Company's common stock valued at $94,776, to take place on December 31, 2006. On November 16, 2006, the Company paid $3,612 to the 49% owner of Create Co., reducing the cash amount due to $6,919. On January 22, 2007, the Company delivered 6,318,404 shares of the Company's common stock to the 49% owner of Create Co. The parties have agreed to further extend the date of the final payment and expect the final payment to be made by the end of June 2007.

         Create Co. provides information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People's Republic of China. The Company acquired Create Co. in part because of its strategic location in Tianjin City, the third largest city in China. Also, as a forward-looking company with a customer base in the education, oil and gas, banking, brokerage, commercial and government sectors, Create Co. provides an opportunity to establish a presence in China.

         Additionally, during the third quarter of 2006, the Company formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation ("CW Communications"), which operates in north Texas. Through CW Communications, the Company intends to leverage technical and sales opportunities presented by the information technology side of the Company's business in the areas of video surveillance design, engineering and installation.

3.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the financial information of the Company and all of its subsidiaries, namely Tianjin Create Co. and CW Communications. All material inter-company balances and transactions have been eliminated.

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

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4.       PREPARATION OF FINANCIAL STATEMENTS

         The Company has incurred losses of $14,165,004 since inception, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company's business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading "Plan of Operation".

5.       LOSS PER SHARE OF COMMON STOCK

         The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three months ended March 31, 2007 is 167,397,772 shares. The Company does not include its stock warrants in the calculation since they would be antidilutive to earnings per share.

6.       STOCK WARRANTS

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

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The following table sets forth the Company's stock warrant and option activity during the three months ended March 31, 2007:

                                                  Shares            Weighted                   Shares           Weighted
                                                underlying           average                 underlying          average
                                                 warrants         exercise price               options        exercise price
                                             ------------------   ----------------------------------------------------------
Outstanding at December 31, 2006                       497,954    $         0.44                              $
                                             ==================   ==========================================================
                   Granted                           2,000,000              0.06
                   Exercised                                 -                 -
                   Expired or cancelled                      -                 -
                                             ------------------   ----------------------------------------------------------
Outstanding at March 31, 2007                        2,497,954    $         0.13                              $
Exercisable at March 31, 2007                        2,497,954    $         0.13                              $
                                             ==================   ==========================================================

                                            Range of           Number of        Weighted average       Weighted
                                            exercise            options             remaining          average
                                             prices           outstanding       contractual life    exercise price
                                       ---------------    ------------------  ------------------    --------------
                                       $  0.06 - 0.50         2,497,954          1 1/2  years       $        0.13

7.       RELATED PARTY

         Other than as disclosed below, none of the Company's present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the Company's information and belief, any of the Company's former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

         a.   PEDRO E. RACELIS, III (PRESIDENT AND CEO).  During May 2006, Pedro
         E. Racelis, III, the Company's President and CEO, made loan advances to the Company of $15,500 and $3,612. These loans were unsecured, accrued interest at 8% per annum, and were due on July 2, 2006 and December 1, 2006, respectively. At the request of Mr. Racelis, the note in the amount of $15,500, plus accrued interest, was converted into 310,000 shares of the Company's restricted common stock in October 5, 2006 at the market price on the date of conversion. The $3,612 advance remains unpaid as of March 31, 2007.

         The Company and Mr. Racelis entered into a one-year, renewable, $30,000 revolving line of credit agreement on January 1, 2007, which expires on December 31, 2007. Interest on the outstanding balance of the line of credit is 10% per annum. Under the terms of the line of credit, during the quarter ended December 31, 2006, Mr. Racelis made loan advances to the Company totaling $21,038 and during the first quarter of 2007, Mr. Racelis made loan advances of $13,838, a total of $34,876.

         b. HENRY ZAKS (DIRECTOR). During the year ended December 31, 2005, Henry Zaks, a director, converted

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         notes payable of $30,000 into shares of common stock at a conversion price of $0.05 per share, and he converted notes payable of $20,000 into 857,085 shares of common stock at a conversion price of $0.029 per share. The conversion rate for both these conversions was at the market price on the dates of their conversion.

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

         The Company and Mr. Zaks entered into a one-year, renewable, $30,000 revolving line of credit agreement on January 1, 2007, which expires on December 31, 2007. Interest on the outstanding balance of the line of credit is 10% per annum.

         The following is a list of loans payable made from Mr. Zaks to the Company.

                                                              Amount
                                                             Converted
                                                               With
                          Date              Date             Accrued                                Date               Date
      Amount             Issued             Due              Interest          Shares            Converted           Forgiven
  -------------     ---------------   ---------------    --------------    --------------     ---------------    ---------------
  $     10,000          3/22/2006        10/31/2006      $      10,546           458,520         11/7/2006
         4,137          4/13/2006        10/31/2006              4,324           187,998         11/7/2006
         1,400          4/27/2006        10/31/2006              1,462            63,557         11/7/2006
         7,680           5/1/2006         12/1/2006              7,939           198,486         11/7/2006
        23,217           5/3/2006         10/2/2006             24,127           482,542         11/7/2006
         3,600          5/15/2006        10/31/2006              3,722           161,810         11/7/2006
         2,000          6/14/2006         12/1/2006              2,047            51,177         11/7/2006
         4,708          9/28/2006          3/1/2007              4,755           206,747         11/7/2006
        20,000         11/13/2006           n/a                                                                     12/31/2006
  -------------     ---------------   ---------------    --------------    --------------     ---------------    ---------------
  $     76,742                                           $      58,922         1,810,837

         c. MICHAEL BOWDEN (DIRECTOR). During the years ended December 31, 2006 and 2005, Michael Bowden, a director and former Chief Operating Officer of the Company, made loan advances to the Company at various dates of $149,071 and $12,698, respectively. These loans were unsecured, accrued interest at 8% per annum, and were due on various repayment dates, except for the last advance of $3,200 on December 27, 2006. On November 13, 2006, the Company approved the conversion of $24,310 in loan advances, plus $940 of accrued interest, into 564,903 shares of the Company's common stock at approximately $0.04 per share. The conversion rate for this conversion was at the market price on the date of conversion. All other loan advances from the year ended December 31, 2006, including the last advance on December 27, 2006, which was not formalized into a note payable, were forgiven by Mr. Bowden. The forgiveness of the note payable has been accounted for as a capital contribution, as Mr. Bowden is an officer of the Company.

CHINA WIRELESS COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The following table reconciles the loans payable for Mr. Bowden that were received, converted into common stock and forgiven during the years ended December 31, 2006 and 2005:

                                                              Amount
                                                             Converted
                                                               With
                          Date              Date             Accrued                                Date               Date
      Amount             Issued             Due              Interest          Shares            Converted           Forgiven
  -------------     ---------------   ---------------    --------------    --------------     ---------------    ---------------
  $     12,698           8/1/2005          7/2/2006      $      13,270         265,401           11/13/2006
        73,059           5/3/2006         10/2/2006                                                                   7/5/2006
         1,612          6/15/2006         12/1/2006              1,666          41,656           11/13/2006
        10,000          6/26/2006        12/31/2006             10,314         257,846           11/13/2006
         6,300          7/27/2006         1/31/2007                                                                 11/17/2006
         5,000          9/26/2006          3/1/2007                                                                 11/17/2006
        30,000          11/8/2006         12/1/2006                                                                  11/8/2006
         6,000          11/8/2006         12/1/2006                                                                 11/17/2006
         3,900         11/14/2006         12/1/2006                                                                 11/30/2006
         4,800         12/11/2006        12/31/2007                                                                 12/15/2006
         5,200         12/27/2006         1/31/2007                                                                 12/29/2006
         3,200         12/27/2006         2/15/2007                                                                 12/31/2006
  -------------     ---------------   ---------------    --------------    --------------     ---------------    ---------------
  $    161,769                                           $      25,250         564,903

         As of December 31, 2006, there were no outstanding notes payable to Mr. Bowden. On January 19, 2007, Mr. Bowden resigned as an officer of the Company.

         In the first quarter of 2007, Mr. Bowden made loan advances to the Company totaling $18,350. These loans were received in five advances, are unsecured and accrue interest at 10% per annum. These advances are payable upon demand until such time as the Company has drawn up a formal loan payable document.

         Additionally, on March 21, 2007, Michael A. Bowden returned 6,000,000 shares of the Company's common stock to the Company. The shares, valued at $108,000, had been awarded to Mr. Bowden, a director, as a bonus in 2006 while he was COO of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as "may", "will," "expect," "anticipate," "estimate," "continue," "believe," or similar words. The Company has made forward-looking statements with respect to the following, among others: its goals and strategies; its expectations related to growth of the Company's broadband internet, content and wireless access and transport in China and the performance under the Company's agreements; its ability to obtain and operate licenses and permits to operate in China; the Company's ability to earn sufficient revenues in China; the importance and expected growth of satellite communications, broadband internet, content and wireless access and transport in China and the demand for these services in China; its ability to continue as a going concern; and the Company's future performance and its results of operations. These statements are forward looking and reflect the Company's current expectations. The Company is subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in satellite communications, broadband internet, content and wireless access and transport in the marketplace in China, competitive factors and other risks described in the Company's annual report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 13, 2007. In light of the many risks and uncertainties surrounding the Company, China, and the satellite communications, broadband internet, content and wireless access and the transport marketplace in China, you should keep in mind that the Company cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward-looking statements.


OVERVIEW

         BUSINESS DEVELOPMENT. The Company was originally incorporated in Nevada on March 8, 1999 under the name AVL SYS International Inc ("AVL SYS"). On March 9, 2000, AVL SYS changed its name to I-Track, Inc ("ITI").

         On March 22,  2003,  ITI  acquired  all of the issued  and  outstanding shares  of  Strategic  Communications  Partners,  Inc.,  a  Wyoming  corporation
("SCP"), pursuant to the terms of a Share Exchange Agreement. A total of 19,000,000 restricted shares of ITI's common stock were issued to the shareholders of SCP, resulting in the SCP shareholders as a group owning approximately 88.4% of the outstanding shares of common stock. At this time, SCP became a wholly owned subsidiary. On March 24, 2003, in connection with the Company's acquisition of SCP, ITI's name was changed to China Wireless Communications, Inc.

         BUSINESS OF ISSUER. The Company is an information technology company, seeking to evaluate opportunities to acquire companies in the information technology industry and providing both wireless and wired high-speed data and telecommunication systems to its customers. In addition, the Company and its subsidiaries provide wireless connectivity for data and video surveillance networks.

         On May 24, 2005, the Company entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Company Ltd., a People's Republic of China company ("Create Co."), for total consideration of $53,840, to be comprised of
(i) cash in the amount of $40,379.61 and (ii) $13,460 in the Company's common stock (448,665 shares valued at $0.03 per share). On September 6, 2005, the Company paid $21,460 towards the acquisition price ($13,460 in the Company's common stock and cash in the amount of $8,000).

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

         On October 25, 2006, the Company and the 49% owner of Create Co. further amended the purchase agreement whereby the Company agreed to a final payment of $105,307, payable in (i) cash in the amount of $10,531 and (ii)

6,318,404 shares of the Company's common stock valued at $94,776, to take place on December 31, 2006. On November 16, 2006, the Company paid $3,612 to the 49% owner of Create Co., reducing the cash amount due to $6,919. On January 22, 2007, the Company delivered 6,318,404 shares of the Company's common stock to the 49% owner of Create Co. The parties have agreed to further extend the date of the final payment and expect the final payment to be made by the end of June 2007.

         Create Co. provides information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People's Republic of China. The Company acquired Create Co. in part because of its strategic location in Tianjin City, the third largest city in China. Also, as a forward-looking company with a customer base in the education, oil and gas, banking, brokerage, commercial and government sectors, Create Co. provides an opportunity to establish a presence in China.

         Additionally, during the third quarter of 2006, the Company formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation ("CW Communications"), which operates in north Texas. Through CW Communications, the Company intends to leverage technical and sales opportunities presented by the information technology side of its business in the areas of video surveillance design, engineering and installation.

         The Company will market its products and services, as well as those of Create Co, and CW Communications, together where possible in order to provide the customer with options in information technology, systems engineering, low voltage power, backup systems for data network equipment, data and video cabling and video surveillance equipment.

         During the fourth quarter of 2006, the Company began to investigate other business opportunities within the United States and China. Included in these opportunities are the importation of consumer products and the development of electronic products to fill a need in the law enforcement and security market.

         GOING CONCERN. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2007 of $344,519. At March 31, 2007, the Company had an accumulated deficit of $14,165,004 and a working capital deficit of $155,195. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable.

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

         RESULTS OF OPERATIONS. Sales for the three months ended March 31, 2007 were $153,743, compared to $55,763 for the three months ended March 31, 2006. Operating expenses for the three months ended March 31, 2007 were $307,749, compared to $1,346,110 for the three months ended March 31, 2006. Operating expenses for the three months ended March 31, 2007 showed a reduction due to the implementation of enhanced cost controls and reduced consulting fees of $296,362 compared to $1,221,623 for the three months ended March 31, 2006. Net losses for the three months ended March 31, 2007 and 2006 were $344,519 and $1,346,769, respectively.

         Additionally, 6,000,000 shares of the Company's common stock were returned to the Company on March 21, 2007. The shares, valued at $108,000, had been awarded to Michael A. Bowden, a director, as a bonus in 2006 while he was COO of the Company.

         LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2007, the Company had current assets of $101,700 as compared to $126,099 at December 31, 2006, and current liabilities of $256,895 at March 31, 2007, as compared to $488,257 at December 31, 2006, resulting in working capital deficits of $155,195 and $362,158 at March 31, 2007 and December 31, 2006, respectively.

         During the quarter ended March 31, 2007, the Company used $25,419 of cash for operating and investing activities and $32,188 was provided by financing activities. Financing activities consisted of proceeds from borrowings from the Company's officers and directors. By comparison, for the quarter ended March 31, 2006, the Company used $144,425 of cash for its operating and investing activities, while financing activities consisting of proceeds from the issuance of the Company's common stock and borrowings, providing cash of $157,825.

         The Company has been largely reliant upon loans from related parties in order to meet its cash requirements and as of January 1, 2007, the Company entered into individual Revolving Lines of Credit ("Revolver") agreements with two of its directors, Henry Zaks and Pedro E. Racelis III. Each Revolver provides a $30,000 line of credit to the Company at 10% interest.

         PLAN OF OPERATION. The Company's business plan is to evaluate opportunities to acquire companies in the information technology industry and to provide both wireless and wired high-speed data and telecommunication systems to its customers. In addition, the Company provides wireless connectivity for data and video surveillance networks.

         The Company is focusing its efforts on becoming a viable information technology company. Management believes that the information technology business is developing quickly in China and that there are North American technologies that can be marketed to business customers in China. Create Co. is the foundation to building the Company's broad base information technology, products and services in China. As the Company executes its business plan, it will utilize the leadership of Create Co. to oversee and manage operations in China. Create Co. operates in Tianjin, the third largest city in China. Tianjin has a population of approximately ten million people and is a major import and export center for China. Major industries and markets located in Tianjin include educational, industrial, international shipping port, medical, manufacturing and government. Tianjin is also Beijing's gateway to the sea and has over 25 10,000-ton ship berths. Tianjin's harbor is geographically the second largest in China. Further, Tianjin is home to 31 of China's universities, including Tianjin University, China's first modern university. The Tianjin area also includes the Tanggu Economic Development Area, located where the Haihe River meets the Bohai Sea.

         The Company intends to expand its Create Co. operations by adding to the sales force in order to better take advantage of system integration opportunities available. The focus of the Company's systems integration efforts has been in the educational, transportation, natural gas and manufacturing markets and the Company's goal is to expand into related industries. In addition, the pool of highly skilled engineering, marketing, sales, and operations personnel in China is key to the Company's success in growing its business.

         The Company's wholly owned subsidiary, CW Communications, will focus on the design and installation of video surveillance systems. Its current area of operation is in the north Texas area around Dallas - Fort Worth. Management believes that there are business opportunities in the design and installation of video surveillance that are complementary to the Company's information technology business. Management also believes that CW Communications' services can also be employed in the Chinese market by Create Co.

         As of March 31, 2007, the Company's working capital deficit was $155,195 and its accumulated deficit was $14,165,004. Cash provided from the Company's operations and Revolving Lines of Credit are insufficient to cover the costs associated with its plan of operation and working capital requirements and the Company will need to obtain additional funding to cover its cash requirements. Management of the Company believes that such additional funding will be in the form of equity financing from the sale of the Company's common stock or further debt financing. However, the Company cannot provide investors with any assurance that it will be able to raise sufficient funding to cover its cash requirements and the Company does not presently have any arrangements in place for any future equity or debt financing.

         OFF-BALANCE SHEET ARRANGEMENTS. The Company had no off-balance sheet arrangements as of March 31, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's Chief Executive Officer / Chief
Financial Officer has concluded that the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

         There has been no change in the Company's internal control over financial reporting identified in connection with its evaluation as of the end of the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
    3.1         Articles of Incorporation (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
    3.2         Bylaws (1)
--------------------------------------------------------------------------------
    3.3         Certificate of Amendment to Articles of Incorporation (2)
--------------------------------------------------------------------------------
    3.4         Certificate of Amendment to Articles of Incorporation (3)
--------------------------------------------------------------------------------
   10.1         2003 Stock Plan, as amended (4)
--------------------------------------------------------------------------------
   10.2 Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (5)
--------------------------------------------------------------------------------
   10.3         Employment Agreement dated July 20, 2005 with Michael A. Bowden
                (6)
--------------------------------------------------------------------------------
   10.4 Promissory Note, dated August 1, 2005 in the amount of $12,698 payable to Michael Bowden (6)
--------------------------------------------------------------------------------
   10.5         Employment Agreement dated March 1, 2006 with Michael A. Bowden
                (6)
--------------------------------------------------------------------------------
   10.6         Employment Agreement dated March 1, 2006 with Pedro E. Racelis
                III (6)
--------------------------------------------------------------------------------
   10.7 Amendment to Letter agreement with Tianjin Create IT Company Ltd. dated May 18, 2006 (6)
--------------------------------------------------------------------------------
   10.8 Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (6)
--------------------------------------------------------------------------------
   10.9 Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (6)
--------------------------------------------------------------------------------
   10.10        Promissory  Note,  dated May 3, 2006 in the  amount of
                $73,059 payable to Michael Bowden (6)
--------------------------------------------------------------------------------
   10.11 Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III (7)
--------------------------------------------------------------------------------
   10.12 Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks (7)
--------------------------------------------------------------------------------
   10.13 Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden (7)
--------------------------------------------------------------------------------
   10.14 Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden (7)
--------------------------------------------------------------------------------
   10.15        Promissory  Note, dated June 27, 2006 in the amount of
                    $7,680 payable to Henry Zaks (7)
--------------------------------------------------------------------------------
   10.16 Forgiveness of Promissory Note, dated July 5, 2006 in the amount of $73,059 payable to Michael A. Bowden (8)
--------------------------------------------------------------------------------
   10.17 Promissory Note, dated July 27, 2006 in the amount of $6,300 payable to Michael A. Bowden (8)
--------------------------------------------------------------------------------
   10.18 Promissory Note, dated September 26, 2006 in the amount of $5,000 payable to Michael A. Bowden (8)
--------------------------------------------------------------------------------
   10.19 Promissory Note, dated September 28, 2006 in the amount of $4,708 payable to Henry Zaks (8)
--------------------------------------------------------------------------------
   10.20        Conversion Election Letter dated October 5, 2006 from Pedro E.
                Racelis III (8)
--------------------------------------------------------------------------------
   10.21        Conversion Election Letter dated October 30, 2006 from Henry
                Zaks (8)
--------------------------------------------------------------------------------
   10.22        Amendment to Letter Agreement Tianjin Create IT Company Ltd.
                dated November 7, 2006 (8)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   10.23        Conversion Election Letter dated November 7, 2006 from Henry
                Zaks (9)
--------------------------------------------------------------------------------
   10.24        Conversion Election Letter dated November 7, 2006 from Henry
                Zaks (9)
--------------------------------------------------------------------------------
   10.25 Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.26 Promissory Note, dated November 8, 2006 in the amount of $6,000 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.27 Forgiveness of Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.28 Promissory Note, dated November 10, 2006 in the amount of $20,000 payable to Henry K. Zaks (9)
--------------------------------------------------------------------------------
   10.29        Conversion Election Letter dated November 13, 2006 from Michael
                A. Bowden (9)
--------------------------------------------------------------------------------
   10.30        Conversion Election Letter dated November 13, 2006 from Michael
                A. Bowden (9)
--------------------------------------------------------------------------------
   10.31        Conversion Election Letter dated November 13, 2006 from Michael
                A. Bowden (9)
--------------------------------------------------------------------------------
   10.32 Promissory Note, dated November 14, 2006 in the amount of $3,900 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.33 Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,300 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.34 Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $5,000 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.35 Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,000 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.36 Forgiveness of Promissory Note, dated November 30, 2006 in the amount of $3,900 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.37 Promissory Note, dated December 11, 2006 in the amount of $4,800 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.38 Forgiveness of Promissory Note, dated December 15, 2006 in the amount of $4,800 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.39 Promissory Note, dated December 27, 2006 in the amount of $5,200 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.40 Promissory Note, dated December 2, 2006 in the amount of $3,200 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.41 Forgiveness of Promissory Note, dated December 29, 2006 in the amount of $5,200 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   10.42 Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $20,000 payable to Henry Zaks (9)
--------------------------------------------------------------------------------
   10.43 Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden (9)
--------------------------------------------------------------------------------
   10.44 Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Pedro E. Racelis III (9)
--------------------------------------------------------------------------------
   10.45 Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Henry Zaks
                (9)
--------------------------------------------------------------------------------
   31.1         Rule 15d-14(a) Certification
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003, filed March 31, 2003.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 22, 2004, filed November 24, 2004.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002, filed April 9, 2003.
(5) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 24, 2005, filed June 6, 2005.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005, filed May 22, 2006.
(7) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 4, 2006.
(8) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed November 14, 2006.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 10-KSB dated December 31, 2006, filed April 13, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA WIRELESS COMMUNICATIONS, INC.
                                        (Registrant)



Date:    May 15, 2007                   By: /s/ PEDRO E. RACELIS III
                                           -------------------------------------
                                           Pedro E. Racelis III,
                                           President and Chief Financial Officer