Form 10QSB
period 2007-06-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2007-08-20
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Yes (X) No (  )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes (  ) No (X)

Number of shares outstanding of the registrant’s class of common stock as of July 31, 2007 was 186,533,214.

Transitional Small Business Disclosure Format (check one):	Yes ( ) No (X)

China Wireless Communications, Inc.

China Wireless Communications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For six months ended June 30,		For three months ended June 30,
	2007	2006	2007	2006
Operating revenue:
Sales	$221,457	$147,320	$67,714	$91,557

Cost of sales	230,432	139,574	89,243	86,505

Gross profit	(8,975)	7,746	(21,529)	5,052

Operating expenses:
Consulting expense	515,277	1,782,305	218,915	560,682
Consulting expense - return of bonus	(108,000)	—	—	—
Bad debt expense	4,758	39,389	(2,642)
Loss on payment of expenses in common stock	79,020	—	—	—
General and administrative expenses	37,782	232,021	4,815	146,923

Total operating expenses	528,837	2,053,715	221,088	707,605

Loss from operations	(537,812)	(2,045,969)	(242,617)	(702,553)

Non-operating income (expenses):
Other income	988	27,395	384	26,271
Interest expense	(51,296)	(10,359)	(1,367)	(5,882)

Total non-operating income (expenses)	(50,308)	17,036	(983)	20,389

Net Loss	$(588,120)	$(2,028,933)	$(243,600)	$(682,164)

Other Comprehensive income:
Foreign currency exchange gain	5,631	—	1,943	—

Comprehensive Loss	$(582,489)	$(2,028,933)	$(241,657)	$(682,164)

Basic and fully diluted net loss per common share	$(0.003)	$(0.017)	$(0.001)	$(0.005)

Weighted average common shares outstanding,
basic and fully diluted	173,747,765	119,540,776	179,990,854	129,606,127

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$21,590
Prepaid expenses	23,624
Accounts receivables	13,611
Advances to suppliers	716
Other receivables	15,820
Total current assets	75,361

Fixed assets:
Vehicle	19,900
Office equipment	719
Accumulated depreciation	(14,577)
Fixed assets, net	6,042

Total Assets	$81,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$166,942
Interest payable	2,609
Notes payable	57,619

Total current liabilities	227,170

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 1,000,000 shares of preferred stock authorized, none issued and outstanding	—
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized, 185,208,428shares of stock issued and outstanding	185,208
Additional paid-in capital	14,069,485
Accumulated deficit	(14,408,605)
Accumulated other comprehensive income	8,145

Total stockholders’ deficit	(145,767)

Total liabilities and stockholders’ deficit	$81,403

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(588,120)	$(2,028,933)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,019	1,370
Common stock issued for compensation	516,579	1,782,305
Return of common stock issued for compensation	(108,000)	—
Loss on payment of expenses in common stock	79,020	—
Bad debts	4,758	39,389
(Increase) decrease in operating assets:
Prepayments and other receivables	39,356	(18,119)
Inventory	—	(71,918)
Increase (decrease) in operating liabilities:
Accounts payables and accrued expenses	51,987	62,363
Advances from customers	—	25,558
Interest payable	(46,847)	10,359
NET CASH (USED IN) OPERATING ACTIVITIES	(49,248)	(197,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(368)	(232)
NET CASH (USED IN) INVESTING ACTIVITIES	(368)	(232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	131,283
Proceeds from issuance of loans payable - related parties	37,361	115,185
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,361	246,468

Effect of exchange rate on cash	5,631

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,624)	48,610

CASH AND CASH EQUIVALENTS:
Beginning of period	28,214	14,779

End of period	$21,590	$63,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for compensation	$516,579	$1,782,305
Conversion of notes payable into common stock	$382,609	$13,295.00
Forgiveness of debt	$—	$—

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of presentation

The accompanying financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared by China Wireless Communications, Inc. (the “Company”), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company’s Form 10-KSB for the year ended December 31, 2006.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

Going concern

The Company has suffered recurring losses from operations, has negative working capital, has a negative cash flow from operations, and has a stockholders’ deficit as of June 30, 2007. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital deficiency, and 2) implement a plan to increase cash flows. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not have any stock based compensation, including options that would have required expensing under SFAS No. 123R for the year ended December 31, 2006.

2.	ORGANIZATION

On May 24, 2005, the Company entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Company Ltd., a People’s Republic of China company (“Create Co.”), for total consideration of $53,840, to be comprised of (i) cash in the amount of $40,379.61 and (ii) $13,460 in the Company’s common stock (448,665 shares valued at $0.03 per share). On September 6, 2005, the Company paid $21,460 towards the acquisition price ($13,460 in the Company’s common stock and cash in the amount of $8,000).

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

On October 25, 2006, the Company and the 49% owner of Create Co. further amended the purchase agreement whereby the Company agreed to a final payment of $105,307, payable in (i) cash in the amount of $10,531 and (ii) 6,318,404 shares of the Company’s common stock valued at $94,776, to take place on December 31, 2006. On November 16, 2006, the Company paid $3,612 to the 49% owner of Create Co., reducing the cash amount due to $6,919. On January 22, 2007, the Company delivered 6,318,404 shares of the Company’s common stock to the 49% owner of Create Co. On May 4, 2007 the Company and the 49% owner further amended the purchase agreement whereby the Company would pay 494,215 shares of the Company’s common stock to the 49% owner. On May 29, 2007, the 49% owner accepted the shares as final payment of the purchase transaction.

Create Co. provides information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People’s Republic of China. The Company acquired Create Co. in part because of its strategic location in Tianjin City, the third largest city in China. Also, as a forward-looking company with a customer base in the education, oil and gas, banking, brokerage, commercial and government sectors, Create Co. provides an opportunity to establish a presence in China.

Additionally, during the third quarter of 2006, the Company formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation (“CW Communications”), which operates in north Texas. Through CW Communications, the Company intends to leverage technical and sales opportunities presented by the information technology side of the Company’s business in the areas of video surveillance design, engineering and installation.

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

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

The Company has incurred losses of $14,408,605 since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company’s business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading “Plan of Operation”.

5.	LOSS PER SHARE OF COMMON STOCK

The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three and six months ended June 30, 2007 is 179,990,854 and 173,747,765 shares respectively. The Company does not include its stock warrants in the calculation since they would be antidilutive to earnings per share.

6.	STOCK WARRANTS

In June 2004, the Company issued 261,112 warrants to non-employees in connection with a private placement sale of the Company’s common stock. Each warrant entitles its holder to purchase one share of the Company’s common stock at $0.45 to $0.50 per share. Michael Bowden, the former COO and a director of the Company holds 50,000 of these warrants, that where were issued to him prior to his employment as an officer with the Company. None of these warrants were exercised. These warrants expired on June 25, 2007.

Henry Zaks, a director of the Company holds 236,842 warrants issued July 8, 2004 exercisable at $0.40 per share. These warrants are exercisable until and prior to July 8, 2007.

In January 2007, the Company issued 2,000,000 warrants to non-employees in connection with the conversion of notes payable to shares of the Company’s common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock at $0.06 per share. These warrants expire on July 12, 2009. None of these warrants has yet been exercised.

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the Company’s stock warrant and option activity during the six months ended June 30, 2007:

	Shares underlying warrants	Weighted average exercise price
Outstanding at December 31, 2006	497,954	$ 0.44
Granted	2,000,000	0.06
Exercised	-	-
Expired or cancelled	261,112	0.46
Outstanding at June 30, 2007	2,236,842	$ 0.10
Exercisable at June 30, 2007	2,236,842	$ 0.10

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price
$ 0.06 - 0.40	2,236,842	1.4 years	$ 0.10

7.	RELATED PARTY

Other than as disclosed below, none of the Company’s present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the Company’s information and belief, any of the Company’s former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

a          Pedro E. Racelis, III (President and CEO). During May 2006, Pedro E. Racelis, III, the Company’s President and CEO, made loan advances to the Company of $15,500 and $3,612. These loans were unsecured, accrued interest at 8% per annum, and were due on July 2, 2006 and December 1, 2006, respectively. At the request of Mr. Racelis, the note in the amount of $15,500, plus accrued interest, was converted into 310,000 shares of the Company’s restricted common stock in October 5, 2006 at the market price on the date of conversion. The $3,612 advance remains unpaid as of June 30, 2007.

The Company and Mr. Racelis entered into a one-year, renewable, $30,000 revolving line of credit agreement on January 1, 2007, which expires on December 31, 2007. Interest on the outstanding balance of the line of credit is 10% per annum. Under the terms of the line of credit, during the quarter ended December 31, 2006, Mr. Racelis made loan advances to the Company totaling $21,038, during the first quarter of 2007, Mr. Racelis made loan advances of $13,838 and during the second quarter of 2007 Mr. Racelis made loan advances of $5,222, a total of $40,098.

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

b.         Henry Zaks (Director). During the year ended December 31, 2005, Henry Zaks, a director, converted notes payable of $30,000 into shares of common stock at a conversion price of $0.05 per share, and he converted notes payable of $20,000 into 857,085 shares of common stock at a conversion price of $0.029 per share. The conversion rate for both these conversions was at the market price on the dates of their conversion.

During the year ended December 31, 2006, Mr. Zaks made loan advances of $76,742 to the Company. All loan advances payable from Mr. Zaks accrued interest at 8% per annum, prior to conversion, and were due at various dates, except for the last loan advance, which was not formalized into a note payable. All loans were unsecured. On November 7, 2006 all loan advances, plus accrued interest, were approved for conversion into 1,810,837 shares of the Company’s common stock, except for the last loan advance made on November 11, 2006, which was forgiven, along with accrued interest, on December 31, 2006. All conversions were at the market rate on the date of conversion. The forgiveness of the note payable has been accounted for as a capital contribution, as Mr. Zaks is a director of the Company.

The Company and Mr. Zaks entered into a one-year, renewable, $30,000 revolving line of credit agreement on January 1, 2007, which expires on December 31, 2007. Interest on the outstanding balance of the line of credit is 10% per annum.

The following is a list of loans payable made from Mr. Zaks to the Company.

Amount	Date Issued	Date Due	Amount Converted With Accrued Interest	Shares	Date Converted	Date Forgiven
$10,000	3/22/2006	10/31/2006	$10,546	458,520	11/7/2006
4,137	4/13/2006	10/31/2006	4,324	187,998	11/7/2006
1,400	4/27/2006	10/31/2006	1,462	63,557	11/7/2006
7,680	5/1/2006	12/1/2006	7,939	198,486	11/7/2006
23,217	5/3/2006	10/2/2006	24,127	482,542	11/7/2006
3,600	5/15/2006	10/31/2006	3,722	161,810	11/7/2006
2,000	6/14/2006	12/1/2006	2,047	51,177	11/7/2006
4,708	9/28/2006	3/1/2007	4,755	206,747	11/7/2006
20,000	11/13/2006	n/a				12/31/2006
$76,742			$58,922	1,810,837

c.         Michael Bowden (Director). During the years ended December 31, 2006 and 2005, Michael Bowden, a director and former Chief Operating Officer of the Company, made loan advances to the Company at various dates of $149,071 and $12,698, respectively. These loans were unsecured, accrued interest at 8% per annum, and were due on various repayment dates, except for the last advance of $3,200 on December 27, 2006. On November 13, 2006, the Company approved the conversion of $24,310 in loan advances, plus $940 of accrued interest, into 564,903 shares of the Company’s common stock at approximately $0.04 per share. The conversion rate for this conversion was at the market price on the date of conversion. All other loan advances from the year ended December 31, 2006, including the last advance on December 27, 2006, which was not formalized into a note payable, were forgiven by Mr. Bowden. The forgiveness of the note payable has been accounted for as a capital contribution, as Mr. Bowden is an officer of the Company.

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table reconciles the loans payable for Mr. Bowden that were received, converted into common stock and forgiven during the years ended December 31, 2006 and 2005:

Amount	Date Issued	Date Due	Amount Converted With Accrued Interest	Shares	Date Converted	Date Forgiven
$12,698	8/1/2005	7/2/2006	$13,270	265,401	11/13/2006
73,059	5/3/2006	10/2/2006				7/5/2006
1,612	6/15/2006	12/1/2006	1,666	41,656	11/13/2006
10,000	6/26/2006	12/31/2006	10,314	257,846	11/13/2006
6,300	7/27/2006	1/31/2007				11/17/2006
5,000	9/26/2006	3/1/2007				11/17/2006
30,000	11/8/2006	12/1/2006				11/8/2006
6,000	11/8/2006	12/1/2006				11/17/2006
3,900	11/14/2006	12/1/2006				11/30/2006
4,800	12/11/2006	12/31/2007				12/15/2006
5,200	12/27/2006	1/31/2007				12/29/2006
3,200	12/27/2006	2/15/2007				12/31/2006
$161,769			$25,250	564,903

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

Additionally, on March 21, 2007, Michael A. Bowden returned 6,000,000 shares of the Company’s common stock to the Company. The shares, valued at $108,000, had been awarded to Mr. Bowden, a director, as a bonus in 2006 while he was COO of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

Included in this report are various forward-looking statements, which can be identified by the use of forward looking terminology such as “may”, “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or similar words. The Company has made forward-looking statements with respect to the following, among others: its goals and strategies; its expectations related to growth of the Company’s broadband internet, content and wireless access and transport in China and the performance under the Company’s agreements; its ability to obtain and operate licenses and permits to operate in China; the Company’s ability to earn sufficient revenues in China; the importance and expected growth of satellite communications, broadband internet, content and wireless access and transport in China and the demand for these services in China; its ability to continue as a going concern; and the Company’s future performance and its results of operations. These statements are forward looking and reflect the Company’s current expectations. The Company is subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China, economic and political uncertainties affecting the capital markets, changes in technology, changes in satellite communications, broadband internet, content and wireless access and transport in the marketplace in China, competitive factors and other risks described in the Company’s annual report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 13, 2007. In light of the many risks and uncertainties surrounding the Company, China, and the satellite communications, broadband internet, content and wireless access and the transport marketplace in China, you should keep in mind that the Company cannot guarantee that the forward-looking statements described in this report will transpire and you should not place undue reliance on forward-looking statements.

Overview

Business Development. The Company was originally incorporated in Nevada on March 8, 1999 under the name AVL SYS International Inc (“AVL SYS”). On March 9, 2000, AVL SYS changed its name to I-Track, Inc (“ITI”).

On March 22, 2003, ITI acquired all of the issued and outstanding shares of Strategic Communications Partners, Inc., a Wyoming corporation (“SCP”), pursuant to the terms of a Share Exchange Agreement. A total of 19,000,000 restricted shares of ITI’s common stock were issued to the shareholders of SCP, resulting in the SCP shareholders as a group owning approximately 88.4% of the outstanding shares of common stock. At this time, SCP became a wholly owned subsidiary. On March 24, 2003, in connection with the Company’s acquisition of SCP, ITI’s name was changed to China Wireless Communications, Inc.

Business of Issuer. The Company is an information technology company, seeking to evaluate opportunities to acquire companies in the information technology industry and providing both wireless and wired high-speed data and telecommunication systems to its customers. In addition, the Company and its subsidiaries provide wireless connectivity for data and video surveillance networks.

On May 24, 2005, the Company entered into a letter agreement to acquire 51% of the stock of Tianjin Create IT Company Ltd., a People’s Republic of China company (“Create Co.”), for total consideration of $53,840, to be comprised of (i) cash in the amount of $40,379.61 and (ii) $13,460 in the Company’s common stock (448,665 shares valued at $0.03 per share). On September 6, 2005, the Company paid $21,460 towards the acquisition price ($13,460 in the Company’s common stock and cash in the amount of $8,000).

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

On October 25, 2006, the Company and the 49% owner of Create Co. further amended the purchase agreement whereby the Company agreed to a final payment of $105,307, payable in (i) cash in the amount of $10,531 and (ii) 6,318,404 shares of the Company’s common stock valued at $94,776, to take place on December 31, 2006. On November 16, 2006, the Company paid $3,612 to the 49% owner of Create Co., reducing the cash amount due to $6,919. On January 22, 2007, the Company delivered 6,318,404 shares of the Company’s common stock to the 49% owner of Create Co. On May 4, 2007 the Company and the 49% owner further amended the purchase agreement whereby the Company would pay 494,215 shares of the Company’s common stock to the 49% owner. On May 29, 2007, the 49% owner accepted the shares as final payment of the purchase transaction.

Create Co. provides information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People’s Republic of China. The Company acquired Create Co. in part because of its strategic location in Tianjin City, the third largest city in China. Also, as a forward-looking company with a customer base in the education, oil and gas, banking, brokerage, commercial and government sectors, Create Co. provides an opportunity to establish a presence in China.

Additionally, during the third quarter of 2006, the Company formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation (“CW Communications”), which operates in north Texas. Through CW Communications, the Company intends to leverage technical and sales opportunities presented by the information technology side of its business in the areas of video surveillance design, engineering and installation.

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

Going Concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three and six months ended June 30, 2007 of $243,600 and $588,120 respectively. At June 30, 2007, the Company had an accumulated deficit of $14,408,605 and a working capital deficit of $151,809. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates. The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable.

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

Results of Operations. Sales for the three and six months ended June 30, 2007 were $67,714 and $221,457 respectively, compared to $91,557 and $147,320 respectively for the three and six months ended June 30, 2006. Operating expenses for the three and six months ended June 30, 2007 were $221,088 and $528,837 respectively, compared to $707,553 and $2,053,715 respectively for the three and six months ended June 30, 2006. Operating expenses for the six months ended June 30, 2007 showed a reduction due to the implementation of enhanced cost controls and reduced consulting fees of $515,277 compared to $1,782,305 for the six months ended June 30, 2006. Net losses for the three and six months ended June 30, 2007 were $243,600 and $588,120 respectively, compared to $682,164 and $2,028,933 for the three and six months ended June 30, 2006 respectively.

Additionally, 6,000,000 shares of the Company’s common stock were returned to the Company on March 21, 2007. The shares, valued at $108,000, had been awarded to Michael A. Bowden, a director, as a bonus in 2006 while he was COO of the Company.

Liquidity and Capital Resources. At June 30, 2007, the Company had current assets of $75,361 as compared to $126,099 at December 31, 2006, and current liabilities of $227,170 at June 30, 2007, as compared to $488,257 at December 31, 2006, resulting in working capital deficits of $151,809 and $362,158 at June 30, 2007 and December 31, 2006, respectively.

During the six months ended June 30, 2007, the Company used $49,616 of cash for operating and investing activities and $37,361 was provided by financing activities. Financing activities consisted of proceeds from borrowings from the Company’s officers and directors. By comparison, for the six months ended June 30, 2006, the Company used $197,626 of cash for its operating and investing activities, while financing activities consisting of borrowings from related parties, providing cash of $115,185 and sales of common stock provided $131,283.

The Company has been largely reliant upon loans from related parties in order to meet its cash requirements and as of January 1, 2007, the Company entered into individual Revolving Lines of Credit (“Revolver”) agreements with two of its directors, Henry Zaks and Pedro E. Racelis III. Each Revolver provides a $30,000 line of credit to the Company at 10% interest.

Plan of Operation. The Company’s business plan is to evaluate opportunities to acquire companies in the information technology industry and to provide both wireless and wired high-speed data and telecommunication systems to its customers. In addition, the Company provides wireless connectivity for data and video surveillance networks.

The Company is focusing its efforts on becoming a viable information technology company. Management believes that the information technology business is developing quickly in China and that there are North American technologies that can be marketed to business customers in China. Create Co. is the foundation to building the Company’s broad base information technology, products and services in China. As the Company executes its business plan, it will utilize the leadership of Create Co. to oversee and manage operations in China. Create Co. operates in Tianjin, the third largest city in China. Tianjin has a population of approximately ten million people and is a major import and export center for China. Major industries and markets located in Tianjin include educational, industrial, international shipping port, medical, manufacturing and government. Tianjin is also Beijing’s gateway to the sea and has over 25 10,000-ton ship berths. Tianjin’s harbor is geographically the second largest in China. Further, Tianjin is home to 31 of China’s universities, including Tianjin University, China’s first modern university. The Tianjin area also includes the Tanggu Economic Development Area, located where the Haihe River meets the Bohai Sea.

The Company intends to expand its Create Co. operations by adding to the sales force in order to better take advantage of system integration opportunities available. The focus of the Company’s systems integration efforts has been in the educational, transportation, natural gas and manufacturing markets and the Company’s goal is to expand into related industries. In addition, the pool of highly skilled engineering, marketing, sales, and operations personnel in China is key to the Company’s success in growing its business.

The Company’s wholly owned subsidiary, CW Communications, will focus on the design and installation of video surveillance systems. Its current area of operation is in the north Texas area around Dallas – Fort Worth. Management believes that there are business opportunities in the design and installation of video surveillance that are complementary to the Company’s information technology business. Management also believes that CW Communications’ services can also be employed in the Chinese market by Create Co.

As of June 30, 2007, the Company’s working capital deficit was $151,809 and its accumulated deficit was $14,408,605. Cash provided from the Company’s operations and Revolving Lines of Credit are insufficient to cover the costs associated with its plan of operation and working capital requirements and the Company will need to obtain additional funding to cover its cash requirements. Management of the Company believes that such additional funding will be in the form of equity financing from the sale of the Company’s common stock or further debt financing. However, the Company cannot provide investors with any assurance that it will be able to raise sufficient funding to cover its cash requirements and the Company does not presently have any arrangements in place for any future equity or debt financing.

Off-Balance Sheet Arrangements. The Company had no off-balance sheet arrangements as of June 30, 2007.

Item 3. Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer / Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting identified in connection with its evaluation as of the end of the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
3.4	Certificate of Amendment to Articles of Incorporation (3)
10.1	2003 Stock Plan, as amended (4)
10.2	Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (5)
10.3	Employment Agreement dated July 20, 2005 with Michael A. Bowden (6)
10.4	Promissory Note, dated August 1, 2005 in the amount of $12,698 payable to Michael Bowden (6)
10.5	Employment Agreement dated March 1, 2006 with Michael A. Bowden (6)
10.6	Employment Agreement dated March 1, 2006 with Pedro E. Racelis III (6)
10.7	Amendment to Letter agreement with Tianjin Create IT Company Ltd. dated May 18, 2006 (6)

Regulation S-B Number	Exhibit
10.8	Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (6)
10.9	Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (6)
10.10	Promissory Note, dated May 3, 2006 in the amount of $73,059 payable to Michael Bowden (6)
10.11	Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III (7)
10.12	Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks (7)
10.13	Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden (7)
10.14	Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden (7)
10.15	Promissory Note, dated June 27, 2006 in the amount of $7,680 payable to Henry Zaks (7)
10.16	Forgiveness of Promissory Note, dated July 5, 2006 in the amount of $73,059 payable to Michael A. Bowden (8)
10.17	Promissory Note, dated July 27, 2006 in the amount of $6,300 payable to Michael A. Bowden (8)
10.18	Promissory Note, dated September 26, 2006 in the amount of $5,000 payable to Michael A. Bowden (8)
10.19	Promissory Note, dated September 28, 2006 in the amount of $4,708 payable to Henry Zaks (8)
10.20	Conversion Election Letter dated October 5, 2006 from Pedro E. Racelis III (8)
10.21	Conversion Election Letter dated October 30, 2006 from Henry Zaks (8)
10.22	Amendment to Letter Agreement Tianjin Create IT Company Ltd. dated November 7, 2006 (8)
10.23	Conversion Election Letter dated November 7, 2006 from Henry Zaks (9)
10.24	Conversion Election Letter dated November 7, 2006 from Henry Zaks (9)
10.25	Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (9)
10.26	Promissory Note, dated November 8, 2006 in the amount of $6,000 payable to Michael A. Bowden (9)
10.27	Forgiveness of Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (9)
10.28	Promissory Note, dated November 10, 2006 in the amount of $20,000 payable to Henry K. Zaks (9)
10.29	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (9)

Regulation S-B Number	Exhibit
10.30	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (9)
10.31	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (9)
10.32	Promissory Note, dated November 14, 2006 in the amount of $3,900 payable to Michael A. Bowden (9)
10.33	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,300 payable to Michael A. Bowden (9)
10.34	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $5,000 payable to Michael A. Bowden (9)
10.35	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,000 payable to Michael A. Bowden (9)
10.36	Forgiveness of Promissory Note, dated November 30, 2006 in the amount of $3,900 payable to Michael A. Bowden (9)
10.37	Promissory Note, dated December 11, 2006 in the amount of $4,800 payable to Michael A. Bowden (9)
10.38	Forgiveness of Promissory Note, dated December 15, 2006 in the amount of $4,800 payable to Michael A. Bowden (9)
10.39	Promissory Note, dated December 27, 2006 in the amount of $5,200 payable to Michael A. Bowden (9)
10.40	Promissory Note, dated December 2, 2006 in the amount of $3,200 payable to Michael A. Bowden (9)
10.41	Forgiveness of Promissory Note, dated December 29, 2006 in the amount of $5,200 payable to Michael A. Bowden (9)
10.42	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $20,000 payable to Henry Zaks (9)
10.43	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden (9)
10.44	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Pedro E. Racelis III (9)
10.45	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Henry Zaks (9)
31.1	Rule 15d-14(a) Certification
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 22, 2003, filed March 31, 2003.

(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 22, 2004, filed November 24, 2004.

(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2002, filed April 9, 2003.

(5)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated May 24, 2005, filed June 6, 2005.

(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2005, filed May 22, 2006.

(7)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 4, 2006.

(8)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed November 14, 2006.

(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 10-KSB dated December 31, 2006, filed April 13, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WIRELESS COMMUNICATIONS, INC.

(Registrant)

Date:	August 20, 2007	By:	/s/ Pedro E. Racelis III
Pedro E. Racelis III,
President and Chief Financial Officer