Form 10QSB
period 2007-09-30
CHINA WIRELESS COMMUNICATIONS INC
filed 2007-11-14
CIK 1125280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes (X) No (  )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes (  ) No (X)

Number of shares outstanding of the registrant's class of common stock as of October 31, 2007 was 217,341,719.

Transitional Small Business Disclosure Format (check one):	Yes ( ) No (X)

China Wireless Communications, Inc.

Index

Part I. Financial Information

Item 1.	-	Financial Statements

	-	Condensed Consolidated Statements of Operations Three months Ended September 30, 2007 and 2006; and Nine months Ended September 30, 2007 and 2006 (Unaudited)	3

	-	Condensed Consolidated Balance Sheet As of September 30, 2007 (Unaudited)	4

	-	Condensed Consolidated Statements of Cash Flows Nine months Ended September 30, 2007 and 2006 (Unaudited)	5

	-	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	-	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	-	Controls and Procedures	15

Part II. Other Information

Item 1.	-	Legal Proceedings	15

Item 2.	-	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	-	Defaults Upon Senior Securities	15

Item 4.	-	Submission of Matters to a Vote of Security Holders	15

Item 5.	-	Other Information	15

Item 6.	-	Exhibits	15

Signatures			19

China Wireless Communications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For nine months ended September 30,		For three months ended September 30,
	2007	2006	2007	2006
Operating revenue:
Sales	$307,485	$265,793	$86,028	$118,473

Cost of sales	299,919	246,577	69,487	107,003

Gross profit	7,566	19,216	16,541	11,470

Operating expenses:
Consulting expense	552,436	1,853,265	37,159	70,960
Consulting expense - return of bonus	(108,000)	—	—	—
Bad debt expense	15,189	39,389	10,431
Loss on payment of expenses in common stock	79,020	—	—	—
General and administrative expenses	156,395	270,668	118,613	38,647

Total operating expenses	695,040	2,163,322	166,203	109,607

Loss from operations	(687,474)	(2,144,106)	(149,662)	(98,137)

Non-operating income (expenses):
Other income	988	27,623	11	228
Interest expense	(51,929)	(16,866)	(634)	(6,507)

Total non-operating income (expenses)	(50,931)	10,757	(623)	(6,279)

Net Loss	$(738,405)	$(2,133,349)	$(150,285)	$(104,416)

Other Comprehensive income:
Foreign currency exchange gain	7,164	—	1,533	—

Comprehensive Loss	$(731,241)	$(2,133,349)	$(148,752)	$(104,416)

Basic and fully diluted net loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Weighted average common shares outstanding,
basic and fully diluted	181,954,324	123,724,714	198,085,439	131,955,613

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$21,238
Accounts receivables - net of allowance for doubtful accounts of $15,189	14,136
Prepaid expenses	81,527
Advances to suppliers	5,467
Other receivables	2,091

Total current assets	124,459

Fixed assets:
Vehicle	19,900
Office equipment	719
Accumulated depreciation	(15,830)
Fixed assets, net	4,789

Total Assets	$129,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$184,071
Interest payable	1,313
Notes payable to related parties	32,301

Total current liabilities	217,685

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 1,000,000 shares of preferred stock authorized, none issued and outstanding	—
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized, 203,977,959 shares of stock issued and outstanding	203,978
Additional paid-in capital	14,256,797
Accumulated deficit	(14,558,890)
Accumulated other comprehensive income	9,678

Total stockholders’ deficit	(88,437)

Total liabilities and stockholders’ deficit	$129,248

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(738,405)	$(2,133,349)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,272	1,873
Common stock issued for compensation	799,102	1,853,265
Return of common stock issued for compensation	(108,000)	—
Loss on payment of expenses in common stock	79,020	—
Bad debts	15,189	39,389
(Increase) decrease in operating assets:
Prepayments and other receivables	(5,336)	(76,242)
Inventory	—	(63,483)
Increase (decrease) in operating liabilities:
Accounts payables and accrued expenses	(77,605)	65,345
Advances from customers	—	22,251
Interest payable	(48,143)	16,867

NET CASH (USED IN) OPERATING ACTIVITIES	(80,906)	(274,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(368)	(232)

NET CASH (USED IN) INVESTING ACTIVITIES	(368)	(232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	131,282
Proceeds from issuance of loans payable - related parties	67,134	151,815

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,134	283,097

Effect of exchange rate on cash	7,164	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,976)	8,781

CASH AND CASH EQUIVALENTS:
Beginning of period	28,214	14,779

End of period	$21,238	$23,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for compensation	$799,102	$1,853,265
Conversion of notes payable into common stock	$441,409	$—
Forgiveness of debt	$—	$—

The financial statements should be read in conjunction with the accompanying notes

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of presentation

The accompanying financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by China Wireless Communications, Inc. (the “Company”), without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto of the Company, included in the Company’s Form 10-KSB for the year ended December 31, 2006.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

Going concern

The Company has suffered recurring losses from operations, has negative working capital, has a negative cash flow from operations, and has a stockholders’ deficit as of September 30, 2007. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital deficiency, and 2) implement a plan to increase cash flows. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

The Company has incurred losses of $14,558,890 since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan successfully could adversely impact the Company’s business and prospects. Details of the plans of operations of the Company are set out in Item 2 of this Form 10-QSB under the heading “Plan of Operation”.

5.	LOSS PER SHARE OF COMMON STOCK

The weighted average number of shares of common stock outstanding used in the calculation of basic loss per share for the three and nine months ended September 30, 2007 is 198,085,439 and 181,954,324 shares respectively. The Company does not include its stock warrants in the calculation since they would be antidilutive to earnings per share.

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

Henry Zaks, a director of the Company holds 236,842 warrants issued July 8, 2004 exercisable at $0.40 per share. None of these warrants were exercised. These warrants expired on July 8, 2007.

In January 2007, the Company issued 2,000,000 warrants to non-employees in connection with the conversion of notes payable to shares of the Company’s common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock at $0.06 per share. The warrants were valued at $48,612 at the time of issuance. The Company recorded the value of the warrants as interest expense at the time of issue. These warrants expire on January 12, 2009. None of these warrants has yet been exercised.

China Wireless Communications, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the Company’s stock warrant and option activity during the nine months ended September 30, 2007:

	Shares underlying warrants	Weighted average exercise price
Outstanding at December 31, 2006	497,954	$ 0.44
Granted	2,000,000	0.06
Exercised	-	-
Expired or cancelled	497,954	0.43
Outstanding at September 30, 2007	2,000,000	$ 0.06
Exercisable at September 30, 2007	2,000,000	$ 0.06

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price
$ 0.06 - 0.06	2,000,000	1.3 years	$ 0.06

7.	RELATED PARTY

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

The Company and Mr. Racelis entered into a one-year, renewable, $30,000 revolving line of credit agreement on January 1, 2007, which expires on December 31, 2007. Interest on the outstanding balance of the line of credit is 10% per annum. Under the terms of the line of credit, during the quarter ended December 31, 2006, Mr. Racelis made loan advances to the Company totaling $21,038, during the first quarter of 2007, Mr. Racelis made loan advances of $13,838 and during the second quarter of 2007 Mr. Racelis made loan advances of $5,222, a total of $40,098. During the third quarter of 2007, Mr. Racelis made loan advances of $4,050. He received 3,865,823 shares of the Company’s common stock worth $38,658 as payment the loan and accrued interest. The current principal balance owed to Mr. Racelis at September 30, 2007 is $500.

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

In the third quarter of 2007 Mr. Zaks provided insurance consulting services to the Company. The services were valued at $20,000. The Company issued 2,000,000 shares of the Company’s common stock as payment for the services. Mr. Zaks owns an insurance brokerage business operating in the United States.

The Company and Mr. Zaks entered into a one-year, renewable, $30,000 revolving line of credit agreement on January 1, 2007, which expires on December 31, 2007. Interest on the outstanding balance of the line of credit is 10% per annum. During the third quarter of 2007, Mr. Zaks made loan advances of $25,724 and received 1,322,400 shares of the Company’s common stock worth $13,224 as payment of the loan and accrued interest. The principal balance owed to Mr. Zaks as of September 30, 2007 was $12,500.

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

8.	SUBSEQUENT EVENT

From September 30, 2007 to October 31, 2007, the Company issued 13,363,760 shares of restricted common stock as compensation for services received by the Company, including 1,764,708 shares that were issued as compensation to the Company’s Board of Directors for board fees through the end of this fiscal year.

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

Going Concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three and nine months ended September 30, 2007 of $150,285 and $738,405 respectively. At September 30, 2007, the Company had an accumulated deficit of $14,558,890 and a working capital deficit of $93,226. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations. Sales for the three and nine months ended September 30, 2007 were $86,028 and $307,485 respectively, compared to $118,473 and $265,793 respectively for the three and nine months ended September 30, 2006. Operating expenses for the three and nine months ended September 30, 2007 were $166,203 and $695,040 respectively, compared to $109,607 and $2,163,322 respectively for the three and nine months ended September 30, 2006. Operating expenses for the nine months ended September 30, 2007 showed a reduction due to the implementation of enhanced cost controls and reduced consulting fees of $552,436 compared to $1,853,265 for the nine months ended September 30, 2006. Net losses for the three and nine months ended September 30, 2007 were $150,285 and $738,405 respectively, compared to $104,416 and $2,133,349 for the three and nine months ended September 30, 2006 respectively.

Additionally, 6,000,000 shares of the Company’s common stock were returned to the Company on March 21, 2007. The shares, valued at $108,000, had been awarded to Michael A. Bowden, a director, as a bonus in 2006 while he was COO of the Company.

Liquidity and Capital Resources. At September 30, 2007, the Company had current assets of $124,459 as compared to $126,099 at December 31, 2006, and current liabilities of $217,685 at September 30, 2007, as compared to $488,257 at December 31, 2006, resulting in working capital deficits of $93,226 and $362,158 at September 30, 2007 and December 31, 2006, respectively.

During the nine months ended September 30, 2007, the Company used $81,274 of cash for operating and investing activities and $67,134 was provided by financing activities. Financing activities consisted of proceeds from borrowings from the Company’s officers and directors. By comparison, for the nine months ended September 30, 2006, the Company used $274,316 of cash for its operating and investing activities, while financing activities consisting of borrowings from related parties, providing cash of $151,815 and sales of common stock provided $131,282.

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

As of September 30, 2007, the Company’s working capital deficit was $93,226 and its accumulated deficit was $14,558,890. Cash provided from the Company’s operations and Revolving Lines of Credit are insufficient to cover the costs associated with its plan of operation and working capital requirements and the Company will need to obtain additional funding to cover its cash requirements. Management of the Company believes that such additional funding will be in the form of equity financing from the sale of the Company’s common stock or further debt financing. However, the Company cannot provide investors with any assurance that it will be able to raise sufficient funding to cover its cash requirements and the Company does not presently have any arrangements in place for any future equity or debt financing.

Off-Balance Sheet Arrangements. The Company had no off-balance sheet arrangements as of September 30, 2007.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting identified in connection with its evaluation as of the end of the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
3.4	Certificate of Amendment to Articles of Incorporation (3)
10.1	2003 Stock Plan, as amended (4)
10.2	Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (5)
10.3	Employment Agreement dated July 20, 2005 with Michael A. Bowden (6)

Regulation S-B Number	Exhibit
10.4	Promissory Note, dated August 1, 2005 in the amount of $12,698 payable to Michael Bowden (6)
10.5	Employment Agreement dated March 1, 2006 with Michael A. Bowden (6)
10.6	Employment Agreement dated March 1, 2006 with Pedro E. Racelis III (6)
10.7	Amendment to Letter agreement with Tianjin Create IT Company Ltd. dated May 18, 2006 (6)
10.8	Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (6)
10.9	Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (6)
10.10	Promissory Note, dated May 3, 2006 in the amount of $73,059 payable to Michael Bowden (6)
10.11	Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III (7)
10.12	Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks (7)
10.13	Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden (7)
10.14	Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden (7)
10.15	Promissory Note, dated June 27, 2006 in the amount of $7,680 payable to Henry Zaks (7)
10.16	Forgiveness of Promissory Note, dated July 5, 2006 in the amount of $73,059 payable to Michael A. Bowden (8)
10.17	Promissory Note, dated July 27, 2006 in the amount of $6,300 payable to Michael A. Bowden (8)
10.18	Promissory Note, dated September 26, 2006 in the amount of $5,000 payable to Michael A. Bowden (8)
10.19	Promissory Note, dated September 28, 2006 in the amount of $4,708 payable to Henry Zaks (8)
10.20	Conversion Election Letter dated October 5, 2006 from Pedro E. Racelis III (8)
10.21	Conversion Election Letter dated October 30, 2006 from Henry Zaks (8)
10.22	Amendment to Letter Agreement Tianjin Create IT Company Ltd. dated November 7, 2006 (8)
10.23	Conversion Election Letter dated November 7, 2006 from Henry Zaks (9)
10.24	Conversion Election Letter dated November 7, 2006 from Henry Zaks (9)
10.25	Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (9)
10.26	Promissory Note, dated November 8, 2006 in the amount of $6,000 payable to Michael A. Bowden (9)
10.27	Forgiveness of Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (9)
10.28	Promissory Note, dated November 10, 2006 in the amount of $20,000 payable to Henry K. Zaks (9)

Regulation S-B Number	Exhibit
10.29	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (9)
10.30	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (9)
10.31	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (9)
10.32	Promissory Note, dated November 14, 2006 in the amount of $3,900 payable to Michael A. Bowden (9)
10.33	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,300 payable to Michael A. Bowden (9)
10.34	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $5,000 payable to Michael A. Bowden (9)
10.35	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,000 payable to Michael A. Bowden (9)
10.36	Forgiveness of Promissory Note, dated November 30, 2006 in the amount of $3,900 payable to Michael A. Bowden (9)
10.37	Promissory Note, dated December 11, 2006 in the amount of $4,800 payable to Michael A. Bowden (9)
10.38	Forgiveness of Promissory Note, dated December 15, 2006 in the amount of $4,800 payable to Michael A. Bowden (9)
10.39	Promissory Note, dated December 27, 2006 in the amount of $5,200 payable to Michael A. Bowden (9)
10.40	Promissory Note, dated December 2, 2006 in the amount of $3,200 payable to Michael A. Bowden (9)
10.41	Forgiveness of Promissory Note, dated December 29, 2006 in the amount of $5,200 payable to Michael A. Bowden (9)
10.42	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $20,000 payable to Henry Zaks (9)
10.43	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden (9)
10.44	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Pedro E. Racelis III (9)
10.45	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Henry Zaks (9)
31.1	Rule 15d-14(a) Certification
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed on November 6, 2000, File No. 333-49388.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 22, 2003, filed March 31, 2003.

(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 22, 2004, filed November 24, 2004.

(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2002, filed April 9, 2003.

(5)	Incorporated by reference to the exhibits to the registrant’s amended current report on Form 8-K dated May 24, 2005, filed June 6, 2005.

(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2005, filed May 22, 2006.

(7)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 4, 2006.

(8)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed November 14, 2006.

(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 10-KSB dated December 31, 2006, filed April 13, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WIRELESS COMMUNICATIONS, INC.

(Registrant)

Date:	November 14, 2007	By:	/s/ Pedro E. Racelis III
Pedro E. Racelis III,
President and Chief Financial Officer