Form 10-K
period 2007-12-31
CHINA WIRELESS COMMUNICATIONS INC
filed 2010-12-17
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 333-49388

Media Exchange Group, Inc.
(formerly known as China Wireless Communications, Inc.)
(Exact name of registrant as specified in its charter)

NEVADA	91-1966948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Church Street, Suite 14
Los Gatos, California 95030
(Address of principal executive offices) (Zip code)

(831) 818-9845
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Over The Counter Stock Market (“OTC:BB”) was $2,951,724 of  December 15, 2010. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 15, 2010, 249,260,762 shares of our common stock were outstanding.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we intend to operate, as well as the following statements:

This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Annual Report on Form 10-K and include:

•	our ability to regain the listing of our common stock on the Over The Counter Stock Market (“OTC:BB”); and

•	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

The Company

Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.) (the “Company”) is a  Nevada corporation formed in March 1999. The Company operated as AVL Sys International Inc . (between March 1999 and March 2000), I-Track, Inc. (between March 2000 and March 2003, and as China Wireless Communications, Inc. between March 2003 and May 2010.  As China Wireless Communications, the Company marketed information technology systems integration and internet protocol services to customers. It also provided IP routing equipment and network cabling and its customers are principally in the People’s Republic of China (“China”).   In March 2008, the Company discontinued its operations in China.

The Company’s current plan of operations consists of acquiring an operating business.  The Company   identified certain acquisition target(s) but as not reached any final agreements.  The Company’s current plan of business is to seek merger or acquisition opportunities.  The Company’s information technology systems business operations are accounted for as discontinued operations in the accompanying financial statements.

Our principal executive offices are located at 101 Church Street, Suite 14, Los Gatos, California, 95030. Our telephone number is (831) 818-9845. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, we are referring to Media Exchange Group, Inc. and its consolidated subsidiaries.

We file or furnish with or to the Securities and Exchange Commission, or SEC, our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.mediaexchangegroup.com as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or any annual report that incorporates this Annual Report on Form 10-K by reference.

Overview

Prior to March 2008, the Company was an information technology company seeking to evaluate opportunities to acquire companies in the information technology industry and providing both wireless and wired high-speed data and telecommunication systems to its customers. In addition, the Company and its subsidiaries provided wireless connectivity for data and video surveillance networks.

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

On May 18, 2006, the Company entered into an amended letter agreement with the 49% owner of Create Co., whereby the parties agreed to increase the acquisition cost of Create Co. to $126,767. Because the Company had previously made a payment of $21,460, the remaining purchase amount owing was $105,307 as of the May 18, 2006 amendment. The Company agreed to pay the remaining purchase amount owing of $105,307 in cash no later than August 31, 2006.

On October 25, 2006, the Company and the 49% owner of Create Co. further amended the letter agreement whereby the Company agreed to a final payment of $105,307 payable in (i) cash in the amount of $10,531 and (ii) 6,318,404 shares of the Company’s common stock valued at $94,776, to take place on December 31, 2006. On November 16, 2006, the Company paid $3,612 to the 49% owner of Create Co., reducing the cash amount due to $6,919. On January 22, 2007, the Company delivered 6,318,404 shares of the Company’s common stock to the 49% owner of Create Co. On May 4, 2007 the Company and the 49% owner further amended the letter agreement whereby the Company would pay 494,215 shares of the Company’s common stock to the 49% owner. On May 29, 2007, the 49% owner accepted the shares as final payment of the purchase transaction.

Create Co. provided information technology systems integration and internet protocol services to customers. It also provides IP routing equipment and network cabling and its customers are principally in the People’s Republic of China. The Company acquired Create Co., in part, because of its strategic location in Tianjin City, the third largest city in China. Also, as a forward-looking company with a customer base in the education, oil and gas, banking, brokerage, commercial and government sectors, Create Co. provides an opportunity to establish a presence in China.

Additionally, during the third quarter of 2006, the Company formed a wholly owned subsidiary, CW Communications, Inc., a Colorado corporation (“CW Communications”), which operates in north Texas. Through CW Communications, the Company intended to leverage technical and sales opportunities presented by the information technology side of its business in the areas of video surveillance design, engineering and installation.

The Company marketed its products and services, as well as those of Create Co., and CW Communications, together where possible in order to provide the customer with options in information technology, systems engineering, low voltage power, backup systems for data network equipment, data and video cabling and video surveillance equipment.

During the fourth quarter of 2006, the Company began to investigate other business opportunities within the United States and China. Included in these opportunities are the importation of consumer products and the development of electronic products to fill a need in the law enforcement and security market.

During 2007 the Company continued to investigate other business opportunities in an effort to generate sufficient cash flow to sustain its operations. The Company’s declining sales revenue and its inability to attract new capital resulted in discontinuing the operations of CW Communications in November 2007.

Based on our proposed business activities, we are a “blank check” company.  The United States Securities and Exchange Commission (the “SEC”) defines a blank check company as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we now also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

We plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Our management will undertake the analysis and supervision of new business opportunities.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of our company and the promoters of the opportunity, and the relative negotiating strength of our company and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of the voting shares of the surviving company following a reorganization transaction.  As part of such a transaction, our sole director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Competition

We are now in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than do.  Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We presently have no employees apart from our management.  Our Chief Executive Officer and our General Counsel are engaged in outside business activities and anticipates that they will devote to our business limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to business combination.

Item 1A. Risk Factors

In addition to other information included in this annual report, the following factors should be considered in evaluating our business and future prospects.

As we presently have no operations and have not completed any transaction with any target business with which to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’ operations.

We are a blank check company.  Our business plan is to locate and acquire a privately owned operating company.  Since we have not completed any definitive agreement with a prospective target business, investors in this offering have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We expect to incur losses in the future and may not achieve profitability.

As we have no operations, we have no source of revenues.  Accordingly, until we acquire an operating company, we expect to incur expenses without any sources of revenues, which will result in net losses.  We cannot be certain that we will ever generate sufficient revenues to achieve or if achieved, sustain profitability.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are presently hundreds of public shell companies and blank check companies seeking to acquire private companies through business combinations.  We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Accordingly, such competition may have a negative impact upon our negotiating position and the total consideration we may be required to pay in order to consummate a business combination. Further, there may only be a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of the date of the filing of this annual report, we have approximately 249,260,762 issued and outstanding shares of common stock.  This leaves approximately 739,238 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination, to raise capital or to satisfy our obligations under promissory notes. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of existing investors;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Our ability to effect a business combination and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that our current officers and directors will resign upon the consummation of a business combination.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect our Chief Executive Officer, Joseph Cellura, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction.  If a business combination were structured as a merger or stock purchase whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates such retention as a condition to any potential business combination, management may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management post-business combination, thereby resulting in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our existing stockholders, conflicts of interest could arise.

Our existing stockholders either currently have or may in the future have affiliations with various companies.  If we were to seek a business combination with a target company with which one or more of our existing stockholders is affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. If conflicts arise, they may not necessarily be resolved in our favor.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to, and do not intend to, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination.  Our Chief Executive Officer is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs.  If our Chief Executive Officer’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other public shell companies, engaged in business activities similar to those intended to be conducted by us.  Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

It is possible that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

We may not be able to acquire more than one target business.  Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or
•	dependent upon the development or market acceptance of a single or limited number of processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

As we have not yet consummated a transaction with any prospective target business, we cannot ascertain the capital requirements for any target business subsequent to a business combination.  We cannot assure you that such financing would be available on acceptable terms, if at all.  If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate our assets as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or existing stockholders is required to provide any financing to us in connection with or after a business combination.

We may grant stock options to certain members of our management, which could have a negative impact on our results of operations.

As we do not have adequate cash resources to pay them salaries or fees, we may grant options to purchase shares of our common stock to members of our management.  Because any grant of the options will be deemed to be stock-based compensation, commencing on the date of grant, we will be required to record a charge to earnings in an amount equal to the fair value of such options, which will be estimated using the Black-Scholes formula or other similar valuation methodology.  Any such charge to earnings could have a negative impact on our results of operations, particularly when we expect to have operating revenues following a business combination.  Although there can be no assurance, we do not believe the grant of such options will have a material impact on our ability to effect a business combination.

We have approximately $125,000 in accounts payable and accrued expenses and $390,000 in promissory notes. If we are unable to satisfy these obligations, then our business will be adversely effected.

At December 31, 2007, we had accounts payable and accrued expenses of approximately $125,000 and promissory notes of $390,000.  If we are unable to satisfy these obligations, it may be more difficult and more costly for us to couple to the acquisition of an operating company.
The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act.  If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, especially if the acquired company is in a developing country or a country that is not fully market-oriented. If we were to acquire a business that operates in such a country, our operations might not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development, or the OECD (an international organization helping governments through the economic, social and governance challenges of a globalized economy).

We are delinquent in our compliance with applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).

As such we are a non-reporting company, and subject to an adverse review by the SEC at any time. The results from such a review could result in being deregistered, which would have an adverse effect on our ability to return to the OTC:BB.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

For the year 2007, we  1) owned no property/real estate/ or engaged into any property leases or rentals at the corporate headquarters,  and 2) did not own/lease/rent any vehicle or equipment for the year 2007 at the corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending proceedings to which the Company or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded as a “Pink Sheet” Stock under the symbol “CWLC.PK” The Company’s common stock is listed on the OTC Pink Quote. The following table presents the high and low sales price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2007	High	Low
Quarter ended December 31, 2007	$0.034	$0.015
Quarter ended September 30, 2007	$0.0178	$0.0140
Quarter ended June 30, 2007	$0.034	$0.010
Quarter ended March 31, 2007	$0.018	$0.017

Fiscal Year Ended December 31, 2006	High	Low
Quarter ended December 31, 2006	$0.18	$0.02
Quarter ended September 30, 2006	$0.15	$0.04
Quarter ended June 30, 2006	$0.04	$0.03
Quarter ended March 31, 2006	$0.03	$0.02

Holders

According to the records of our transfer agent, as of December 15, 2010, there were approximately 250 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividends

The Company has not declared any dividends for the two most recent fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	25,561,851

Equity compensation plans not approved by security holders	-	N/A	-

Total	-	N/A	25,561,851

Recent Sales of Unregistered Securities

During the first quarter of 2007, we issued 13,071,734 shares of our common stock to 19 individuals and companies as considerations for their services.  The fair value of the shares issued amounted to approximately $273,000, based on the quoted price per share of our common stock.  We also issued convertible promissory notes aggregating $310,000 to three of our former directors or their affiliates ( Pedro Racelis, Henry Zacks, and Robert, McElhinney), $25,000 to the former Chief executive officer of Create Co. and $55,000 to a consultant.  Those convertible promissory notes were issued as considerations for their services to our company.  The convertible promissory notes are convertible at a rate of $0.01 per shares of our common stock, at our option.  The convertibility feature lapsed on December 30, 2008.Additionally we issued 21,092,772 shares of our common stock to satisfy obligations under promissory notes and accrued interest aggregating  approximately $346,000.  The fair value of the shares issued amounted to approximately $386,000, based on the quoted price per share of our common stock.

During the second quarter of 2007, we issued 13,669,736 shares of our common stock to 12 individuals and companies as considerations for their services.  The fair value of the shares issued amounted to approximately $237,000, based on the quoted price per share of our common stock.  We also issued 494,214 shares of our common stock to the former owner of Create Co. to complete our acquisition of the remaining minority interest in Create Co.  The fair value of the shares issued amounted to approximately $7,000, based on the quoted price per share of our common stock.

During the third quarter of 2007, we issued 13,581,308 shares of our common stock to 7 individuals and companies as considerations for their services.  The fair value of the shares issued amounted to approximately $154,000, based on the quoted price per share of our common stock.

During the fourth quarter of 2007, we issued 15,863,605 shares of our common stock to 9 individuals and companies as considerations for their services.  The fair value of the shares issued amounted to approximately $241,000, based on the quoted price per share of our common stock.

These transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited annual financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.) (the “Company”) is a  Nevada corporation formed in March 1999. The Company operated as AVL Sys International Inc . (between March 1999 and March 2000), I-Track, Inc. (between March 2000 and March 2003, and as China Wireless Communications, Inc. between March 2003 and May 2010.  As China Wireless Communications, the Company marketed information technology systems integration and internet protocol services to customers. It also provided IP routing equipment and network cabling and its customers are principally in the People’s Republic of China (“China”).   In March 2008, the Company discontinued its operations in China.

The Company’s current plan of operations consists of acquiring an operating business.  The Company   identified certain acquisition target(s) but as not reached any final agreements.  The Company’s current plan of business is to seek merger or acquisition opportunities.  The Company’s information technology systems business operations are accounted for as discontinued operations in the accompanying financial statements.

2007 and 2006 results of operations

			Increase/	Increase/
	Year ended		(Decrease)	(Decrease)
	December 31,		in $ 2007	in % 2007
	2007	2006	vs 2006	vs 2006
Operating expenses:
Selling, general and administrative	$1,398,682	$2,277,141	(878,459)	-38.6%
Total operating expenses	1,398,682	2,277,141	(878,459)	-38.6%

Operating loss	(1,398,682)	(2,277,141)	(878,459)	-38.6%

Other expense:
Interest expense	(410,522)	(894,477)	(483,955)	-54.1%
	(410,522)	(894,477)	(483,955)	-54.1%

Net loss before discontinued operations	(1,809,204)	(1,382,664)	426,540	30.8%
	-
Loss from discontinued operations	(108,881)	(55,126)	53,755	97.5%

Net loss	$(1,918,085)	$(3,226,744)	$(1,308,659)	-40.6%

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The decrease in selling, general, and administrative expenses during 2007 when compared to the prior year is primarily due to a decrease in efforts spent on researching and identifying strategic transactions due to the Company’s declining resources.

Interest expense

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The decrease in interest expense in 2007 when compared to the prior year is primarily due to the excess of fair value of shares of our common stock issued to satisfy certain obligations amounting to approximately $900,000 during 2006 and $50,000 during 2007, offset by the amortization of debt discount of approximately $340,000 recognized during 2007 due to the issuance of $390,000 convertible notes payable, in 2007, which included conversion beneficial feature.

Loss from discontinued operations

Loss from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The increase in loss from discontinued operations during 2007 is primarily due higher operating expenses of our Chinese subsidiary incurred during 2007 when compared to the prior year.

Going Concern

The Company has experienced substantial losses since its inception as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern, is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing and whether it will be successful in completing a merger with a company generating cash flows.

Liquidity

Our cash balance at December 31, 2007 amounted to approximately $80,000 at December 31, 2007.  We are unable to ascertain that our cash balance will be sufficient meet our obligations for the next twelve months.

During 2007, we used approximately $17,000 in our operating activities.  This is primarily due to our 2007 net loss from operating activities of approximately $1.9 million, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Fair value of shares issued for services of approximately $905,000;

•	Forfeiture of our chief executive officer’s compensation of $125,000;

•	Amortization of debt discount of approximately $341,000

•	Increase of accounts payable and accrued expenses of approximately $400,000, of which $390,000 were satisified with the issuance of convertible promissory notes;

•	Net loss from discontinued operations of approximately $109,000.

During 2007, we generated proceeds of approximately $72,000 from the issuance of notes payable.

During 2006, we used approximately $290,000 in our operating activities resulting from our loss of approximately $3.2 million, of which $3.0 million was paid in shares of our common stock and $160,000 was used in our discontinued operations in China.

During 2006, we generated proceeds of approximately $260,000 from the issuance of notes payable and $40,000 from a related party.

Off Balance Sheet Agreements

None

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by management include, but are not limited to the realization of accounts receivables.  Actual results will differ from these estimates.  Present below are those accounting policies that we believe require subjective and complex judgments that could affect reported results:

Allocation of operating expenses between continuing and discontinued operations- Our operating expenses from continuing operations consists of expenses we incur based on our current activities, which are identifying strategic transactions and costs associated with being a publicly traded company.  We used judgment in determining the nature of our expenses associated with our efforts similar to our current activity and those devoted to our operations in China.

Income Tax

We account for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets when we determine realization is not currently judged to be more likely than not. Income taxes are more fully discussed in the Notes to the Financial Statements, Note 8 – Income Taxes.

We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of ASC 740 on the Company’s financial position is discussed in Note 8 — Income Taxes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as an as interest expense.

Fair Value Measurements

The fair value of the shares we issued is based on their quoted price.

Impact of Recently Issued Accounting Standards

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and the accompanying report of independent registered public accounting firm filed as part of this Annual Report on Form 10-K, are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of December 31, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

Objective of Controls

Our disclosure controls and procedures are designed so that after the Company completes its filings for 2007, 2008 and 2009 that future information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As described above, we reviewed our internal controls over financial reporting and there were significant  changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the fourth quarter of our last fiscal year and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We used to have sufficient staff for an operating company but no longer have the internal resources to do so.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of December 31, 2007.   We used to have sufficient staff for an operating company but no longer have the internal resources to do so.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

Our directors and executive officers, and their ages and positions, as of December 31, 2007, are set forth below:

Name	Positions with the Company

Pedro E. Racelis III	Chief Executive Officer, Chief Financial Officer , Director and Chairman of the Board

Henry Zaks	Director

Robert McElhinney	Director

The following is a summary of the background and business experience of our directors and executive officers as of December 31, 2007:

         PETE RACELIS, PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR, 57.  Mr. Racelis has been our President, Chief Executive Officer, Chief Financial Officer and a director since June 2004. A veteran of direct sales and management in multi-national companies for more than 21 years, Mr. Racelis has extensive experience with telecommunications, operations, management and organizational skills.  Prior to joining the company in October 2002, Mr. Racelis sold hardware and software solutions to telecommunications carriers, financial institutions, and commercial businesses both nationally and internationally in North America. Mr. Racelis has held executive level positions as Vice President/GM at Winstar Wireless (1995-1997), Director of Sales at Amati Corporation (1997-1998), and Vice President at Stox.com (1998 - 2001).

         HENRY ZAKS, DIRECTOR, 64.  Mr. Zaks has been a director since October 2003. Since March 1973, he has been the President of Zaks-Shane, LTD and Health Insurance Services,   Inc. since December 1988.  Both are Wisconsin-based organizations that specialize in marketing business-to-business solutions to both corporations and small companies.  He has over 35 years' experience as a sales professional.

         ROBERT MCELHINNEY, DIRECTOR, 49.  Mr. McElhinney was appointed as a member of our board of directors on January 19, 2007.  Mr. McElhinney  has 18 years of experience in the manufacturing of commercial  packaging and retail products and has been involved in material  resources  planning,  standard process  controls, operations  and cost  reduction  projects.  From  1986 to  2003,  he  served  as inventory  control  manager for Metal Packaging  International,  a manufacturing company based in  Northglenn,  Colorado.  During 2003 and 2004, Mr. McElhinney served as operations manager for Amsco Windows, at their distribution center based in Aurora, Colorado. He currently serves in a supervisory role with Skywest Airlines, located in Denver, Colorado. Mr. McElhinney brings to our board manufacturing and quality control experience to assist us with building a program to manage our vendors and quality control.  He earned a Bachelors degree in Marketing from the University of Northern Colorado.

         Our board members are paid $1,000 for each board meeting attended.

Our current management is set forth below:

Name	Positions with the Company

Joseph R. Cellura	Chief Executive Officer, Chief Financial Officer , Director and Chairman of the Board

Rachel Baer	General Counsel

JOSEPH CELLURA, 55.  Mr. Cellura serves as our Chief Executive Officer since March 2008.  He also serves as the Chief executive Officer of TriPacific Capitaal Corporation, a privately-held consulting company, specializing in providing advice on strategic transactions to small and medium size companies since 2003, and Chairman of the Board and Chief executive Officer of Malibu Entertainment Company.

RACHEL BAER, 37.  Ms. Baer serves as our General Counsel since March 2008.  She also practices corporate law at the Law offices of Rachel Baer since 2007.  Prior to that, she was an associate at the law offices of Travis Whitfield in 2006 and 2007.  Ms. Baer graduated in Art History from University of California-  Santa Cruz in 2002 and received her Juris Doctorate from Golden Gate University School of Law in 2005. Ms. Baer is licensed to practice law in California.

Audit Committee

Our audit committee consisted of Mr. Henry Zaks. Mr. Zaks chaired the audit committee. Our Board of directors now serves as our audit committee.  Our current board member, Mr. Cellura is not independent.  Until we have sufficient resources, we do not intend to create an audit committee.  Our Board of Directors has the following oversight of:

•	our accounting, financial reporting processes, audits and the integrity of our financial statements;

•	our independent auditor’s qualifications, independence and performance;

•	our compliance with legal and regulatory requirements;

•	our internal accounting and financial controls; and

•
our audited financial statements and reports, and the discussion of the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management.

The Board of Directors has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our Board of Directors, other than de minimis non-audit services that may instead be approved in accordance with applicable rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers or the Code for SFO, which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available for review on our website at www.mediaexchangegroup.com.  We will provide a copy of our Code of Conduct and Code for SFO without charge, upon written request to Media Exchange Group, Inc., Attention: Secretary, 101 Church Street, Suite 14, Los Gatos, California 95030. Our Board of Directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our Borad of Directors must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Change in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2007 and 2006 by:

•	each person who served as our chief executive officer in 2007; and

•	each person who served as our chief financial officer in 2007.

We had no other executive officers during any part of 2007. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Pedro E. Racelis, III	2006	144,000	-	145,000	-	-	-	289,000
President, Chief Executive Officer, Chief Financial Officer and Director	2007	180,000	-	107,500	-	-	-	297,500

Michael A. Bowden	2006	120,000	-	116,000	-	-	-	236,000
Chief Operating Officer	2007	-	-	10,000	-	-	-	10,000

Narrative Disclosure to Summary Compensation Table

Executive Employment Arrangements

In January 2007 the Company elected to forego the payment of administrative salaries. As such there were no cash payments made per executory contracts for 2007. The Company did elect to compensate Mr. Racelis for his services as the Executive Officer , in the form of stock based compensation in the amount of $107,500 for fiscal year 2007 and a convertible promissory note amounting to $180,000.

Outstanding Equity Awards as Of December 31, 2007

None.

Potential Payments upon Termination or Change in Control

None.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2007.

2007 Director Compensation

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Henry Zaks(1)	-	60,000	-	-	-	-	60,000

Robert McElhinney(2)	-	34,000	-	-	-	-	34,000

Yuri Onuffer(3) Former Director	-	10,000	-	-	-	-	10,000

(1)	Stock awards of $60,000 were paid with 3,294,233 shares of common stock, issued over fiscal 2007.
(2)	Stock awards of $34,000 were paid with 2,128,021 shares of common stock, issued over fiscal 2007.
(3)	Stock awards of $10,000 were paid with 523,445 shares of common stock, issued over fiscal 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no executory contracts in place requiring equity compensation in 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of December 15, 2010, by:

•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 249,360,762 shares of our common stock outstanding as of December 15, 2010. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Attention: Secretary, 101 Church Street, Suite 14, Los Gatos, California 95030.

Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)	Shares(%)
Five percent stockholders:
Pedro E. Racelis III ( former chief executive officer) 101 Church Street Suite 14 Los Gatos, CA 95030	39,620,209	6.6%

Henry Zaks (former director) 101 Church Street Suite 14 Los Gatos, CA 95030	13,218,944	5.3%

Named Executive Officers and Directors:

Joseph Cellura (Chief Executive Officer and Director) 101 Church Street Suite 14 Los Gatos, CA 95030	-	-%

Rachel Baer (General Counsel) 101 Church Street Suite 14 Los Gatos, CA 95030	-	-%

Executive Officers and Directors as a group (2 persons)	-	-%

Excluded from the beneficial ownership schedule are 10,000,000 shares held by Ms. Cynthia Baer, the mother-in law of our Chief Executive Officer and mother of our General Counsel.  Mr. Joseph Cellura is married to the sister of Ms. Rachel Baer.  Also excluded are shares of common stock that the Company intends to issue to Mr. Cellura in satisfaction of a $275,000 promissory note payable by us to two companies in which Mr. Cellura exercise significant influence as officer and shareholder (  Malibu Beach Beverage LLC and TriPacific Consulting, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2007, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest.

Review, Approval or Ratification of Transactions with Related Parties

Our audit committee’s charter requires review and discussion of any transactions or courses of dealing with parties related to us that are significant in size or involve terms or other aspects that differ from those that would be negotiated with independent parties. Our nominating and governance committee’s charter requires review of any proposed related party transactions, conflicts of interest and any other transactions for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our Board of Directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the above transactions discussed in this Item 13, “Certain Relationships and Related Transactions, and Director Independence,” section has been reviewed and approved by our Board of Directors.

Director Independence

Our Board Members are not independent directors as provided in the listing standard of the Nasdaq Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2007, and December 31, 2006, fees for services provided by Sherb & Co., LLP and Bongiovanni & Associates, P.A., respectively, were as follows:

	2007	2006

Audit Fees	$15,000	$

Audit Related Fees (review of annual reports and other SEC filings)	46,288	40,163

Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	__	__

All other fees (acquisition due diligence services)	__	__

Total Fees	$61,288	$40,163

Pre-Approval Policies and Procedures

The audit committee has a policy for the pre-approval of all auditing services and any provision by the independent auditors of any non-audit services the provision of which is not prohibited by the Exchange Act or the rules of the SEC under the Exchange Act. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee, if it is to be provided by the independent auditor. All fees for independent auditor services will require specific pre-approval by the audit committee. Any fees for pre-approved services exceeding the pre-approved amount will require specific pre-approval by the audit committee. The audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

All services provided by and all fees paid to Sherb Company LLC in fiscal 2007 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)(1)	List of Financial Statements Filed as Part of this Annual Report on Form 10-K:

A list of the consolidated financial statements, notes to consolidated financial statements, and accompanying report of independent registered public accounting firm appears on page F-1 of the Index to Consolidated Financial Statements and Financial Statement Schedules, which is filed as part of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules:

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(a)(3)	Exhibits:

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WIRELESS COMMUNICATIONS INC.
Date: December 17, 2010	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Cellura Joseph R. Cellura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial officer)	December 17, 2010

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.)

We have audited the accompanying consolidated balance sheets of Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for  the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.)  as of December 31, 2007 and 2006, and the results of its operations and cash flows for  the years then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.), will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses since inception as well as negative cash flows from its operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
December 16, 2010

Media Exchange Group, Inc. ( formerly known as China Wireless Communications, Inc.)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006
Current Assets:
Cash	$82,116	$28,214
Prepaid expenses and other assets	-	13,559
Total current assets	82,116	41,773

Assets from discontinued operations	19,642	92,019

Total assets	$101,758	$133,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$125,291	$161,398
Total current liabilities	125,291	161,398

Convertible notes payable and accrued interest	-	189,056
Convertible notes payable and accrued interest- related parties	358,453	-
Notes payable and accrued interest -related parties	-	37,525
Liabilities from discontinued operations	142,104	100,278
Total liabilities	625,848	488,257

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
219,841,653 and 148,038,284 issued and outsdanding	219,842	148,038
Additional paid-in capital	14,993,703	13,315,468
Accumulated other comprehensive income (loss)	935	2,514
Accumulated deficit	(15,738,570)	(13,820,485)

Total stockholders’ deficit	(524,090)	(354,465)

Total liabilities and stockholders’ deficit	$101,758	$133,792

See Notes to Financial Statements.

Media Exchange Group, Inc. ( formerly known as China Wireless Communications, Inc.)
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2007	2006

Operating expenses:
Selling, general and administrative	$1,398,682	$2,277,141
Total operating expenses	1,398,682	2,277,141

Operating loss	(1,398,682)	(2,277,141)

Other expense:
Interest expense, net	(410,522)	(894,477)
	(410,522)	(894,477)

Net loss before discontinued operations	(1,809,204)	(3,171,618)

Loss from discontinued operations	(108,881)	(55,126)

Net loss	$(1,918,085)	$(3,226,744)

Other comprehensive (loss) income :
Foreign exchange translation	(1,579)	2,514

Comprehensive Loss	$(1,919,664)	$(3,224,230)

Earnings per share:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	(0.00)	(0.00)
Basic and diluted loss per common share	$(0.01)	$(0.03)

Basic and diluted weighted average common
shares outstanding	190,133,049	128,712,765

See Notes to Financial Statements.

Media Exchange Group, Inc. ( formerly known as China Wireless Communications, Inc.)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2006 to December 31, 2007

						Total
	Common Stock		Additional	Other Comprehensive	Accumulated	Stockholders'
	Shares	$	Paid-in Capital	Income	Deficit	Equity (Deficit)

Balance, January 1, 2006	89,787,018	$89,787	$10,117,796	$-	$(10,593,741)	$(386,158)

Fair value of shares issued for services	55,565,526	55,565	2,941,739	-	-	2,997,304
Fair value of shares issued in connection with conversion of loan payables - related party	2,685,740	2,686	96,986	-	-	99,672
Forgiveness of notes payable and accrued interest-related parties	-	-	158,947	-	-	158,947
Foreign currency translation adjustment	-	-	-	2,514	-	2,514
Net loss	-	-	-	-	(3,226,744)	(3,226,744)
Ending balance, December 31, 2006	148,038,284	148,038	13,315,468	2,514	(13,820,485)	(354,465)

Fair value of shares issued for services	56,216,383	56,217	848,802	-	-	905,019
Cancellation of shares issued for compensation	(6,000,000)	(6,000)	(102,000)	-	-	(108,000)
Forgiveness of notes payable-related parties	-	-	45,214	-	-	45,214
Forfeiture of officer's compensation	-	-	125,000	-	-	125,000
Beneficial conversion feature			390,000			390,000
Conversion of notes payable into shares of common stock	21,586,986	21,587	371,219	-	-	392,806
Foreign currency translation adjustment	-	-	-	(1,579)	-	(1,579)
Net loss	-	-	-		(1,918,085)	(1,918,085)
Ending balance, December 31, 2007	219,841,653	$219,842	$14,993,703	$935	$(15,738,570)	$(524,090)

See Notes to Financial Statements.

Media Exchange Group, Inc. ( formerly known as China Wireless Communications, Inc.)
STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,918,085)	$(3,226,744)
Adjustments to reconcile net loss to net cash used in
operating activities:
Net loss from discontinued activities	108,881	55,126
Fair value of shares issued for services	905,019	2,997,305
Loss on inducement of conversion of notes payable	46,561	-
Cancellation of shares issued for compensation	(108,000)	-
Forfeiture of officer's compensation	125,000
Amortization of beneficial conversion feature	341,250	-
Changes in operating assets and liabilities:
Prepaid expenses	13,559	-
Accrued interest	20,213	28,544
Accounts payable and accrued expenses	399,841	16,754
Net cash used in continuing operations	(65,761)	(129,015)
Net cash provided by (used in) operating activities of discontinued operations	(49,507)	(160,416)
Net cash used in operating activities	(16,254)	(289,431)

Cash flows from financing activities:
Proceeds from notes payable	71,735	265,963
Due from related party	-	39,389
Repayments of loans payable	-	(5,000)

Net cash provided by financing activities	71,735	300,352

Net increase in cash	55,481	10,921

Effect of variation of exchange rate on cash held in foreign currency	(1,579)	2,514

Cash, beginning of year	28,214	14,779

Cash, end of year	$82,116	$28,214

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Forgiveness of debt	$45,214	$158,947

Issuance of convertible notes payable to satisfy liabilities to related parties	$390,000	$-

Conversion of notes payable and accrued interest-related parties
into common stock	$392,806	$99,672

See Notes to Financial Statements.

MEDIA EXCHANGE GROUP, INC. (formerly known as China Wireless Communications, Inc.)

Notes to Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Accounting Policies.

Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.) (the “Company”) is a  Nevada corporation formed in March 1999. The Company operated as AVL Sys International Inc . (between March 1999 and March 2000), I-Track, Inc. (between March 2000 and March 2003, and as China Wireless Communications, Inc. between March 2003 and May 2010.  As China Wireless Communications, the Company marketed information technology systems integration and internet protocol services to customers. It also provided IP routing equipment and network cabling and its customers are principally in the People’s Republic of China (“China”).   In March 2008, the Company discontinued its operations in China.

The Company’s current plan of operations consists of acquiring an operating business.  The Company   identified certain acquisition target(s) but as not reached any final agreements.  The Company’s current plan of business is to seek merger or acquisition opportunities.  The Company’s information technology systems business operations are accounted for as discontinued operations in the accompanying financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($15.7 million )as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern, is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations..

Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries CW Communications, Inc.(between July 1, 2006 through December 31, 2007) and Tianjin Create IT Company LTD (“Create Co.”) (between January 1, 2006 and December 31, 2007).   All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassification

The 2006 financial statements have been reclassified to reflect the Company’s discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they will differ from actual results. Included in these estimates are assumptions about recovery of assets from discontinued operations and assumptions used in Black-Scholes valuation models.

Loss from Continuing Operations

The loss from continuing operations was approximately $1.9 million and $3.2 million during 2007 and 2006, respectively.  Operating expenses were approximately $1.4 million and $2.3 million during 2007 and 2006, respectively.  Interest expense amounted to approximately $410,000 and $890,000 during 2007 and 2006, respectively.

Loss from Discontinued Operations

The loss from discontinued operations amounted to approximately $109,000 and $60,000 during 2007 and 2006, respectively.  The loss from discontinued operations during 2007 an 2006 consists of revenue from discontinuing operations of approximately $690,000 and $480,000, respectively, costs of sales of approximately $630,000 and $450,000, respectively, and operating expenses of approximately $170,000 and $90,000, respectively.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations were as follows:

	December 31, 2007	December 31, 2006
Accounts receivables, net	$-	$33,849
Other receivables	19,642	50,477
Current assets	19,642	84,326
Property and Equipment, net	-	7,693
Total assets	$19,642	$92,019

Current liabilities
Accounts payable and accrued expenses	$109,248	$56,091
Other liabilities	-	105,307
Due to related party	32,856	-
Total liabilities	$142,104	$161,398

The due to related party consists of advances made by the chief executive officer of Create Co.  to the Company’s Chinese subsidiary.  The advances are non-interest bearing, due on demand and unsecured.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007 and 2006, respectively.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $100,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of December 31, 2007 and December 31, 2006, the Company had no deposits in excess of FDIC limits in the US.

The Company’s Chinese bank accounts are held in various bank and trust companies located in China.  Such accounts are uninsured.  Substantially all of the Company’s cash and cash equivalents were held in China at December 31, 2007 and 2006, respectively.

Product Concentration

All of the Company's revenues were derived from fees earned from its discontinued operations, marketed information technology systems integration and internet protocol services.

Geographic Concentration

Substantially all of the Company’s revenues during 2007 and 2006 were generated from China, which is currently discontinued.

Revenue Recognition

The Company’s revenue recognition policy was as follows:

Product Sales

Revenue from the sale of systems using the Company’s implantable microchip or other products were recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:

•	a purchase order has been received or a contract has been executed;

•	the product is shipped;

•	title has transferred;

•	the price is fixed or determinable;

•	there are no uncertainties regarding customer acceptance;

•	collection of the sales proceeds is reasonably assured; and

•	the period during which the distributor or physician has a right to return the product has elapsed.

Share-Based Compensation

Share-based compensation expenses are reflected in the Company’s consolidated statement of operations under selling, general and administrative expenses.

The Company’s computation of fair value of shares issued is based on the price per share as quoted on the over-the counter bulletin or the pink sheets, as applicable, at the date of grant.

Income Taxes

The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets when the Company determines realization is not currently judged to be more likely than not. Income taxes are more fully discussed in Note 8 – Income Taxes.

The Company follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of ASC 740 on the Company’s financial position is discussed in Note 8 — Income Taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as an as interest expense.

Loss per Common Share and Common Share Equivalent

The Company presents “basic: income (loss) per common share and, if applicable “diluted” income (loss) per share, pursuant to the provisions of ASC 260 “Earnings Per Share”. Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible shares outstanding at the beginning of each year or the date issued were convertible at those dates, with outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which average period market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

There were no outstanding stock option grants as of December 31, 2007 and 2006.  The outstanding warrants amounted to 2,000,000 and 2,497,954 at December 31, 2007 and 2006, respectively.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 39,000,000 shares as of December 31, 2007.  The convertibility feature of such notes lapsed on December 31, 2008. The outstanding warrants and common share equivalents issuable pursuant to convertible notes have been excluded from the earnings per share computation due to their anti-dilutive effect.

Impact of Recently Issued Accounting Standards

None

Note 2- Notes Payable and Notes Payable to Related Parties

	December 31,	December 31,
	2007	2006
Notes payable, 8% interest per annum, unsecured and maturing at dates ranging between December 2003 and December 2005. At the Company’s option, half of the principal is convertible into shares of the Company’ stock at a price of $0.50 per share, including accrued interest of $49,456 at December 31, 2006.	$-0-	$189,056
Notes payable to related parties, 8% interest per annum, unsecured and payable on demand.		37,525
$390,000 Notes payable to related parties, 5% interest per annum, unsecured and maturing in February 2008. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $17,203 and debt discount of $48,750.	358,453	-0-
	$358,453	$226,581

During 2007, the Company issued 21,586,986  shares to the holders of an aggregate of $346,000 notes payable and accrued interest to satisfy its remaining obligations under such notes.  The Company also issued 2,000,000 warrants to the holders.

During 2007, the Company issued notes payable aggregating $390,000 to related parties to satisfy compensation liabilities.  The related parties include former directors of the Company.  The terms of the notes payable included beneficial conversion feature amounting to $390,000 and was recognized as debt discount.  The Company recognized approximately $340,000 of interest expense in connection with such debt discount during 2007.

During 2006, the Company made principal repayments of $5,000 under the notes.

The Company’s former chief executive officer and two former directors advanced to the Company approximately $70,000 and $270,000 during 2007 and 2006, respectively.
The related parties forgave approximately $50,000 and $160,000 of the Company’s notes payable and accrued interest during 2007 and 2006, respectively.  The remaining obligations was satisfied through the aforementioned issuance of shares.

Note 3. Stockholder’s Deficit.

Warrants

The Company issued 1,953,125 warrants pursuant to a reverse merger during 2003.  The exercise price of such warrants amounted to $1.00 per share and they expired in July 2006.

The Company issued 497,954 warrants pursuant to a private placement during 2004.  The exercise price of such warrants ranged between $0.40 and $0.50 with a weighted-average exercise price of $0.44.  The warrants expired in July 2007.

During 2006, the Company issued 2,000,000 warrants to noteholders to induce the conversion of their notes payable into shares of the Company’s common stock, which was completed in January 2007.  The exercise price of such warrants amounted to $0.06 per share and they expired in January 2009.  The fair value of the warrants amounted to approximately $48,000 and is recognized as interest expenses in the accompanying statement of operations. The fair value is based on the following assumptions, using Black Scholes Model: term: 2 years; exercise price: $0.06; risk-free interest rate: 4.35%; expected volatility: 332% ; market value: $0.025.

Common Stock

The Company issued 56,216,383 and 55,565,526 shares of its common stock for services performed by its directors, employees, and contractors, during 2007 and 2006, respectively.  The fair value of the shares amounted to approximately $910,000 and $3.0 million during 2007 and 2006, respectively.

The Company issued 21,586,986 and 2,685,740 shares of its common stock in connection with the satisfaction of certain notes payable, accrued interest and other liabilities aggregating amounting to $350,000 and $100,000 during 2007 and 2006, respectively.  The fair value of the shares exceeded the carrying value of the notes payable and accrued interest and other liabilities by approximately $50,000 and $890,000 during 2007 and 2006, respectively, and was recognized as interest expense

Note 4. Income Taxes.

The Company accounts for income taxes under the asset and liability approach. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not.

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Accrued expenses and convertible note payables	$198,000	$-
Net operating loss carryforwards	745,000	520,000

Gross deferred tax assets	943,000	520,000
Valuation allowance	(943,000)	520,000)

Net deferred taxes	$-	$-

The valuation allowance at December 31, 2007 and 2006, has primarily been provided for net U.S. deferred tax assets.

Loss before provision for income taxes consists of domestic operations.

The provision or (benefit) for income taxes consists of:

	2007	2006

United States	$257,639	$1,217,900
CaChina	-	27,600

	257,639	1,245,500
Valuation allowance	(257,639)	(1,245,500)

	$-	$-

Income tax provision or (benefit) is included in the financial statements as follows:

	2007	2006

Continuing operations	$257,639	$1,217,900
Discontinued operations	-	27,600

Valuation allowance	(257,639)	(1,245,500)
	$-	$-

The difference between the effective rate reflected in the provision for income taxes on loss before taxes from continuing operations and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2007	2006
	%	%
Statutory tax benefit	(35.0)	(35.0)
State income taxes, net of federal effects	(3.4)	(3.4)
Foreign income taxes	-	(15.0)
Valuation allowance (temporary difference)	(11.6)	38.4
Permanent difference	(26.8)	15.0

	-	-

On December 31, 2007, the Company had U.S. federal net operating loss carry forwards of approximately $2.3 million for income tax purposes that expire in various amounts through 2027.

The utilization of the Company’s US net operating losses may be limited due to possible changes in ownership as defined under section 382 of the Internal Revenue Code.

The Company will be unable to utilize the net operating loss carryforward of it Chinese subsidiary.

Note 5. Commitments and Contingencies.

Legal proceedings

The Company is not a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against us relating to the Company or to the Company’s intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

Note 6. Segments.

Note 7.  Subsequent Events

The Company has evaluated subsequent event for purposes of recognition or disclosure in the financial statements through the date of issuance of its financial statements.  During March 2008, the Company discontinued its information technology systems integration and internet protocol services.

EXHIBIT INDEX
Exhibit
No.	Description

2.1	Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Amendment to Articles of Incorporation (3)

3.4	Certificate of Amendment to Articles of Incorporation (4)

10.1	2003 Stock Plan, as amended (5)

10.2	Employment Agreement dated April 23, 2004 with Pedro E. Racelis III (6)

10.3	Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (8)

10.4	Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (9)

10.5	Employment Agreement dated July 20, 2005 with Michael A. Bowden (10)

10.6	Promissory Note, dated August 1, 2005 in the amount of $12,698 payable to Michael Bowden (10)

10.7	Employment Agreement dated March 1, 2006 with Michael A. Bowden (10)

10.8	Employment Agreement dated March 1, 2006 with Pedro E. Racelis III (10)

10.9	Amendment to Letter agreement with Tianjin Create IT Company Ltd. dated May 18, 2006 (10)

10.10	Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (10)

10.11	Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (10)

10.12	Promissory Note, dated May 3, 2006 in the amount of $73,059 payable to Michael Bowden (10)

10.13	Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III (11)

10.14	Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks (11)

10.15	Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden (11)

10.16	Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden (11)

10.17	Promissory Note, dated June 27, 2006 in the amount of $7,680 payable to Henry Zaks (11)

10.18	Forgiveness of Promissory Note, dated July 5, 2006 in the amount of $73,059 payable to Michael A. Bowden (12)

10.19	Promissory Note, dated July 27, 2006 in the amount of $6,300 payable to Michael A. Bowden (12)

10.20	Promissory Note, dated September 26, 2006 in the amount of $5,000 payable to Michael A. Bowden (12)

10.21	Promissory Note, dated September 28, 2006 in the amount of $4,708 payable to Henry Zaks (12)

10.22	Conversion Election Letter dated October 5, 2006 from Pedro E. Racelis III (12)

10.23	Conversion Election Letter dated October 30, 2006 from Henry Zaks (12)

10.24	Amendment to Letter Agreement Tianjin Create IT Company Ltd. dated November 7, 2006 (12)

10.25	Conversion Election Letter dated November 7, 2006 from Henry Zaks (14)

10.26	Conversion Election Letter dated November 7, 2006 from Henry Zaks (14)

10.27	Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (14)

10.28	Promissory Note, dated November 8, 2006 in the amount of $6,000 payable to Michael A. Bowden (14)

10.29	Forgiveness of Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (14)

10.30	Promissory Note, dated November 10, 2006 in the amount of $20,000 payable to Henry K. Zaks (14)

10.31	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (14)

10.32	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (14)

10.33	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (14)

10.34	Promissory Note, dated November 14, 2006 in the amount of $3,900 payable to Michael A. Bowden (14)

10.35	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,300 payable to Michael A. Bowden (14)

10.36	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $5,000 payable to Michael A. Bowden (14)

10.37	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,000 payable to Michael A. Bowden (14)

10.38	Forgiveness of Promissory Note, dated November 30, 2006 in the amount of $3,900 payable to Michael A. Bowden (14)

10.39	Promissory Note, dated December 11, 2006 in the amount of $4,800 payable to Michael A. Bowden (14)

10.40	Forgiveness of Promissory Note, dated December 15, 2006 in the amount of $4,800 payable to Michael A. Bowden (14)

10.41	Promissory Note, dated December 27, 2006 in the amount of $5,200 payable to Michael A. Bowden (14)

10.42	Promissory Note, dated December 2, 2006 in the amount of $3,200 payable to Michael A. Bowden (14)

10.43	Forgiveness of Promissory Note, dated December 29, 2006 in the amount of $5,200 payable to Michael A. Bowden (14)

10.44	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden (14)

10.45	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden (14)

10.46	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Pedro E.Racelis III (14)

10.47	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Henry Zaks (14)

14.1	Code of Ethics

16.1	Letter from Bongiovanni and Associates, dated January 11, 2007 (13)

21.1	Subsidiaries of the registrant (14)

31.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by Charles P. Shuster, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Charles P. Shuster, Chef Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003 filed with the SEC on March 18, 2003.

(2)	Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed with the SEC on November 6, 2000, File No. 333-49388.

(3)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003, filed with the SEC on March 31, 2003.

(4)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 22, 2004, filed with the SEC on November 24, 2004.

(5)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the SEC on April 9, 2003.

(6)	Incorporated by reference to the exhibits to the registrant's registration statement on Form S-8, File No. 333-104457, filed with the SEC on April 27, 2004.

(7)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2003, filed with the SEC on April 22, 2003.

(8)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2005.

(9)	Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 24, 2005, filed with the SEC on June 6, 2005.

(10)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on May 22, 2006.

(11)	Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 4, 2006.

(12)	Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006.

(13)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K/A dated January 3, 2007, filed with the SEC on January 11, 2007.

(14)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed, filed with the SEC on April 13, 2007.