Form 10-Q
period 2008-03-31
Media Exchange Group, Inc.
filed 2011-01-18
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 333-49388

Media Exchange Group, Inc.
(formerly known as China Wireless Communications, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	91-196948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Church Street, Suite 14, Los Gatos, California 95030
(Address of principal executive offices)

(408)827-3083
(Registrant’s telephone number, including area code)

na
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 234,260,702 shares of common stock are issued and outstanding as of January 12, 2011.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Media Exchange,” the Company”, “we”, “our”, and “us” refers to Media Exchange Group, Inc., a Nevada corporation, and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2007 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Media Exchange Group, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Media Exchange Group, Inc. ( formerly known as China Wireless Communications, Inc.)
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)	(1)
Current Assets:
Cash	$843	$82,116
Total current assets	843	82,116

Assets from discontinued operations	-	19,642

Total assets	$843	$101,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$147,210	$125,291
Derivative liability	88,163	-
Convertible notes payable and accrued interest- related parties, net of
debt discount of $0 and $48,750, respectively	825,215	358,453
Liabilities from discontinued operations	-	142,104
Total current liabilities	1,060,588	625,848

Total liabilities	1,060,588	625,848

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 and 219,841,653 issued and outsdanding	234,261	219,842
Additional paid-in capital	15,104,403	14,993,703
Accumulated other comprehensive income	-	935
Accumulated deficit	(16,398,409)	(15,738,570)

Total stockholders’ deficit	(1,059,745)	(524,090)

Total liabilities and stockholders’ deficit	$843	$101,758

(1)  Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Media Exchange Group, Inc. ( formerly known as China Wireless Communications, Inc.)
STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative	$646,271	$254,065
Total operating expenses	646,271	254,065

Operating loss	(646,271)	(254,065)

Other expense:
Interest expense, net	(56,762)	(49,234)
	(56,762)	(49,234)

Net loss before discontinued operations	(703,033)	(303,299)

Income (Loss) from discontinued operations	43,195	(41,220)

Net loss	$(659,838)	$(344,519)

Other comprehensive (loss) income :
Foreign exchange translation	(935)	3,688

Comprehensive Loss	$(660,773)	$(340,831)

Earnings per share:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	226,971,952	167,397,772

See Notes to Unaudited Consolidated Financial Statements.

Media Exchange Group, Inc. ( formerly known as China Wireless Communications, Inc.)
STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(659,838)	$(344,519)
Adjustments to reconcile net loss to net cash used in
operating activities:
(Income) loss from discontinued activities	(43,195)	41,220
Fair value of shares issued for services	125,119	351,513
Cancellation of shares issued for compensation	-	(108,000)
Interest paid-in kind	-	48,272
Amortization of beneficial conversion feature	48,750	-
Changes in operating assets and liabilities:
Derivative liability	88,163	-
Accrued interest	8,012	(48,272)
Accounts payable and accrued expenses	431,918	13,827
Net cash used in continuing operations	(1,071)	(45,959)
Net cash provided by (used in) operating activities of discontinued operations	(79,267)	20,540
Net cash used in operating activities	(80,338)	(25,419)

Cash flows from investing activities:
Purchase of equipment	-	(368)
Net cash used in investing activity	-	(368)

Cash flows from financing activities:
Proceeds from notes payable	-	32,188

Net cash provided by financing activities	-	32,188

Net (decrease) increase in cash	(80,338)	6,769

Effect of variation of exchange rate on cash held in foreign currency	(935)	3,688

Cash, beginning of period	82,116	28,214

Cash, end of period	$843	$38,671

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$410,000	$390,000

Conversion of notes payable and accrued interest-related parties
into common stock	$-	$382,609

See Notes to Unaudited Consolidated Financial Statements.

MEDIA EXCHANGE GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Accounting Policies.

Media Exchange Group, Inc., formerly known as China Wireless Communications, Inc. (the “Company”) is a  Nevada corporation formed in March 1999. The Company operated as AVL Sys International Inc . (between March 1999 and March 2000), I-Track, Inc. (between March 2000 and March 2003, and as China Wireless Communications, Inc. between March 2003 and May 2010.  As China Wireless Communications, the Company marketed information technology systems integration and internet protocol services to customers. It also provided IP routing equipment and network cabling and its customers are principally in the People’s Republic of China (“China”).   In March 2008, the Company discontinued its operations in China.

The Company’s current plan of operations consists of capitalizing on its digital sport cards delivery to youth and acquiring an operating business.  The Company  has identified certain acquisition target(s) but has not reached any final agreements.  The Company’s current plan of business is to seek merger or acquisition opportunities.  The Company’s information technology systems business operations are accounted for as discontinued operations in the accompanying financial statements.

The balance sheet presented as of March 31, 2008is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results for fiscal 2008.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($16.4 million ) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern, is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations..

Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries CW Communications, Inc.(between July 1, 2006 through March 31, 2008) and Tianjin Create IT Company LTD (“Create Co.”) (between January 1, 2006 and March 31, 2008).   All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassification

The 2007 financial statements have been reclassified to reflect the Company’s discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they will differ from actual results. Included in these estimates are assumptions about recovery of assets from discontinued operations and allocation of expenses between continued and discontinued operations.

Loss from Continuing Operations

The loss from continuing operations was approximately $703,000 and $303,000 during the three-month period ended March 31, 2008 and 2007, respectively.  Operating expenses were approximately $646,000 and $254,000 during the three-month period ended March 31, 2008 and 2007, respectively.  Interest expense amounted to approximately $57,000 and $49,000 during the three-month period ended March 31, 2008 and 2007, respectively.

Income (Loss) from Discontinued Operations

The income from discontinued operations amounted to approximately $43,000 during the three-month period ended March 31, 2008.  The loss from discontinued operations amounted to approximately $41,000 during the three-month period ended March 31, 2007.  The income (loss)  from discontinued operations during the three-month period ended March 31, 2008 and 2007 consists of revenue from discontinuing operations of approximately $168,000 and $153,000, respectively, costs of sales of approximately $133,000 and $141,000, respectively, and operating expenses of approximately $(7,000) and $53,000, respectively.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations were as follows:

	March 31, 2008	December 31, 2007
Other receivables	$-	19,642
Current assets	-	19,642

Total assets	$-	$19,642

Current liabilities
Accounts payable and accrued expenses	$-	$109,248
Due to related party	-	32,856
Total liabilities	$-	$142,104

The due to related party consists of advances made by the chief executive officer of Create Co. to the Company’s Chinese subsidiary.  The advances are non-interest bearing, due on demand and unsecured.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2008 and December 31, 2007, respectively.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000 for interest-bearing accounts and unlimited insurance for checking accounts.  To reduce its risk associated with the failure of such financial institutions, the

Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of March 31, 2008 and December 31, 2007, the Company had no deposits in excess of FDIC limits in the US.

The Company’s Chinese bank accounts are held in various bank and trust companies located in China.  Such accounts are uninsured.  Substantially all of the Company’s cash and cash equivalents were held in China at December 31, 2007.

Product Concentration

All of the Company's revenues were derived from fees earned from its discontinued operations which marketed information technology systems integration and internet protocol services.

Geographic Concentration

Substantially all of the Company’s revenues during the three-month periods ended March 31, 2008 and 2007, respectively, were generated from China, which is currently discontinued.

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

There were no outstanding stock option grants as of March 31, 2008 and December 31, 2007.  The outstanding warrants amounted to 2,000,000 at March 31, 2008 and December 31, 2007.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 80,000,000 and 39,000,000 shares as of March 31, 2008 and December 31, 2007.  The convertibility feature of such notes lapsed on December 31, 2008. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company, which amounted to 17,500,000 shares at March 31, 2008.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2008, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The Company believes that certain conversion features embedded in its convertible notes payable and rights to the Company’s common stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible promissory notes and rights to the shares of common stock.  Accordingly, the Company has recognized derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2008 and December 31, 2007, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at March 31, 2008 and December 31, 2007 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2008 and December 31, 2007, respectively. The derivative liabilities included in accounts payable and accrued expenses are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Impact of Recently Issued Accounting Standards

None

Note 2- Notes Payable and Notes Payable to Related Parties

	March 31,	December 31,
	2008	2007
$410,000 Notes payable to related parties, 5% interest per annum, unsecured and maturing in March 2009. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $1,579.	$411,579	$-

$390,000 Notes payable to related parties, 8% interest per annum effective February 2008 and 5% prior to that, unsecured and maturing in February 2008. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $23,636 and 17,203 at March 31, 2008 and December 31, 2007, respectively.	413,636	407,203
Unamortized debt discount	-	(48,750)
	$825,215	$358,453

During the three-month period ended March 31,2007, the Company issued 21,092,772 shares to the holders of an aggregate of $346,000 notes payable and accrued interest to satisfy its remaining obligations under such notes.  The Company also issued 2,000,000 warrants to the holders.

During the three-month period ended March 31, 2007, the Company issued notes payable aggregating $390,000 to related parties to satisfy compensation liabilities.  The related parties include former directors of the Company.  The terms of the notes payable included beneficial conversion feature amounting to $390,000 and was recognized as debt discount.  The Company recognized approximately $49,000 of interest expense in connection with such debt discount during the three-month period ended March 31, 2008.

During the three-month period ended March 31, 2008, the Company issued notes payable aggregating $410,000 to related parties to satisfy compensation liabilities.  The related parties include the current chief executive officer of the Company.

The Company’s former chief executive officer and two former directors advanced to the Company approximately $32,000 during the three-month period ended March 31, 2007.

Note 3.  Derivative Liability

The Company estimated its derivative liabilities under its outstanding contracts at March 31, 2008.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.

The Convertible promissory notes provide that the Company issues the equivalent of 80,000,000 shares of common stock at March 31, 2008.  However, the conversion feature of such instruments has lapsed without additional consideration provided by the Company.  Accordingly, the Company believes that that it has no derivative liabilities at March 31, 2008 under such instruments.  However, the rights held by the Company’s Chief Executive Officer to 7% of the Company’s authorized shares are still outstanding.  They consist of 17,500,000 shares of common stock.  They were valued at approximately $88,000 at the date of grant in March 2008.   The fair value of the 7% rights was based on the quoted traded price per share of the Company’s stock at the balance sheet date.

Note 4. Stockholder’s Deficit.

Common Stock

The Company issued 14,419,049 and 13,071,734 shares of its common stock for services performed by its directors, employees, and contractors, during the three-month periods ended March 31, 2008 and 2007, respectively.  The fair value of the shares amounted to approximately $125,000 and $352,000 during the three-month periods ended March 31, 2008 and 2007, respectively.

During the three-month period ended March 31,2007, the Company issued 21,092,772 shares to the holders of an aggregate of $346,000 notes payable and accrued interest to satisfy its remaining obligations under such notes.  The Company also issued 2,000,000 warrants to the holders.

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

Compensation-Chief Executive Officer

The compensation of the Company’s Chief Executive Officer is effective March 2008 through December  2009 and is as follows:

·	Base annual compensation of $400,000;
·	7% of the authorized shares of the Company;
·	7% of all capital raised by the Company;
·	7% of the disposition proceeds upon the sale of the Company;
·	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
·	$275,000 upon the performance of specific performances, which were accomplished during the three-month period ended March 31, 2008.

This agreement was modified effective January 1, 2010 as follows:

·	Base annual compensation of $450,000;
·	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
·	Monthly stipend for office and residence of $9,000 per month.

Note 6. Segments.

Segment reporting

The Company operated in one segment, information technology systems integration and internet protocol services.  The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, including its loss from discontinued operations, as disclosed in the Company’s statements of operations.

Note 7. Subsequent Events

The Company has generated proceeds of approximately $470,000 by issuing notes payables to certain investors between April 1, 2008 and January 11, 2011.

The Company satisfied its obligations under $52,500 of such notes by issuing 15,200,000 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Media Exchange Group, Inc. (formerly known as China Wireless Communications, Inc.) (the“Company”) is a  Nevada corporation formed in March 1999. The Company operated as AVL Sys International Inc . (between March 1999 and March 2000), I-Track, Inc. (between March 2000 and March 2003, and as China Wireless Communications, Inc. between March 2003 and May 2010.  As China Wireless Communications, the Company marketed information technology systems integration and internet protocol services to customers. It also provided IP routing equipment and network cabling and its customers are principally in the People’s Republic of China (“China”).   In March 2008, the Company discontinued its operations in China.

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

We currently license certain rights from a related party (Malibu Entertainment Group, Inc.)  an affiliate by means of common ownership and management, to market a youth sports social network under the following brand:

www.myespnhighlights.com

Among other things, this website allows young sports participant to personalize, showcase and share their passion for a professional sport.  We work with various national youth sports league to help build their the player database through registrations.  The profile control the management and sharing of sport profiles, statistics and content.  We use the Capsa platform to ensure support across significant carriers and handset.

RESULTS OF OPERATIONS
			Increase/	Increase/
	Three-Month Periods Ended		(Decrease)	(Decrease)
	March 31,		in $ 2008	in % 2008
	2008	2007	vs 2007	vs 2007
Operating expenses:
Selling, general and administrative	$646,271	$254,065	$392,206	154.4%
Total operating expenses	646,271	254,065	392,206	154.4%

Operating loss	(646,271)	(254,065)	392,206	154.4%

Other expense:
Interest expense	(56,762)	(49,234)	7,528	15.3%
	(56,762)	(49,234)	7,528	15.3%

Net loss before discontinued operations	(703,033)	(204,831)	498,202	243.2%
	-
Income (loss) from discontinued operations	43,195	(41,220)	(84,415)	NM

Net loss	$(659,838)	$(344,519)	$315,319	91.5%

NM: Not Meaningful

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the three-month period ended March 31, 2008 when compared to the prior year is primarily due to fees incurred in connection with changes in management.

Interest expense

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The increase in interest expense during the three-month period ended March 31, 2008 when compared to the prior year is primarily due the amortization of debt discount issued during 2007, which amounted to approximately $49,000 in 2008 and offset by the excess of fair value of shares of our common stock issued to satisfy certain obligations amounting to approximately $390,000 during the three-month period ended March 31, 2007.

Loss from discontinued operations

Income (Loss) from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The changes in loss to gain from discontinued operations during the three-month period ended March 31, 2008 is primarily due to gains from the write-off of certain liabilities at the subsidiary level of our Chinese subsidiary recognized during the three-month period ended March 31, 2008 when compared to the prior year.

Going Concern

The Company has experienced substantial losses since its inception as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing and whether it will be successful in completing a merger with a company generating cash flows.

Liquidity

Our cash balance amounted to approximately $800 at March 31, 2008.  We are unable to ascertain that our cash balance will be sufficient meet our obligations for the next twelve months.

During the three-month period ended March 31, 2008, we used cash flows from operations of approximately $80,000 in our operating activities.  This is primarily due to our net loss from operating activities of approximately $703,000, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Fair value of shares issued for services of approximately $125,000;

•	Amortization of debt discount of approximately $49,000;

•	Net cash used in discontinued operations of approximately $80,000;

•	Increase of accounts payable and accrued expenses of approximately $431,000, of which $410,000 were satisfied with the issuance of convertible promissory notes;

During the three-month period ended March 31, 2007, we used approximately $25,000 in our operating activities.  This is primarily due to our net loss from operating activities of approximately $303,000, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Fair value of shares issued for services of approximately $351,000;

•	Cancellation of shares previously issued for compensation of $108,000.

During the three-month period ended March 31, 2007, we generated proceeds of approximately $32,000 from the issuance of notes payable.

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

Impact of Recently Issued Accounting Standards

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of March 31, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

No significant development

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, we issued 14,419,049 shares of our common stock to 5 individuals and companies as considerations for their services.  The fair value of the shares issued amounted to approximately $125,000, based on the quoted price per share of our common stock.  We also issued convertible promissory notes aggregating $275,000 to our Chief Executive Officer or an affiliate designated by him $235,000 to individuals formerly affiliated with us.  Those convertible promissory notes were issued as considerations for their services to our company.  The convertible promissory notes are convertible at a rate of $0.01 per shares of our common stock, at our option.  The convertibility feature lapsed on December 30, 2008.  These transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by Joseph R Cellura, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Joseph R. Cellura, Chef Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Exchange Group, Inc..
Date: January 18, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board