Form 10-Q
period 2008-06-30
Media Exchange Group, Inc.
filed 2011-02-01
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

 ☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 333-49388

Media Exchange Group, Inc.

(formerly knows as China Wireless Communications, Inc.)

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 249,460,702 shares of common stock are issued and outstanding as of February 1, 2011.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Media Exchange,” the Company”, “ we”, “our”, and “us” refers to Media Exchange Group, Inc., a Nevada corporation, and our subsidiary. The information which appears on our web site is not part of this report.

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

Media Exchange Group, Inc.

INDEX

		Page

PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits	20
Signatures		21

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Media Exchange Group, Inc.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(1)
Current Assets:
Cash	$176	$82,116
Total current assets	176	82,116

Assets from discontinued operations	-	19,642

Total assets	$176	$101,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$265,887	$125,291
Derivative liabilities	24,000	-
Convertible notes payable and accrued interest- related parties
net of debt discount of $0 and $48,750, respectively	838,105	358,453
Liabilities from discontinued operations	-	142,104
Total current liabilities	1,127,992	625,848

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 and 219,841,653 issued and outsdanding	234,261	219,842
Additional paid-in capital	15,104,403	14,993,703
Accumulated other comprehensive income	-	935
Accumulated deficit	(16,466,480)	(15,738,570)

Total stockholders’ deficit	(1,127,816)	(524,090)

Total liabilities and stockholders’ deficit	$176	$101,758

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative	$120,837	$259,337	$767,114	$513,402
Total operating expenses	120,837	259,337	767,114	513,402

Operating loss	(120,837)	(259,337)	(767,114)	(513,402)

Other income (expense):
Decrease in fair value of derivative liabilities	65,663	-	65,663	-
Interest expense, net	(12,890)	(2,120)	(69,652)	(51,354)
	52,773	(2,120)	(3,989)	(51,354)

Net loss before discontinued operations	(68,064)	(261,457)	(771,103)	(564,756)

Income (Loss) from discontinued operations	-	17,856	43,195	(23,364)

Net loss	$(68,064)	$(243,601)	$(727,908)	$(588,120)

Other comprehensive (loss) income :
Foreign exchange translation	-	1,943	(935)	5,631

Comprehensive Loss	$(68,064)	$(241,658)	$(728,843)	$(582,489)

Earnings per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	0.00	0.00	(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	234,260,702	179,990,854	230,616,327	173,747,765

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(727,908)	$(588,120)
Adjustments to reconcile net loss to net cash used in
operating activities:
(Income) loss from discontinued activities	(43,195)	23,364
Fair value of shares issued for services	125,119	516,579
Fair value of derivative liability contracts at issuance	89,663	-
Cancellation of shares issued for compensation	-	(108,000)
Loss on payment of expenses in common stock	-	79,020
Amortization of beneficial conversion feature	48,750	-
Decrease in fair value of derivative liabilities	(65,663)	-
Changes in operating assets and liabilities:
Accrued interest	20,902	(46,847)
Accounts payable and accrued expenses	550,594	51,987
Net cash used in continuing operations	(1,738)	(72,017)
Net cash provided by (used in) operating activities of discontinued operations	(79,267)	22,769
Net cash used in operating activities	(81,005)	(49,248)

Cash flows from investing activities:
Purchase of equipment	-	(368)
Net cash used in investing activity	-	(368)

Cash flows from financing activities:
Proceeds from notes payable	-	37,361

Net cash provided by financing activities	-	37,361

Net decrease in cash	(81,005)	(12,255)

Effect of variation of exchange rate on cash held in foreign currency	(935)	5,631

Cash, beginning of period	82,116	28,214

Cash, end of period	$176	$21,590

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$410,000	$390,000

Conversion of notes payable and accrued interest-related parties
into common stock	$-	$441,409

See Notes to Unaudited Financial Statements.

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

The balance sheet presented as of June 30, 2008 is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K.  The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results for fiscal 2008.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($16.5 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries CW Communications, Inc. (between July 1, 2006 and March 31, 2008) and Tianjin Create IT Company LTD (“Create Co.”) (between January 1, 2006 and March 31, 2008).   All significant inter-company transactions and balances have been eliminated in consolidation.

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

Loss from Continuing Operations

The loss from continuing operations was approximately $771,000 and $565,000 during the six-month periods ended June 30, 2008 and 2007, respectively.  Operating expenses were approximately $767,000 and $513,000 during the six-month period ended June 30, 2008 and 2007, respectively.  Interest expense amounted to approximately $70,000 and $51,000 during the six-month period ended June 30, 2008 and 2007, respectively.  Decrease in fair value of derivative liabilities amounted to approximately $66,000 during the six-month period ended June 30, 2008.

Income (Loss) from Discontinued Operations

The income from discontinued operations amounted to approximately $43,000 during the six-month period ended June 30, 2008.  The loss from discontinued operations amounted to approximately $23,000 during the six-month period ended June 30, 2007.  The income (loss)  from discontinued operations during the six-month period ended June 30, 2008 and 2007 consists of revenue from discontinuing operations of approximately $168,000 and $221,000, respectively, costs of sales of approximately $133,000 and $230,000, respectively, and operating expenses of approximately $7,000 and $14,000, respectively.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations were as follows:

	June 30, 2008	December 31, 2007
Other receivables	$-	19,642
Current assets	-	19,642

Total assets	$-	$19,642

Current liabilities
Accounts payable and accrued expenses	$-	$109,248
Due to related party	-	32,856
Total liabilities	$-	$142,104

The due to related party consists of advances made by the chief executive officer of Create Co. to the Company’s Chinese subsidiary.  The advances are non-interest bearing, due on demand and unsecured.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2008 and December 31, 2007, respectively.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of June 30, 2008 and December 31, 2007, the Company had no deposits in excess of FDIC limits in the US.

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

Geographic Concentration

Substantially all of the Company’s revenues during the six-month periods ended June 30, 2008 and 2007, respectively, were generated from China, which operations are currently discontinued.

Revenue Recognition

The Company’s revenue recognition policy was as follows:

Product Sales

Revenue from the sale of systems using the Company’s implantable microchip or other products was recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:

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

There were no outstanding stock option grants as of June 30, 2008 and December 31, 2007.  The outstanding warrants amounted to 2,000,000 at June 30, 2008 and December 31, 2007.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 41,000,000 and 39,000,000 shares as of June 30, 2008 and December 31, 2007.  The conversion feature of such notes lapsed on December 31, 2008. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at June 30, 2008, and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2008, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described).

The Company believes the certain conversion features embedded in its convertible notes payable and rights to the Company’s common stock and preferred stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible promissory notes and rights to the shares of common stock.  Additionally, while rights to preferred stock have been granted to the Company’s chief executive officer, all the terms had not been finalized until January 2011.  Accordingly, the Company has recognized derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

The conversion feature of the convertible promissory notes outstanding at June 30, 2008 lapsed in December 2008, without conversion.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2008 and December 31, 2007, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at June 30, 2008 and December 31, 2007 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2008 and December 31, 2007, respectively. The derivative liabilities included in accounts payable and accrued expenses are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None

Note 2- Notes Payable and Notes Payable to Related Parties

	June 30,	December 31,
	2008	2007
$275,000 Notes payable to related parties, 5% interest per annum, unsecured and maturing in March 2009. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $4,295.	$279,295	$-
$135,000 Notes payable, 5% interest per annum, unsecured and maturing between February and March 2009. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $2,396.	137,396	$-
$390,000 Notes payable, 8% interest per annum effective February 2008 and 5% prior to that, unsecured and maturing in February 2008. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $31,415 and $17,204 at June 30, 2008 and December 31, 2007, respectively and unamortized debt discount of $48,750 at December 31, 2007.	421,415	358,453

Unamortized debt discount	(-)	(48,750)
	$838,105	$358,453

During the six-month period ended June 30, 2007, the Company issued 21,586,986 shares to the holders of an aggregate of $346,000 notes payable and accrued interest to satisfy its remaining obligations under such notes.  The Company also issued 2,000,000 warrants to the holders.

During the six-month period ended June 30, 2007, the Company issued notes payable aggregating $390,000 to related parties to satisfy compensation liabilities.  The related parties include former directors of the Company.  The terms of the notes payable included beneficial conversion feature amounting to $390,000 and was recognized as debt discount.  The Company recognized approximately $49,000 of interest expense in connection with such debt discount during the six-month period ended June 30, 2008.

During the six-month period ended June 30, 2008, the Company issued notes payable aggregating $410,000 to satisfy compensation liabilities.  The current chief executive officer of the Company was issued two notes aggregating $275,000.

The Company’s former chief executive officer and two former directors advanced to the Company approximately $32,000 during the six-month period ended June 30, 2007.

Note 3.  Derivative Liabilities

The Company estimated its derivative liabilities under its outstanding contracts at June 30, 2008.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.  Additionally, in May 2008, the Company granted rights of 150,000 shares of its Preferred Stock to its chief executive officer without finalizing the terms of such preferred stock until January 2011.

The Convertible promissory notes provide that the Company issues the equivalent of 80,000,000 shares of common stock at June 30, 2008.  However, the conversion feature of such instruments has lapsed without additional consideration provided by the Company.  Accordingly, the Company believes that that it has no derivative liabilities at June 30, 2008 under such instruments.  However, the rights held by the Company’s Chief Executive Officer to 7% of the Company’s shares of common stock and 150,000 shares of Preferred Stock and are still outstanding.  The rights to the shares of common stock consist of 17,500,000 shares.  The rights associated with the common stock and preferred stock were valued at approximately $88,000 and $1,500 at the date of grant in March 2008 and April 2008, respectively.   The fair value of such liability has declined to approximately $23,000 at June 30, 2008.  The decrease in fair value of in the derivative liabilities of approximately $66,000 has been recorded as other income in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at the balance sheet date.

Note 4. Stockholder’s Deficit.

Common Stock

The Company issued 14,419,049 and 26,771,470 shares of its common stock for services performed by its directors, employees, and contractors, during the six-month periods ended June 30, 2008 and 2007, respectively.  The fair value of the shares amounted to approximately $125,000 and $517,000 during the six-month periods ended June 30, 2008 and 2007, respectively.

During the six-month period ended June 30,2007, the Company issued 21,586,986 shares to the holders of an aggregate of $441,000 notes payable and accrued interest and other liabilities  to satisfy its remaining obligations under such obligations.  The Company also issued 2,000,000 warrants to the holders of the notes payable.

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

Compensation-Chief Executive Officer

The compensation of the Company’s Chief Executive Officer is effective March 2008 through December  2009 and is as follows:

•	Base annual compensation of $400,000;
•	7% of the authorized shares of the Company;
•	7% of all capital raised by the Company;
•	7% of the disposition proceeds upon the sale of the Company;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	$275,000 upon the performance of specific performances, which were accomplished during the three-month period ended March 31, 2008.

This agreement was modified effective January 1, 2010 as follows:

•	Base annual compensation of $450,000;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	Monthly stipend for office and residence of $9,000 per month.

Note 6. Segments.

Segment reporting

The Company operated in one segment, information technology systems integration and internet protocol services.  The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, including its loss from discontinued operations, as disclosed in the Company’s statements of operations.

Note 7. Subsequent Events

The Company has generated proceeds of approximately $915,000 by issuing notes payables to certain investors since July 1, 2008. The Company satisfied its obligations under $52,500 of such notes by issuing 15,200,000 shares of its common stock.

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

Overview

Media Exchange Group, Inc., formerly known as China Wireless Communications, Inc.  (the“Company”) is a Nevada corporation formed in March 1999. The Company operated as AVL Sys International Inc. . . (between March 1999 and March 2000), I-Track, Inc. (between March 2000 and March 2003, and as China Wireless Communications, Inc. between March 2003 and May 2010.  As China Wireless Communications, the Company marketed information technology systems integration and internet protocol services to customers. It also provided IP routing equipment and network cabling and its customers are principally in the People’s Republic of China (“China”).   In March 2008, the Company discontinued its operations in China.

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

RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-Month Periods Ended		(Decrease)	(Decrease)	Six-Month Periods Ended		(Decrease)	(Decrease)
	June 30,		in $ 2008	in % 2008	June 30,		in $ 2008	in % 2008
	2008	2007	vs 2007	vs 2007	2008	2007	vs 2007	vs 2007
Operating expenses:
Selling, general and administrative	$120,837	$259,337	(138,500)	-53.4%	$767,114	$513,402	253,712	49.4%
Total operating expenses	120,837	259,337	(138,500)	-53.4%	767,114	513,402	253,712	49.4%

Operating loss	(120,837)	(259,337)	(138,500)	-53.4%	(767,114)	(513,402)	(253,712)	49.4%

Other income (expense):
Decrease in fair value of derivative liabilities	65,663	-	65,663	NM	65,663	-	65,663	NM
Interest expense	(12,890)	(2,120)	10,770	508.0%	(69,652)	(51,354)	18,298	35.6%
	52,773	(2,120)	(54,893)	NM	(3,989)	(51,354)	47,365	NM
					-	-
Net loss before discontinued operations	(68,064)	(257,217)	(189,153)	-73.5%	(771,103)	(564,756)	206,347	36.5%
	-				-	-
Loss from discontinued operations	-	17,856	17,856	NM	43,195	(23,364)	(66,559)	NM
					-	-
Net loss	$(68,064)	$(243,601)	$(175,537)	-72.1%	$(727,908)	$(588,120)	$139,788	23.8%

NM: Not Meaningful

Three-Month Period Ending June 30, 2008 and 2007

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The decrease in selling, general, and administrative expenses during the three-month period ended June 30, 2008 when compared to the prior year is primarily due to a lower number of staff supporting the operations in China during the second quarter of 2008, following its discontinuation in March 2008.

Interest expense

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The increase in interest expense during the three-month period ended June 30, 2008 when compared to the prior year is primarily due to our weighted-average debt higher during the three-month period ended June 30, 2008 when compared to the comparable prior year period.

Income (loss) from discontinued operations

Income (loss) from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The decrease in loss from discontinued operations during the three-month period ended June 30, 2008 is primarily due to the fact that we did not have discontinued operations during the three-month period ended June 30, 2008.

Six-Month period Ended June 30, 2008 and 2007

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with business development, researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the six-month period ended June 30, 2008 when compared to the prior year is primarily due to fees incurred in connection with changes in management, offset by lower staff necessary to support our Chinese operations, which accounted for a three and six months of operations during the six-month period ended June 30, 2008 and 2007, respectively.

Interest expense

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The increase in interest expense during the six-month period ended June 30, 2008 when compared to the prior year is primarily due the amortization of debt discount issued during 2007, which amounted to approximately $49,000 in 2008 and offset by the excess of fair value of shares of our common stock issued to satisfy certain obligations amounting to approximately $380,000 during the six-month period ended June 30, 2007.

Income (Loss) from discontinued operations

Income (Loss) from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The changes in loss to gain from discontinued operations during the six-month period ended June 30, 2008 is primarily due to certain gains recognized during the first quarter of lower operating expenses of our Chinese subsidiary incurred during the six-month period ended June 30, 2008 when compared to the prior year.

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

Liquidity

Our cash balance amounted to approximately $200 at June 30, 2008.  We are unable to ascertain that our cash balance will be sufficient meet our obligations for the next twelve months.

During the six-month period ended June 30, 2008, we used approximately $81,000 in our operating activities.  This is primarily due to our net loss of approximately $728,000, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Fair value of shares issued for services of approximately $125,000;

•	Amortization of debt discount of approximately $49,000;

•	Fair value of derivative liability contracts at issuance of approximately $90,000- no such contracts were issued during the six-month period ended June 30, 2007;

•
Increase of accounts payable and accrued expenses of approximately $551,000, of which $410,000 were satisfied with the issuance of convertible promissory notes-  the remainder of the increase in accounts payable and accrued expenses is due to our lack of liquidity to satisfy our compensation obligations;

During the six-month period ended June 30, 2007, we used approximately $49,000 in our operating activities.  This is primarily due to our net loss from operating activities of approximately $588,000,

adjusted by the following non-cash transactions or changes in operating liabilities:

•	Fair value of shares issued for services of approximately $517,000.

During the six-month period ended June 30, 2007, we generated proceeds of approximately $38,000 from the issuance of notes payable.

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

Allocation of operating expenses between continuing and discontinued operations

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

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of June 30, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of June 30, 2008.   We used to have sufficient staff to segregate duties but no longer have the internal resources to do so.  Once we have the proper amount of working capital, we will strengthen our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

No significant development.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by Joseph R Cellura, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Joseph R. Cellura, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Exchange Group, Inc.

Date: February 1, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board