Form 10-Q
period 2008-09-30
Media Exchange Group, Inc.
filed 2011-02-03
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

 ☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 249,460,702 shares of common stock are issued and outstanding as of February 3, 2011.

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

Media Exchange Group, Inc.

INDEX
		Page

PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits	20
Signatures		21

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Media Exchange Group, Inc.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(1)
Current Assets:
Cash	$176	$82,116
Total current assets	176	82,116

Assets from discontinued operations	-	19,642

Total assets	$176	$101,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$340,041	$125,291
Derivative liabilities	8,825	-
Convertible notes payable and accrued interest- related parties
net of debt discount of $0 and $48,750, respectively	916,603	358,453
Liabilities from discontinued operations	-	142,104
Total current liabilities	1,265,469	625,848

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 and 219,841,653 issued and outsdanding	234,261	219,842
Additional paid-in capital	15,104,403	14,993,703
Accumulated other comprehensive income	-	935
Accumulated deficit	(16,603,957)	(15,738,570)

Total stockholders’ deficit	(1,265,293)	(524,090)

Total liabilities and stockholders’ deficit	$176	$101,758

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative	$139,155	$116,400	$906,269	$629,802
Total operating expenses	139,155	116,400	906,269	629,802

Operating loss	(139,155)	(116,400)	(906,269)	(629,802)

Other income (expense):
Decrease in fair value of derivative liabilities	15,175	-	80,838	-
Interest expense, net	(13,498)	(575)	(83,150)	(51,929)
	1,677	(575)	(2,312)	(51,929)

Net loss before discontinued operations	(137,478)	(116,975)	(908,581)	(681,731)

Income (Loss) from discontinued operations	-	(33,310)	43,195	(56,674)

Net loss	$(137,478)	$(150,285)	$(865,386)	$(738,405)

Other comprehensive (loss) income :
Foreign exchange translation	-	1,533	(935)	7,164

Comprehensive Loss	$(137,478)	$(148,752)	$(866,321)	$(731,241)

Earnings per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)	0.00	(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	234,260,702	198,085,439	231,883,936	181,954,324

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(865,386)	$(738,405)
Adjustments to reconcile net loss to net cash used in
operating activities:
(Income) loss from discontinued activities	(43,195)	56,674
Fair value of shares issued for services	125,119	878,122
Fair value of derivatives issued	89,663	-
Cancellation of shares issued for compensation	-	(108,000)
Amortization of beneficial conversion feature	48,750	-
Decrease in fair value of derivative liabilities	(80,838)	-
Changes in operating assets and liabilities:
Accrued interest	34,400	(48,143)
Accounts payable and accrued expenses	624,749	(59,791)
Net cash used in continuing operations	(66,738)	(19,543)
Net cash used in operating activities of discontinued operations	(79,267)	(61,363)
Net cash used in operating activities	(146,005)	(80,906)

Cash flows from investing activities:
Purchase of equipment	-	(368)
Net cash used in investing activity	-	(368)

Cash flows from financing activities:
Proceeds from notes payable	65,000	67,134

Net cash provided by financing activities	65,000	67,134

Net decrease in cash	(81,005)	(14,140)

Effect of variation of exchange rate on cash held in foreign currency	(935)	7,164

Cash, beginning of period	82,116	28,214

Cash, end of period	$176	$21,238

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$410,000	$390,000

Conversion of notes payable and accrued interest-related parties
into common stock	$-	$441,409

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

The balance sheet presented as of September 30, 2008 is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K.  The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results for fiscal 2008.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($16.6 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

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

Loss from Continuing Operations

The loss from continuing operations was approximately $909,000 and $682,000 during the nine-month periods ended September 30, 2008 and 2007, respectively.  Operating expenses were approximately $906,000 and $630,000 during the nine-month period ended September 30, 2008 and 2007, respectively.  Interest expense amounted to approximately $83,000 and $52,000 during the nine-month period ended September 30, 2008 and 2007, respectively.  Decrease in fair value of derivative liabilities amounted to approximately $81,000 during the nine-month period ended September 30, 2008.

Income (Loss) from Discontinued Operations

The income from discontinued operations amounted to approximately $43,000 during the nine-month period ended September 30, 2008.  The loss from discontinued operations amounted to approximately $57,000 during the nine-month period ended September 30, 2007.  The income (loss)  from discontinued operations during the nine-month period ended September 30, 2008 and 2007 consists of revenue from discontinuing operations of approximately $168,000 and $221,000, respectively, costs of sales of approximately $133,000 and $230,000, respectively, and operating expenses of approximately $7,000 and $14,000, respectively.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations were as follows:

	September 30, 2008	December 31, 2007
Other receivables	$-	19,642
Current assets	-	19,642

Total assets	$-	$19,642

Current liabilities
Accounts payable and accrued expenses	$-	$109,248
Due to related party	-	32,856
Total liabilities	$-	$142,104

The due to related party consists of advances made by the chief executive officer of Create Co. to the Company’s Chinese subsidiary.  The advances are non-interest bearing, due on demand and unsecured.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2008 and December 31, 2007, respectively.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of September 30, 2008 and December 31, 2007, the Company had no deposits in excess of FDIC limits in the US.

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

Geographic Concentration

Substantially all of the Company’s revenues during the nine-month periods ended September 30, 2008 and 2007, respectively, were generated from China, which operations are currently discontinued.

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

The Company follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as  interest expense.

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

There were no outstanding stock option grants as of September 30, 2008 and December 31, 2007.  The outstanding warrants amounted to 2,000,000 at September 30, 2008 and December 31, 2007.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 96,250,000 and 39,000,000 shares as of September 30, 2008 and December 31, 2007.  The conversion feature of such notes lapsed between December 31, 2008 and July 30, 2009. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at September 30, 2008, and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2008, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company believes that certain conversion features embedded in certain of its convertible notes payable and rights to the Company’s common stock and preferred stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible promissory notes and rights to the shares of common stock.  Additionally, while rights to preferred stock have been granted to the Company’s chief executive officer, substantially all the terms were finalized until January 2011.  Accordingly, the Company has recognized derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

The conversion feature of the convertible promissory notes outstanding at September 30, 2008 lapsed between  December 2008 and June 30, 2009, without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2008 and December 31, 2007, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at September 30, 2008 and December 31, 2007 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2008 and December 31, 2007, respectively. The derivative liabilities are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None

Note 2- Notes Payable and Notes Payable to Related Parties

	Sept. 30,	December 31,
	2008	2007
$315,000 Notes payable to related parties, 5% interest per annum, unsecured and maturing between March and July 2009. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price ranging between $0.004 and $0.01 per share, including accrued interest of $8,100.	$323,100	$-
$160,000 Notes payable, 5% interest per annum, unsecured and maturing between February and July 2009. At the Company’s option, the principal is convertible into shares of the Company’s common stock at price ranging between $0.004 and $0.01 per share, including accrued interest of $4,310.	$164,310	-
$390,000 Notes payable, 8% interest per annum effective February 2008 and 5% prior to that, unsecured and matured in February 2008. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $39,193 and $17,204 at September 30, 2008 and December 31, 2007, respectively and unamortized debt discount of $48,750 at December 31, 2007.	429,193	358,453
	$916,603	$358,453

During the nine-month period ended September 30, 2007, the Company issued 21,092,772 shares to the holders of an aggregate of $346,000 notes payable and accrued interest to satisfy its remaining obligations under such notes.  The Company also issued 2,000,000 warrants to the holders.

During the nine-month period ended September 30, 2007, the Company issued notes payable aggregating $390,000 to former related parties to satisfy compensation liabilities.  The related parties include former directors of the Company.  The terms of the notes payable included beneficial conversion feature amounting to $390,000 and was recognized as debt discount.  The Company recognized approximately $49,000 of interest expense in connection with such debt discount during the nine-month period ended September 30, 2008.

During the nine-month period ended September 30, 2008, the Company issued notes payable aggregating $410,000 to satisfy compensation liabilities, of which two notes aggregating $275,000 to the Company’s current chief executive officer.

The Company’s former chief executive officer and two former directors advanced to the Company approximately $67,000 during the nine-month period ended September 30, 2007.

During the nine-month period ending September 30, 2008, the Company generated proceeds of $65,000 by issuing two notes payable, one of which was issued to a relative of the Company’s chief executive officer.

Note 3.  Derivative Liabilities

The Company estimated its derivative liabilities under its outstanding contracts at September 30, 2008.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.  Additionally, the Company has granted 150,000 shares of its Preferred Stock without finalizing the terms of such preferred stock until January 2011.

The Convertible promissory notes provide that the Company issues the equivalent of 80,000,000 shares of common stock at September 30, 2008.  However, the conversion feature of such instruments has lapsed without additional consideration provided by the Company.  Accordingly, the Company believes that there is no value attributable to such derivative liabilities at September 30, 2008.  However, the rights held by the Company’s Chief Executive Officer to 7% of the Company’s shares of common stock and 150,000 shares of Preferred Stock are still outstanding.  The rights to the shares of common stock consist of 17,500,000 shares.  The rights associated with the common stock and preferred stock were valued at approximately $88,000 and $1,500 at the date of grant in March 2008 and April 2008, respectively.   The fair value of such liability has declined to approximately $9,000 at September 30, 2008.  The decrease in fair value of in the derivative liabilities of approximately $81,000 has been recorded as other income in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at each measurement date.

Note 4. Stockholder’s Deficit.

Common Stock

The Company issued 14,419,049 and 53,716,383 shares of its common stock for services performed by its directors, employees, and contractors, during the nine-month periods ended September 30, 2008 and 2007, respectively.  The fair value of the shares amounted to approximately $125,000 and $878,000 during the nine-month periods ended September 30, 2008 and 2007, respectively.

During the nine-month period ended September 30,2007, the Company issued 21,586,986 shares to the holders of an aggregate of $350,000 notes payable and accrued interest and other liabilities  to satisfy its remaining obligations under such obligations.  The Company also issued 2,000,000 warrants to the holders of the notes payable.

During the nine-month period ended September 30, 2007, a holder a former officer returned 6,000,000 shares of the Company’s stock which was previously issued as a bonus.  The fair value of the shares returned amounted to $108,000.

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

Note 7. Subsequent Events

The Company has generated proceeds of approximately $937,000 by issuing notes payables to certain investors after September 30, 2008. The Company satisfied its obligations under $52,500 of notes issued during the nine-month period ended September 30, 2008 by issuing 15,200,000 shares of its common stock.

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

RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-Month Periods Ended		(Decrease)	(Decrease)	Nine-Month Periods Ended		(Decrease)	(Decrease)
	September 30,		in $ 2008	in % 2008	September 30,		in $ 2008	in % 2008
	2008	2007	vs 2007	vs 2007	2008	2007	vs 2007	vs 2007
Operating expenses:
Selling, general and administrative	$139,155	$116,400	22,755	19.5%	$906,269	$629,802	276,467	43.9%
Total operating expenses	139,155	116,400	22,755	19.5%	906,269	629,802	276,467	43.9%

Operating loss	(139,155)	(116,400)	22,755	19.5%	(906,269)	(629,802)	(276,467)	43.9%

Other income (expense):
Decrease in fair value of derivative liabilities	15,175	-	15,175	NM	80,838	-	80,838	NM
Interest expense	(13,498)	(575)	12,923	NM	(83,150)	(51,929)	31,221	60.1%
	1,677	(575)	(2,252)	NM	(2,312)	(51,929)	49,617	NM
					-	-
Net loss before discontinued operations	(137,478)	(115,825)	21,653	18.7%	(908,581)	(681,731)	226,850	33.3%
	-				-	-
Loss from discontinued operations	-	(33,310)	(33,310)	NM	43,195	(56,674)	(99,869)	NM
					-	-
Net loss	$(137,478)	$(150,285)	$(12,807)	-8.5%	$(865,386)	$(738,405)	$126,981	17.2%

NM: Not Meaningful

Three-Month Period Ending September 30, 2008 and 2007

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the three-month period ended September 30, 2008 when compared to the prior year is primarily due to incremental compensation of its chief executive officer, offset by a decrease of the number of staff necessary to support the Company’s Chinese operations during the three-month month ended September 30, 2008 when compared to the prior period.

Interest expense

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The increase in interest expense during the three-month period ended September 30, 2008 when compared to the prior year is primarily due to our weighted-average debt higher during the three-month period ended September 30, 2008 when compared to the comparable prior year period.

Loss from discontinued operations

Loss from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The decrease in loss from discontinued operations during the three-month period ended September 30, 2008 is primarily due to the fact that we did not have discontinued operations during the three-month period ended September 30, 2008.

Nine-Month period Ended September 30, 2008 and 2007

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with business development, researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the nine-month period ended September 30, 2008 when compared to the prior year is primarily due to fees incurred in connection with changes in management.

Interest expense

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The increase in interest expense during the nine-month period ended September 30, 2008 when compared to the prior year is primarily due the amortization of debt discount issued during 2007, which amounted to approximately $49,000 in 2008 and offset by the excess of fair value of shares of our common stock issued to satisfy certain obligations amounting to approximately $441,000 during the nine-month period ended March 31, 2007.

Income (Loss) from discontinued operations

Income (Loss) from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The changes in loss to gain from discontinued operations during the nine-month period ended September 30, 2008 is primarily due to a gain on extinguishment of debt and of our subsidiaries of approximately $89,000 recognized during the first quarter of 2008 following the discontinuation of their operations.

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

Liquidity

Our cash balance amounted to approximately $200 at September 30, 2008.  We are unable to ascertain that our cash balance will be sufficient meet our obligations for the next twelve months.

During the nine-month period ended September 30, 2008, we used cash flows in operating activities of approximately $146,000 in our operating activities.  This is primarily due to our net loss of approximately $865,000, adjusted by the following non-cash transactions or changes in operating activities:

•	Fair value of shares issued for services of approximately $125,000;

•	Income from discontinued operations of approximately $43,000;

•	Amortization of debt discount of approximately $49,000;

•	Fair value of derivative liability contracts of approximately $90,000 offset by an a decrease in fair value of such derivative liabilities of approximately $80,000;

•	Increase of accounts payable and accrued expenses of approximately $625,000, of which $410,000 were satisfied with the issuance of convertible promissory notes- the remainder of the increase in accounts payable and accrued expenses is due to our lack of liquidity to satisfy our obligations;

During the nine-month period ended September 30, 2008, we generated proceeds of approximately $65,000 by issuing two notes payable, one of which amounted to $40,000 issued to a relative of our chief executive officer.

During the nine-month period ended September 30, 2007, we used approximately $80,000 in our operating activities.  This is primarily due to our net loss of approximately $738,000,

adjusted by the following non-cash transactions or changes in operating activities:

•	Fair value of shares issued for services of approximately $878,000;

•	Loss from discontinued operations of approximately $57,000 offset by net cash provided from such operations of $61,000;

•	Return of bonus shares previously issued to one of our officers amounting to $108,000;

During the nine-month period ended September 30, 2007, we generated proceeds of approximately $65,000 from the issuance of notes payable to our former chief executive officer and two directors.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of September 30, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of September 30, 2008.   We used to have sufficient staff to segregate duties but no longer have the internal resources to do so.  Once we have the proper amount of working capital, we will strengthen our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

No significant development

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Media Exchange Group, Inc.

Date: February 3, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board