Form 10-K
period 2008-12-31
Media Exchange Group, Inc.
filed 2011-02-22
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(408) 821-3083
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Over The Counter Stock Market (“OTC:BB”) was [$3,454,576] of  December 15, 2010. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 11, 2011, 249,460,762 shares of our common stock were outstanding.

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

We currently license certain rights from a related party (Malibu Entertainment Group, Inc.)  an affiliate by means of common ownership and management, to market a youth sports social program under the following brand:

www.myespnhighlights.com

Among other things, this website allows young sports participant to personalize, showcase and share their passion for a professional sport.  We work with various national youth sports leagues to help build their the player database through registrations,  the profile control, the management and sharing of sport profiles, statistics and content.  We use the Capsa platform to ensure support across significant carriers and handset.

Our principal executive offices are located at 101 Church Street, Suite 14, Los Gatos, California, 95030. Our telephone number is (408)821-3083. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, we are referring to Media Exchange Group, Inc. and its consolidated subsidiaries.

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

Competition

We compete with two other content providers in the digital trading card space, customsportscard.com and costumtradingcardmaker.com.  We are now in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than do.  Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

While there is no publicly-traded information on our existing competitors, we believe that we differentiate from our existing competition with our branding and end-user ease of flow of our Internet offerings.

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

As we are contemplating transactions with target business with which to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’ operations.

One of our business objectives is to locate and acquire a privately owned operating company.  Since we have not completed any definitive agreement with a prospective target business, investors in this offering have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.001 per share, and 3,000,000 shares of preferred stock, par value $.001 per share. As of the date of the filing of this annual report, we have approximately 249,260,762 issued and outstanding shares of common stock.  This leaves approximately 739,238 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance and all of the 3,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination, to raise capital or to satisfy our obligations under promissory notes. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

We have approximately $450,000 in accounts payable and accrued expenses and $895,000 in promissory notes at December 31, 2008. If we are unable to satisfy these obligations, then our business will be adversely effected.

Our liabilities exceed $1.3 million at December 31, 2008.  We intend to satisfy such liabilities with a combination of issuance of stock and cash.  However, to satisfy the liabilities by such means, we may need to 1) increase our number of authorized shares and/or 2) effectuate a stock split, and 3) generate proceeds from a private placements which would most likely require that we also increase the number of authorized shares and effectuate a stock split.  We are unable to determine whether we will be able to satisfy the liabilities in the manners we intend.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

For the year 2008, we  1) owned no property/real estate/ or engaged into any property leases or rentals at the corporate headquarters,  and 2) did not own/lease/rent any vehicle or equipment for the year 2008 at the corporate headquarters. We currently operate from an office space also occupied by our General Counsel, which consists of 400 square feet, for which we pay $2,000 per month.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded as a “Pink Sheet” Stock under the symbol “CWLC.PK” The Company’s common stock is listed on the OTC Pink Quote. The following table presents the high and low sales price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended December 31, 2008	$0.0012	$0.0006
Quarter ended September 30, 2008	$0.0018	$0.0005
Quarter ended June 30, 2008	$0.006	$0.0007
Quarter ended March 31, 2008	$0.014	$0.0045

Fiscal Year Ended December 31, 2007	High	Low
Quarter ended December 31, 2007	$0.034	$0.015
Quarter ended September 30, 2007	$0.0178	$0.014
Quarter ended June 30, 2007	$0.034	$0.01
Quarter ended March 31, 2007	$0.018	$0.017

Holders

According to the records of our transfer agent, as of February 11, 2011, there were approximately 250 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividends

The Company has not declared any dividends for the two most recent fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2008:

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

Recent Sales of Unregistered Securities

During the first quarter of 2008, we issued 14,419,049 shares of our common stock to 8 individuals and companies as considerations for their services.  The fair value of the shares issued amounted to approximately $125,000, based on the quoted price per share of our common stock.  We also issued convertible promissory notes aggregating $410,000 to three individuals or their affiliates as follows:

•
$275,000 to two companies owned by our chief executive officer, $100,000 to our then chief financial officer and $35,000 to a third party individual. Those convertible promissory notes were issued as considerations for their services to our company.  The convertible promissory notes are convertible at a rate of $0.01 per share of our common stock, at our option.  The convertibility feature lapsed between December 2008 and March 2009.

During the third quarter of 2008, we issued two convertible promissory notes to two individuals aggregating $65,000.  The convertible promissory notes are convertible at a rate of $0.004 per share of our common stock, at our option.  The convertibility feature lapsed in January 2011.

During the fourth quarter of 2008, we issued five convertible promissory notes to five individuals aggregating $30,000.  The convertible promissory notes are convertible at rates ranging from $0.01 to $0.0125 per share of our common stock, at our option.  The convertibility feature lapsed in December 2009.

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

2008 and 2007 results of operations

			Increase/	Increase/
	Year Ended		(Decrease)	(Decrease)
	December 31,		in $ 2008	in % 2008
	2008	2007	vs 2007	vs 2007
Operating expenses:
Selling, general and administrative	$1,046,325	$1,398,682	(352,357)	-25.2%
Total operating expenses	1,046,325	1,398,682	(352,357)	-25.2%

Operating loss	(1,046,325)	(1,398,682)	(352,357)	-25.2%

Other income (expense):
Decrease in fair value of derivative liabilities	75,543	-	75,543	NM
Interest expense	(97,116)	(410,522)	(313,406)	76.3%
	(21,573)	(410,522)	(388,949)	NM

Net loss before discontinued operations	(1,067,898)	(1,809,204)	(741,306)	-41.01%
	-
Loss from discontinued operations	43,195	(108,881)	(152,076)	NM

Net loss	$(1,024,703)	$(1,918,085)	$(893,382)	-46.6%

NM:  Not Meaningful

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The decrease in selling, general, and administrative expenses during 2008 when compared to the prior year is primarily due to a decrease in efforts spent on researching and identifying strategic transactions due to the Company’s declining resources.

Interest expense

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The increase in interest expense in 2008 when compared to the prior year is primarily due to amortization of debt discount for certain debt issued during 2007, which amounted to approximately $49,000 and $341,000 during 2008 and 2007, respectively offset by a higher weighted-average borrowings during 2008

Other income

Other income primarily consists of decrease in fair value of derivative liabilities.  The decrease in fair value of derivatve liabilities during 2008 when compared to the prior year is primarily due a decrease in the fair value of our price per share, as quoted on the Pink Sheets, between the measurement dates.  We did not have derivative liabilities during 2007.

Income / Loss from discontinued operations

Income (Loss) from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The changes in loss to gain from discontinued operations during 2008 is primarily due to a gain on extinguishment of debt and of our subsidiaries of approximately $89,000 recognized during the first quarter of 2008 following the discontinuation of their operations and that we only had three months of operations associated with that business during 2008 while we had twelve months operations during 2007.

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

Liquidity

Our cash balance amounted to approximately $200 at December 31, 2008.  We are unable to ascertain that our cash balance will be sufficient meet our obligations for the next twelve months.

During 2008, we used cash flows in operating activities of approximately $97,000 in our operating activities.  This is primarily due to our net loss of approximately $1 million, adjusted by the following non-cash transactions or changes in operating activities:

•	Fair value of shares issued for services of approximately $125,000;

•	Income from discontinued operations of approximately $43,000;

•	Amortization of debt discount of approximately $49,000;

•	Fair value of derivative liability contracts of approximately $90,000 offset by an a decrease in fair value of such derivative liabilities of approximately $76,000;

•
Increase of accounts payable and accrued expenses of approximately $734,000, of which $410,000 were satisfied with the issuance of convertible promissory notes-  the remainder of the increase in accounts payable and accrued expenses is due to our lack of liquidity to satisfy our obligations;

During 2008, we generated proceeds of approximately $95,000 by issuing two notes payable, one of which amounted to $40,000 issued to a relative of our chief executive officer, Joseph Cellura.

During 2007, we used approximately $17,000 in our operating activities.  This is primarily due to our 2007 net loss from operating activities of approximately $1.9 million, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Fair value of shares issued for services of approximately $905,000;

•	Forfeiture of our chief executive officer’s compensation of $125,000;

•	Amortization of debt discount of approximately $341,000;

•	Increase of accounts payable and accrued expenses of approximately $400,000, of which $390,000 were satisified with the issuance of convertible promissory notes;

•	Net loss from discontinued operations of approximately $109,000;

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of December 31, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

Objective of Controls

Our disclosure controls and procedures are designed so that after the Company completes its filings for 2009 and 2010 that future information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of December 31, 2008.   We used to have sufficient staff for an operating company but no longer have the internal resources to do so.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

Our directors and executive officers, and their ages and positions, as of December 31, 2008, are set forth below:

Name	Positions with the Company

Joseph R. Cellura	Chief Executive Officer , Director and Chairman of the Board

Rachel Baer	General Counsel

Patrick Shuster	Chief Financial Officer

JOSEPH CELLURA, 55.  Mr. Cellura serves as our Chief Executive Officer since March 2008.  He also serves as the Chief executive Officer of TriPacific Capitaal Corporation, a privately-held consulting company, specializing in providing advice on strategic transactions to small and medium size companies since 2003, and Chairman of the Board and Chief executive Officer of Malibu Entertainment Company, specializing in providing strategic support to entertainment companies.

RACHEL BAER, 37.  Ms. Baer serves as our General Counsel since March 2008.  She also practices corporate law at the Law offices of Rachel Baer since 2007.  Prior to that, she was an associate at the law offices of Travis Whitfield in 2006 and 2007.  Ms. Baer graduated from University of California- Santa Cruz in 2002 and received her Juris Doctorate from Golden Gate University School of Law in 2006. Ms. Baer is licensed to practice law in California.

PATRICK SHUSTER, 57.  Mr. Shuster served as our Chief Financial Officer between March 2008 and July 2010.  Prior to that, he served as Chief Executive Officer of Smart Voice Telecommunications, Inc. between January 2004 and January 2006.  He graduated from Cornell University in Nuclear Engineering in 1982.

Audit Committee

Our Board of directors serves as our audit committee.  Our current board member, Mr. Cellura is not independent.  Until we have sufficient resources, we do not intend to create an audit committee.  Our Board of Directors has the following oversight of:

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2007 and 2006 by:

•	each person who served as our chief executive officer in 2007; and

•	each person who served as our chief financial officer in 2007.

We had no other executive officers during any part of 2007. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Pedro E. Racelis, III	2007	180,000	-	107,500	-	-	-	297,500
Former President, Chief Executive Officer, Chief Financial Officer and Director	2008	-	-	41,667	-	-	-	41,667

Patrick Shuster	2007	-	-	-	-	-	-	-
Chief Financial Officer	2008	100,000	-	-	-	-	-	-

Joseph R. Cellura	2007	-	-	-	-	-	-	-
Former President, Chief Executive Officer, Chief Financial Officer and Director	2008	318,904	275,000	-	-	-	-	593,904

Rachel Baer, General Counsel	2007	-	-	-	-	-	-	-
	2008	100,000	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

Executive Employment Arrangements

The Company did elect to compensate Mr. Racelis for his services as the Chief Executive Officer, in the form of stock based compensation in the amount of $107,500 for fiscal year 2007 and a convertible promissory note amounting to $180,000.  During 2008, we issued 5,081,300 shares of our common stock to an affiliate of Mr. Racelis in consideration for his compensation aggregating $41,667.  Mr. Racelis served as our Chief Eexcutive  Officer through March 2008

The Company paid Mr. Shuster in the form a convertible promissory note amounting to $100,000 during 2008.

The compensation of the Mr. Cellura, our Chief Executive Officer is effective March 2008 through December 2009 and is as follows:

•	Base annual compensation of $400,000;
•	7% of the authorized shares of the Company;
•	7% of all capital raised by the Company;
•	7% of the disposition proceeds upon the sale of the Company;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	$275,000 upon the performance of specific performances, which were accomplished during March 2008.

This agreement was modified effective January 1, 2010 as follows:

•	Base annual compensation of $450,000;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	Monthly stipend for office and residence of $9,000 per month.

During 2008, we paid $94,000 to Mr. Cellura and we issued two convertible promissory notes amounting to $275,000 to two affiliates of Mr. Cellura.

During 2008, we did not pay Ms. Baer.

Outstanding Equity Awards as Of December 31, 2008

None.

Potential Payments upon Termination or Change in Control

None.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2008.

2008 Director Compensation

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Henry Zaks(1)	-	10,000	-	-	-	-	10,000

Robert McElhinney(2)	-	10,000	-	-	-	-	10,000

(1)	Stock awards of $10,000 were paid with 1,219,512 shares of common stock, issued over fiscal 2008.
(2)	Stock awards of $10,000 were paid with 1,219,512 shares of common stock, issued over fiscal 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no executory contracts in place requiring equity compensation in 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of February 14, 2011, by:

•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 249,460,762 shares of our common stock outstanding as of December 15, 2010. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Attention: Secretary, 101 Church Street, Suite 14, Los Gatos, California 95030.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)	Shares(%)
Five percent stockholders:
Pedro E. Racelis III ( former chief executive officer) 101 Church Street Suite 14 Los Gatos, CA 95030	39,620,209	6.6%
Henry Zaks (former director) 101 Church Street Suite 14 Los Gatos, CA 95030	13,218,944	5.3%

Named Executive Officers and Directors:
Joseph Cellura (Chief Executive Officer and Director) 101 Church Street Suite 14 Los Gatos, CA 95030	-	-%
Rachel Baer (General Counsel) 101 Church Street Suite 14 Los Gatos, CA 95030	2,500,000	1.0%
Patrick Shuster (former Chief Financial Officer) 101 Church Street Suite 14 Los Gatos, CA 95030	-	-%

Executive Officers and Directors as a group (2 persons)	-	-%

Excluded from the beneficial ownership schedule are 10,000,000 shares held by Ms. Cynthia Baer, a relative of our Chief Executive Officer and our General Counsel.  Also excluded are shares of common stock that the Company intends to issue to Mr. Cellura in satisfaction of a $275,000 promissory note payable by us to two companies in which Mr. Cellura exercise significant influence as officer and shareholder (  Malibu Beach Beverage LLC and TriPacific Consulting, Inc. )

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

Our Board Members are not independent directors as provided in the listing standard of the Nasdaq Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2008, and December 31, 2007, fees for services provided by Sherb & Co., LLP were as follows:

	2008	2007

Audit Fees	$15,000	$15,000

Audit Related Fees (review of annual reports and other SEC filings)	13,400	46,288

Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	__	__

All other fees (acquisition due diligence services)	__	__

Total Fees	$28,400	$61,288

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

CHINA WIRELESS COMMUNICATIONS INC.

Date: February 18, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Cellura Joseph R. Cellura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial officer)	February 18, 2011

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Media Exchange Group, Inc. (f/k/a China Wireless Communications, Inc.)

We have audited the accompanying consolidated balance sheets of Media Exchange Group, Inc. (f/k/a China Wireless Communications, Inc.) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Exchange Group, Inc. (f/k/a China Wireless Communications, Inc.) and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the  financial statements, the Company has suffered recurring losses from operations and has negative working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

New York, New York
February 15, 2011

Media Exchange Group, Inc.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007

Current Assets:
Cash	$274	$82,116
Total current assets	274	82,116

Assets from discontinued operations	-	19,642

Total assets	$274	$101,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$125,293	$125,291
Accrued Compensation	324,901	-
Derivative liabilities	14,120	-
Convertible notes payable and accrued interest- related parties	327,070	358,453
Convertible notes payable and accrued interest net of debt discount of $0 and $48,750, respectively	633,499	358,453
Liabilities from discontinued operations	-	142,104
Total current liabilities	1,424,883	984,301

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized: none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized, 234,260,702 and 219,841,653 issued and outsdanding	234,261	219,842
Additional paid-in capital	15,104,403	14,993,703
Accumulated other comprehensive income	-	935
Accumulated deficit	(16,763,273)	(15,738,570)

Total stockholders’ deficit	(1,424,609)	(524,090)

Total liabilities and stockholders’ deficit	$274	$460,211

See Notes to Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2008	2007

Operating expenses:
Selling, general and administrative	$1,046,325	$1,398,682
Total operating expenses	1,046,325	1,398,682

Operating loss	(1,046,325)	(1,398,682)

Other income (expense):
Decrease in fair value of derivative liabilities	75,543	-
Interest expense, net	(97,116)	(410,522)
	(21,573)	(410,522)

Net loss before discontinued operations	(1,067,898)	(1,809,204)

Income (Loss) from discontinued operations	43,195	(108,881)

Net loss	$(1,024,703)	$(1,918,085)

Other comprehensive (loss) income :
Foreign exchange translation	-	(1,579)

Comprehensive Loss	$(1,024,703)	$(1,919,664)

Earnings per share:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	0.00	(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	232,483,011	190,133,049

See Notes to Financial Statements.

Media Exchange Group, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2007 to December 31, 2008

				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	$	Paid-in Capital	Income	Deficit	Deficit

Balance, January 1, 2007	148,038,284	$148,038	$13,315,468	$2,514	$(13,820,485)	$(354,465)

Fair value of shares issued for services	56,216,383	56,217	848,802	-	-	905,019
Cancellation of shares issued for compensation	(6,000,000)	(6,000)	(102,000)	-	-	(108,000)
Forgiveness of notes payable-related parties	-	-	45,214	-	-	45,214
Forfeiture of officer's compensation	-	-	125,000	-	-	125,000
Beneficial conversion feature	-	-	390,000	-	-	390,000
Conversion of notes payable into shares of common stock	21,586,986	21,587	371,219	-	-	392,806
Foreign currency translation adjustment	-	-	-	(1,579)	-	(1,579)
Net loss	-	-	-	-	(1,918,085)	(1,918,085)
Ending balance, December 31, 2007	219,841,653	219,842	14,993,703	935	(15,738,570)	(524,090)

Fair value of shares issued for services	14,419,049	14,419	110,700	-	-	125,119
Foreign currency translation adjustment	-	-	-	(935)	-	(935)
Net loss	-	-	-	-	(1,024,703)	(1,024,703)
Ending balance, December 31, 2008	234,260,702	$234,261	$15,104,403	$-	$(16,763,273)	$(1,424,609)

See Notes to Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,024,703)	$(1,918,085)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued activities	(43,195)	108,881
Fair value of shares issued for services	125,119	905,019
Loss on inducement of conversion of notes payable	-	46,561
Fair value of derivatives issued	89,663	-
Cancellation of shares issued for compensation	-	(108,000)
Forfeiture of officer's compensation	-	125,000
Amortization of beneficial conversion feature	48,750	341,250
Decrease in fair value of derivative liabilities	(75,543)	-
Changes in operating assets and liabilities:
Prepaid expenses	-	13,559
Accrued interest	48,366	20,213
Accounts payable and accrued expenses	734,903	399,841
Net cash used in continuing operations	(96,640)	(65,761)
Net cash (used in) provided by operating activities of discontinued operations	(79,267)	49,507
Net cash used in operating activities	(175,907)	(16,254)

Cash flows from financing activities:
Proceeds from notes payable	95,000	71,735

Net cash provided by financing activities	95,000	71,735

Net (decrease) increase in cash	(80,907)	55,481

Effect of variation of exchange rate on cash held in foreign currency	(935)	(1,579)

Cash, beginning of year	82,116	28,214

Cash, end of year	$274	$82,116

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$410,000	$390,000

Conversion of notes payable and accrued interest-related parties into common stock	$-	$392,806

Forgivess of debt	$-	$45,214

See Notes to Unaudited Financial Statements.

MEDIA EXCHANGE GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Organization, Basis of Presentation and Accounting Policies.

Media Exchange Group, Inc. formerly known as China Wireless Communications, Inc. (the “Company”) is a Nevada corporation formed in March 1999. The Company operated as AVL Sys International Inc . (between March1999 and March 2000), I-Track, Inc. (between March 2000 and March 2003, and as China Wireless Communications, Inc. between March 2003 and May 2010.  As China Wireless Communications, the Company marketed information technology systems integration and internet protocol services to customers. It also provided IP routing equipment and network cabling and its customers are principally in the People’s Republic of China (“China”).   In March 2008, the Company discontinued its operations in China.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($16.8 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

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

Loss from Continuing Operations

The loss from continuing operations was approximately $1.1 million and $1.0 million during 2008 and 2007, respectively.  Operating expenses were approximately $1.0 million and $1.4 million during 2008 and 2007, respectively.  Interest expense amounted to approximately $97,000 and $410,000 during 2008 and 2007, respectively.  Decrease in fair value of derivative liabilities amounted to approximately $75,000 during 2008.

Income (Loss) from Discontinued Operations

The income from discontinued operations amounted to approximately $43,000 during 2008.  The loss from discontinued operations amounted to approximately $109,000 during 2007.  The income (loss) from discontinued operations during 2008 and 2007 consists of revenue from discontinuing operations of approximately $168,000 and $690,000, respectively, costs of sales of approximately $133,000 and $630,000, respectively, and operating expenses of approximately $7,000 and $170,000, respectively.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations were as follows:

	December 31, 2008	December 31, 2007
Other receivables	$-	$19,642
Current assets	-	19,642

Total assets	$-	$19,642

Current liabilities
Accounts payable and accrued expenses	$-	$109,248
Due to related party	-	32,856
Total liabilities	$-	$142,104

The due to related party consists of advances made by the chief executive officer of Create Co. to the Company’s Chinese subsidiary.  The advances are non-interest bearing, due on demand and unsecured.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of December 31, 2008 and 2007, the Company had no deposits in excess of FDIC limits in the US.

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

Geographic Concentration

Substantially all of the Company’s revenues during the years ended December 31, 2008 and 2007, respectively, were generated from China, which operations are currently discontinued.

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

There were no outstanding stock option grants as of December 31, 2008 and 2007.  The outstanding warrants amounted to 2,000,000 at December 31, 2008 and 2007.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 53,990,000 and 39,000,000 shares as of December 31, 2008 and 2007, respectively..  The conversion feature of such notes lapsed between February 2009 and January 2011. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at December 31, 2008 and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2008, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company believes that certain conversion features embedded in certain of its convertible notes payable and rights to the Company’s common stock and preferred stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible promissory notes and rights to the shares of common stock.  Additionally, while rights to preferred stock have been granted to the Company’s chief executive officer, substantially all the terms were finalized in January 2011.  Accordingly, the Company has recognized derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

The conversion feature of the convertible promissory notes outstanding at December 31, 2008 have lapsed between  February 2009 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2008 and 2007, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at December 31, 2008 and 2007 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2008 and 2007, respectively. The derivative liabilities are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None.

Note 2- Notes Payable and Notes Payable to Related Parties

	December 31,	December 31,
	2008	2007
$315,000 Notes payable to related parties, 5% interest per annum, unsecured and maturing between March and July 2009. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price ranging between $0.004 and $0.01 per share, including accrued interest of $12,070.	$327,070	$-
$190,000 Notes payable, 5% interest per annum, unsecured and maturing between February and December 2009. At the Company’s option, the principal is convertible into shares of the Company’s common stock at price ranging between $0.004 and $0.01 per share, including accrued interest of $6,441.	196,441	-
$390,000 Notes payable, 8% interest per annum effective February 2008 and 5% prior to that, unsecured and matured in February 2008. At the Company’s option, the principal is convertible into shares of the Company’s common stock at a price of $0.01 per share, including accrued interest of $47,058 and $17,204 at December 31, 2008 and 2007, respectively and unamortized debt discount of $48,750 at December 31, 2007.	437,058	358,453
	$960,569	$358,453

During 2007, the Company issued 21,092,772 shares to the holders of an aggregate of $346,000 notes payable and accrued interest to satisfy its remaining obligations under such notes.  The Company also issued 2,000,000 warrants to the holders.

During 2007, the Company issued notes payable aggregating $390,000 to former related parties to satisfy compensation liabilities.  The related parties include former directors of the Company.  The terms of the notes payable included a beneficial conversion feature amounting to $390,000 and was recognized as debt discount.  The Company recognized approximately $49,000 and $341,000 of interest expense in connection with such debt discount during 2008 and 2007, respectively.

During 2008, the Company issued notes payable aggregating $410,000 to satisfy compensation liabilities, of which two notes aggregating $275,000 were issued to affiliates wholly-owned by the Company’s current chief executive officer.

The Company’s former chief executive officer and two former directors advanced to the Company approximately $70,000 during 2007.  The former officer and directors forgave approximately $50,000 of the Company’s notes payable and related accrued interest during 2007.

During  2008, the Company generated proceeds of $95,000 by issuing seven notes payable, one of which was issued to a relative of the Company’s chief executive officer.

Note 3.  Derivative Liabilities

The Company estimated its derivative liabilities under its outstanding contracts at December 31, 2008.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.  Additionally, the Company has granted 150,000 shares of its Preferred Stock without finalizing the terms of such preferred stock until January 2011.

The Convertible promissory notes provide that the Company issues the equivalent of 80,000,000 shares of common stock at December 31, 2008.  However, the conversion feature of such instruments has lapsed without additional consideration provided by the Company.  Accordingly, the Company believes that there is no value attributable to such derivative liabilities at December 31, 2008.  However, the rights held by the Company’s Chief Executive Officer to 7% of the Company’s shares of common stock and 150,000 shares of Preferred Stock are still outstanding.  The rights to the shares of common stock consist of 17,500,000 shares.  The rights associated with the common stock and preferred stock were valued at approximately $88,000 and $1,500 at the date of grant in March 2008 and April 2008, respectively.   The fair value of such liability has declined to approximately $14,000 at December 31, 2008.  The decrease in fair value of in the derivative liabilities of approximately $76,000 has been recorded as other income in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at each measurement date.

Note 4. Stockholder’s Deficit.

Common Stock

The Company issued 14,419,049 and 56,216,383 shares of its common stock for services performed by its directors, employees, and contractors, during 2008 and 2007, respectively.  The fair value of the shares amounted to approximately $125,000 and $910,000 during 2008 and 2007, respectively.

During 2007, the Company issued 21,586,986 shares to the holders of an aggregate of $350,000 notes payable and accrued interest and other liabilities  to satisfy its remaining obligations under such obligations.   The fair value of the shares exceeded the carrying value of the notes payable and accrued interest and other liabilities by approximately $50,000 during 2007 and was recognized as interest expense.

During 2007, a former officer returned 6,000,000 shares of the Company’s stock which was previously issued as a bonus.  The fair value of the shares returned amounted to $108,000.

Warrants

During 2006, the Company issued 2,000,000 warrants to certain noteholders. The exercise price of the warrants amounted to $0.06 per share and the expired in January 2009.

Note 5. Income Taxes.

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

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Deferred tax assets (liabilities):
Accrued expenses, accrued compensation and notes payable issued for services	$480,000	$48,000
Net operating loss carryforwards	635,000	846,000

Gross deferred tax assets	1,115,000	894,000
Valuation allowance	(1,115,000)	(894,000)

Net deferred taxes	$-	$-

The valuation allowance at December 31, 2008 and 2007, has primarily been provided for net U.S. deferred tax assets.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes from continuing operations and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2008	2007
	%	%
Statutory tax benefit	(35.0)	(35.0)
State income taxes, net of federal effects	(3.4)	(3.4)
Valuation allowance	32.1	38.4
Permanent difference	6.3	15.0

	-	-

On December 31, 2008, the Company had U.S. federal net operating loss carry forwards of approximately $1.7 million for income tax purposes that expire in various amounts through 2028.

The utilization of the Company’s US net operating losses may be limited due to possible changes in ownership as defined under section 382 of the Internal Revenue Code.

Note 6. Commitments and Contingencies.

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

Compensation-Chief Executive Officer

The compensation of the Company’s Chief Executive Officer is effective March 2008 through December 2009 and is as follows:

•	Base annual compensation of $400,000;
•	7% of the authorized shares of the Company;
•	7% of all capital raised by the Company;
•	7% of the disposition proceeds upon the sale of the Company;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	$275,000 upon the performance of specific performances, which were accomplished during March 2008.

This agreement was modified effective January 1, 2010 as follows:

•	Base annual compensation of $450,000;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	Monthly stipend for office and residence of $9,000 per month.

Note 7. Segments.

Segment reporting

The Company operated in one segment, information technology systems integration and internet protocol services.  The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, including its loss from discontinued operations, as disclosed in the Company’s statements of operations.

Note 8. Subsequent Events

The Company has generated proceeds of approximately $907,000 by issuing notes payables to certain investors after December 31, 2008. The Company satisfied its obligations under $52,500 of notes issued during 2008 by issuing 15,200,000 shares of its common stock in 2010.

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