Form 10-Q
period 2009-06-30
Media Exchange Group, Inc.
filed 2011-03-03
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 249,460,702 shares of common stock are issued and outstanding as of March 3, 2011.

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

Media Exchange Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Media Exchange Group, Inc.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(1)
Current Assets:
Cash	$204	$274
Total current assets	204	274

Total assets	$204	$274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$145,092	$125,293
Accrued compensation	486,022	324,901
Derivative liabilities	14,120	14,120
Convertible notes payable and accrued interest- related parties	441,180	327,070
Convertible notes payable and accrued interest	723,772	633,499
Total current liabilities	1,810,186	1,424,883

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 issued and outsdanding	234,261	234,261
Additional paid-in capital	15,104,403	15,104,403
Accumulated deficit	(17,148,646)	(16,763,273)

Total stockholders’ deficit	(1,809,982)	(1,424,609)

Total liabilities and stockholders’ deficit	$204	$274

(1)  Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative	$167,190	$120,837	$346,990	$767,114
Total operating expenses	167,190	120,837	346,990	767,114

Operating loss	(167,190)	(120,837)	(346,990)	(767,114)

Other income (expense):
Change in fair value of derivative liabilities	(3,530)	65,663	-	65,663
Interest expense-related parties	(7,165)	(3,429)	(14,110)	(4,295)
Interest expense, net	(12,249)	(9,461)	(24,273)	(65,357)
	(22,944)	52,773	(38,383)	(3,989)

Net loss before discontinued operations	(190,134)	(68,064)	(385,373)	(771,103)

Income from discontinued operations	-	-	-	43,195

Net loss	$(190,134)	$(68,064)	$(385,373)	$(727,908)

Other comprehensive (loss) income :
Foreign exchange translation	-	-	-	(935)

Comprehensive Loss	$(190,134)	$(68,064)	$(385,373)	$(728,843)

Earnings per share:
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average commonvshares outstanding	234,260,702	234,260,702	234,260,702	230,616,327

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(385,373)	$(727,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued activities	-	(43,195)
Fair value of shares issued for services	-	125,119
Fair value of derivative liability contracts at issuance	-	89,663
Amortization of beneficial conversion feature	-	48,750
Change in fair value of derivative liabilities	-	(65,663)
Changes in operating assets and liabilities:
Accrued interest	24,273	16,607
Accrued interest related parties	14,110	4,295
Accrued compensation	261,121	550,594
Accounts payable and accrued expenses	19,799	-
Net cash used in continuing operations	(66,070)	(1,738)
Net cash used in operating activities of discontinued operations	-	(79,267)
Net cash used in operating activities	(66,070)	(81,005)

Cash flows from financing activities:
Proceeds from notes payable	66,000	-
Net cash provided by financing activities	66,000	-

Net decrease in cash	(70)	(81,005)

Effect of variation of exchange rate on cash held in foreign currency	-	(935)

Cash, beginning of period	274	82,116

Cash, end of period	$204	$176

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of convertible notes payable to satisfy liabilities to related parties	$100,000	$410,000

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

The balance sheet presented as of June 30, 2009 is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K.  The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results for fiscal 2009.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($17.1 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

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

Loss from Continuing Operations

The loss from continuing operations was approximately $347,000 and $771,000 during the six-month period ended June 30, 2009 and 2008, respectively.  Operating expenses were approximately $347,000 and $767,000 during the six-month period ended June 30, 2009 and 2008, respectively.  Interest expense amounted to approximately $38,000 and $69,000 during the six-month period ended June 30, 2009 and 2008, respectively.  Decrease in fair value of derivative liabilities amounted to approximately $66,000 during the six-month period ended June 30, 2008.

Income from Discontinued Operations

The income from discontinued operations amounted to approximately $43,000 during the six-month period ended June 30, 2008.   The income from discontinued operations during the six-month period ended June 30, 2008 consists of revenue of approximately $168,000 costs of sales of approximately $133,000 and operating expenses of approximately $7,000.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2009 and December 31, 2008.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of June 30, 2009 and December 31, 2008, the Company had no deposits in excess of FDIC limits in the US.

Product Concentration

All of the Company's revenues were derived from fees earned from its discontinued operations which marketed information technology systems integration and internet protocol services.

Geographic Concentration

Substantially all of the Company’s revenues during the six-month period ended June 30, 2008 were generated from China, which operations are currently discontinued.

Revenue Recognition

The Company’s revenue recognition policy was as follows:

Product Sales

Revenue from the sale of systems using the Company’s implantable microchip or other products was recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of customer returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:

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

There were no outstanding stock option grants as of June 30, 2009 and December 31, 2008.  The outstanding warrants amounted to 2,000,000 at December 31, 2008.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 49,790,000 and 53,990,000 as of June 30, 2009 and December 31, 2008, respectively.  The conversion feature of such notes lapsed between December 2009 and January 2011. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at June 30, 2009 and  December 31, 2008 and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2009 and December 31, 2008, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The conversion feature of the convertible promissory notes outstanding at June 30, 2009 have lapsed between  December  2009 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2009 and December 31, 2008 , with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at June 30, 2009 and December 31, 2008 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2009 and December 31, 2008, respectively. The derivative liabilities are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None.

Note 2.  Notes Payable and Notes Payable to Related Parties

	June 30,	December 31,
	2009	2008
$415,000 and $315,000 Notes payable to related parties, interest rate ranging from 5% to 8% interest per annum, unsecured and maturing between March 2009 and January 2011. At the Company’s option, the principal is convertible into shares of the Company’s common stock for $140,000 of such notes at a price of $0.004 per share, including accrued interest of $26,180 and $12,070.	$441,180	$327,070

$646,000 and $580,000 Notes payable, interest rate ranging from 5% to 8% interest per annum, unsecured and maturing between February 2008 and June 2010. At the Company’s option, the principal is convertible for $121,000 of such notes into shares of the Company’s common stock at prices ranging between $0.004 to $0.0125 per share, including accrued interest of $77,772 and $53,499.	723,772	633,499
	$1,164,952	$960,569

During the six-month period ended June 30, 2009, the Company issued a note payable to its General Counsel amounting to $100,000 to satisfy compensation liabilities.

During the six-month period ended June 30, 2009, the Company generated proceeds by issuing $66,000 notes payable.

During the six-month period ended June 30, 2008, the Company issued notes payable aggregating $410,000 to satisfy compensation liabilities, of which two notes aggregating $275,000 were issued to affiliates wholly-owned by the Company’s current chief executive officer.

Note 3.  Derivative Liabilities

The Company estimated its derivative liabilities under its outstanding contracts at June 30, 2009 and December 31, 2008.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.  Additionally, the Company has granted 150,000 shares of its Preferred Stock without finalizing the terms of such preferred stock until January 2011.

The Convertible promissory notes provide that the Company issues the equivalent of 49,790,000 and 53,390,000  shares of common stock at June 30, 2009 and December 31, 2008, respectively.  However, the conversion feature of such instruments has lapsed without additional consideration provided by the Company.  Accordingly, the Company believes that there is no value attributable to such derivative liabilities at June 30, 2009.  However, the rights held by the Company’s Chief Executive Officer to 7% of the Company’s shares of common stock and 150,000 shares of Preferred Stock are still outstanding.  The rights to the shares of common stock consist of 17,500,000 shares.  The rights associated with the common stock and preferred stock were valued at approximately $88,000 and $1,500 at the date of grant in March 2008 and April 2008, respectively.   The fair value of such liability has declined to approximately $14,000 and $14,000 at June 30, 2009 and December 31, 2008.  The decrease in fair value of in the derivative liabilities of approximately $66,000 during the six-month period ended June 30, 2008 has been recorded as other income in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at each measurement date.

Note 4.  Stockholder’s Deficit.

Common Stock

The Company issued 14,419,049 shares of its common stock for services performed by its directors, employees, and contractors during the six-month period ended June 30, 2008.  The fair value of the shares amounted to approximately $125,000.

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

Note 6.  Segments

Segment reporting

The Company operated in one segment, information technology systems integration and internet protocol services.  The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, including its loss from discontinued operations, as disclosed in the Company’s statements of operations.

Note 7.  Subsequent Events

The Company has generated proceeds of approximately $1.0 million by issuing notes payables to certain investors after June 30, 2009. The Company satisfied its obligations under $52,500 of notes issued during 2008 by issuing 15,200,000 shares of its common stock in 2010.

Item 2.  Management's Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

RESULTS OF OPERATIONS
			Increase/	Increase/
	Three-Month Periods Ended		(Decrease)	(Decrease)
	June 30,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008
Operating expenses:
Selling, general and administrative	$167,190	$120,837	$46,353	38.4%
Total operating expenses	167,190	120,837	46,353	38.4%

Operating loss	(167,190)	(120,837)	46,353	38.4%

Other income (expense):
Change in fair value of derivative liabilities	(3,530)	65,663	(69,193)	NM
Interest expense-related parties	(7,165)	(3,429)	(3,736)	109.0%
Interest expense, net	(12,249)	(9,461)	2,788	29.5%
	(22,944)	52,773	75,717	NM

Net loss before discontinued operations	(190,134)	(68,064)	122,070	179.3%

Income from discontinued operations	-	-	-	NM

Net loss	$(190,134)	$(68,064)	$122,070	179.3%

NM: Not Meaningful

Three-Month Period Ending June 30, 2009 and 2008

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the three-month period ended June 30, 2009 when compare to the prior year period is primarily due to increased compensation of our General Counsel.

Interest expense and interest expense to related parties

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The increase  in interest expense during the three-month period ended June 30, 2009 when compared to the prior year is primarily due to by our weighted-average debt higher during the three-month period ended June 30, 2009 when compared to the comparable prior year period.

Income from discontinued operations

Loss from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The decrease in income from discontinued operations during the three-month period ended June 30, 2009 is primarily due to the fact that we did not have discontinued operations during the three-month period ended June 30, 2009.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of unrealized gains or losses associated with derivative liabilities at each measurement date.  The decrease in change of fair value of derivative liabilities during the three-month period ended June 30, 2009 when compared to the prior year results from a decrease in the quoted price per share of common stock, one of the key assumptions used in our valuation of such derivative liabilities, during the three-month period ended June 30, 2009.

RESULTS OF OPERATIONS
			Increase/	Increase/
	Six-Month Periods Ended		(Decrease)	(Decrease)
	June 30,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008
Operating expenses:
Selling, general and administrative	$346,990	$767,114	$(420,124)	-54.8%
Total operating expenses	346,990	767,114	(420,124)	-54.8%

Operating loss	(346,990)	(767,114)	420,124	-54.8%

Other income (expense):
Change in fair value of derivative liabilities	-	65,663	-	NM
Interest expense-related parties	(14,110)	(4,295)	(9,815)	228.5%
Interest expense, net	(24,273)	(65,357)	(41,084)	-62.9%
	(38,383)	(3,989)	41,084	NM
	-	-
Net loss before discontinued operations	(385,373)	(771,103)	(385,730)	-50.0%

Income from discontinued operations	-	43,195	43,195	NM
	-	-
Net loss	$(385,373)	$(727,908)	$(342,535)	-47.1%

NM: Not Meaningful

Six-Month Period Ending June 30, 2009 and 2008

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The selling, general, and administrative expenses during the six-month period ended June 30, 2009 when compared to the prior year is primarily due to incremental compensation of its chief executive officer during the first quarter of 2008 earned pursuant to certain milestones as well as additional compensation for consultants to effectuate the change in our management team during the same period.

Interest expense and interest expense to related parties

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, the excess of fair value of shares of our common stock issued to satisfy certain obligations resulting from our operating activities and, to a lesser extent, interest on debt.

The decrease in interest expense during the six-month period ended June 30, 2009 when compared to the prior year is primarily due to the aforementioned amortization of debt discount which was recognized during the first three-month period ended March 31, 2008, offset by our weighted-average debt higher during the six-month period ended June 30, 2009 when compared to the comparable prior year period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of unrealized gains or losses associated with derivative liabilities at each measurement date.  The decrease in change of fair value of derivative liabilities during the six-month period ended June 30, 2009 when compared to the prior year results from a decrease in the quoted price per share of common stock, one of the key assumptions used in our valuation of such derivative liabilities, during the three-month period ended June 30, 2009.

Income from discontinued operations

Income from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The decrease in income from discontinued operations during the six-month period ended June 30, 2009 is primarily due to the fact that we did not have discontinued operations during the six-month period ended June 30, 2009.

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

Liquidity

Our cash balance amounted to approximately $200 at June 30, 2009.  We are unable to ascertain that our cash balance will be sufficient to meet our obligations for the next twelve months.

During the six-month period ended June 30, 2009, we used cash flows in operating activities of approximately $66,000.  This is primarily due to our net loss of approximately $385,000, adjusted by the following non-cash transactions or changes in operating activities:

•	Increase of accrued compensation of approximately $261,000, of which $100,000 was satisfied with the issuance of a convertible promissory note, and accrued interest of $38,000;

During the six-month period ended June 30, 2009 we generated proceeds of approximately $66,000 by issuing eight notes payable.

During the six-month period ended June 30, 2008, we used cash flows from operations of approximately $80,000 in our operating activities.  This is primarily due to our net loss from operating activities of approximately $728,000, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Fair value of shares issued for services of approximately $125,000;

•	Amortization of debt discount of approximately $49,000;

•	Net change in derivative liabilities of $24,000;

•	Net cash used in discontinued operations of approximately $80,000;

•	Increase of accounts payable and accrued expenses of approximately $551,000, of which $410,000 were satisfied with the issuance of convertible promissory notes.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of June 30, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2009, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of June 30, 2009.   We used to have sufficient staff to segregate duties but no longer have the internal resources to do so.  Once we have the proper amount of working capital, we will strengthen our internal controls over financial reporting.

There were no changes in our internal controls during the three-month period ended June 30, 2009.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

No significant development.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2009, we issued a note payable to one individual.  The note bears interest at 8% and matures in June 2010.  The note is convertible into shares of our common stock at $0.0125 per share.

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

Media Exchange Group, Inc.
Date: March 3, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board