Form 10-Q
period 2009-09-30
Media Exchange Group, Inc.
filed 2011-03-03
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Media Exchange Group, Inc.

INDEX

		Page

PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Controls and Procedures	17
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits	18
Signatures		19

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Media Exchange Group, Inc.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(1)
Current Assets:
Cash	$201	$274
Total current assets	201	274

Total assets	$201	$274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$154,092	$125,293
Accrued compensation	545,942	324,901
Derivative liabilities	24,710	14,120
Convertible notes payable and accrued interest- related parties	448,489	327,070
Convertible notes payable and accrued interest	841,649	633,499
Total current liabilities	2,014,882	1,424,883

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 issued and outstanding	234,261	234,261
Additional paid-in capital	15,104,403	15,104,403
Accumulated deficit	(17,353,345)	(16,763,273)

Total stockholders’ deficit	(2,014,681)	(1,424,609)

Total liabilities and stockholders’ deficit	$201	$274

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative	$172,423	$139,155	$519,413	$906,269
Total operating expenses	172,423	139,155	519,413	906,269

Operating loss	(172,423)	(139,155)	(519,413)	(906,269)

Other income (expense):
Change in fair value of derivative liabilities	(10,590)	15,175	(10,590)	80,838
Interest expense-related parties	(7,309)	(3,805)	(21,419)	(8,100)
Interest expense, net	(14,377)	(9,693)	(38,650)	(75,050)
	(32,276)	1,677	(70,659)	(2,312)

Net loss before discontinued operations	(204,699)	(137,478)	(590,072)	(908,581)

Income from discontinued operations	-	-	-	43,195

Net loss	$(204,699)	$(137,478)	$(590,072)	$(865,386)

Other comprehensive (loss) income :
Foreign exchange translation	-	-	-	(935)

Comprehensive Loss	$(204,699)	$(137,478)	$(590,072)	$(866,321)

Earnings per share:
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Basic and diluted loss per common share	$-	$-	$-	$-

Basic and diluted weighted average common
shares outstanding	234,260,702	234,260,702	234,260,702	231,883,936

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(590,072)	$(865,386)
Adjustments to reconcile net loss to net cash used in
operating activities:
Income from discontinued activities	-	(43,195)
Fair value of shares issued for services	-	125,119
Fair value of derivative liability contracts at issuance	-	89,663
Amortization of beneficial conversion feature	-	48,750
Change in fair value of derivative liabilities	10,590	(80,838)
Changes in operating assets and liabilities:
Accrued interest	38,650	26,300
Accrued interest related parties	21,419	8,100
Accrued compensation	321,041	624,749
Accounts payable and accrued expenses	28,799	-
Net cash used in continuing operations	(169,573)	(66,738)
Net cash used in operating activities of discontinued operations	-	(79,267)
Net cash used in operating activities	(169,573)	(146,005)

Cash flows from financing activities:
Proceeds from notes payable	169,500	65,000

Net cash provided by financing activities	169,500	65,000

Net decrease in cash	(73)	(81,005)

Effect of variation of exchange rate on cash held in foreign currency	-	(935)
Cash, beginning of period	274	82,116

Cash, end of period	$201	$176

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$100,000	$410,000

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

The balance sheet presented as of September 30, 2009 is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K.  The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results for fiscal 2009.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($17.4 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

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

Loss from Continuing Operations

The loss from continuing operations was approximately $590,000 and $909,000 during the nine-month period ended September 30, 2009 and 2008, respectively.  Operating expenses were approximately $519,000 and $906,000 during the nine-month period ended September 30, 2009 and 2008, respectively.  Interest expense amounted to approximately $60,000 and $83,000 during the nine-month period ended September 30, 2009 and 2008, respectively.  Increase and decrease in fair value of derivative liabilities amounted to approximately $11,000 and $81,000 during the nine-month period ended September 30, 2009 and 2008, respectively.

Income from Discontinued Operations

Income from discontinued operations amounted to approximately $43,000 during the nine-month period ended September 30, 2008.   The income from discontinued operations during the nine-month period ended September 30, 2008 consists of revenue of approximately $168,000 costs of sales of approximately $133,000 and operating expenses of approximately $7,000.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2009 and December 31, 2008.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of September 30, 2009 and December 31, 2008, the Company had no deposits in excess of FDIC limits in the US.

Product Concentration

All of the Company's revenues were derived from fees earned from its discontinued operations which marketed information technology systems integration and internet protocol services.

Geographic Concentration

Substantially all of the Company’s revenues during the nine-month ended September 30, 2008 were generated from China, which operations are currently discontinued.

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

There were no outstanding stock option grants as of September 30, 2009 and December 31, 2008.  The outstanding warrants amounted to 2,000,000 at December 31, 2008.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 53,930,000 and 53,990,000 as of September 30, 2009 and December 31, 2008, respectively.  The conversion feature of such notes lapsed between December 2009 and January 2011. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at September 30, 2009 and  December 31, 2008 and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2009 and December 31, 2008, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The conversion feature of the convertible promissory notes outstanding at September 30, 2009 have lapsed between  December  2009 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009 and December 31, 2008 , with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at September 30, 2009 and December 31, 2008 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2009 and December 31, 2008, respectively. The derivative liabilities are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None

Note 2- Notes Payable and Notes Payable to Related Parties

	September 30,	December 31,
	2009	2008
$415,000 and $315,000 Notes payable to related parties, interest rate ranging from 5% to 8% interest per annum, unsecured and maturing between March 2009 and January 2010. At the Company’s option, the principal is convertible into shares of the Company’s common stock for $140,000 of such notes at a price of $0.004 per share, including accrued interest of $33,489 and $12,070.	$448,489	$327,070

$749,500 and $580,000 Notes payable, interest rate ranging from 5% to 8% interest per annum, unsecured and maturing between February 2008 and July 2010. At the Company’s option, the principal is convertible for $224,500 of such notes into shares of the Company’s common stock at prices ranging between $0.004 to $0.025 per share, including accrued interest of $91,149 and $53,499.	841,649	633,499
	$1,290,139	$960,569

During the nine-month period ended September 30, 2009, the Company issued a note payable to its General Counsel amounting to $100,000 to satisfy compensation liabilities.

During the nine-month period ended September 30, 2009, the Company generated proceeds by issuing $169,500 notes payable.

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

The Convertible promissory notes provide that the Company issues the equivalent of 53,930,000 and 53,390,000  shares of common stock at September 30, 2009 and December 31, 2008, respectively.  However, the conversion feature of such instruments has lapsed without additional consideration provided by the Company.  Accordingly, the Company believes that there is no value attributable to such derivative liabilities at September 30, 2009.  However, the rights held by the Company’s Chief Executive Officer to 7% of the Company’s shares of common stock and 150,000 shares of Preferred Stock are still outstanding.  The rights to the shares of common stock consist of 17,500,000 shares.  The rights associated with the common stock and preferred stock were valued at approximately $88,000 and $1,500 at the date of grant in March 2008 and April 2008, respectively.   The fair value of such liability has declined to approximately $25,000 and $14,000 at September 30, 2009 and December 31, 2008.  The increase and decrease in fair value of in the derivative liabilities of approximately $11,000 and $81,000 during the nine-month period ended September 30, 209 and 2008, respectively  has been recorded as other expense and income in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at each measurement date.

Note 4. Stockholder’s Deficit.

Common Stock

The Company issued 14,419,049 shares of its common stock for services performed by its directors, employees, and contractors during the nine-month period ended September 30, 2008.  The fair value of the shares amounted to approximately $125,000.

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

Compensation-Chief Executive Officer

The compensation of the Company’s Chief Executive Officer is effective March 2008 through December 2009 and is as follows:

•	Base annual compensation of $400,000;
•	7% of the authorized shares of the Company;
•	7% of all capital raised by the Company;
•	7% of the disposition proceeds upon the sale of the Company;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	$275,000 upon the performance of specific performances, which were accomplished during March 2008.

This agreement was modified effective January 1, 2010 as follows:

•	Base annual compensation of $450,000;
•	Incentive compensation based on revenues ranging from $20,000 if revenues range between $0-2 million to $200,000 if revenues are in excess of $10 million;
•	Monthly stipend for office and residence of $9,000 per month;
•	2% of all capital raised by the Company;
•	5% of the disposition proceeds upon the sale of the Company.

Compensation-General Counsel

The Compensation of the Company’s General Counsel is effective January 1, 2009 and is as follows:

•	Base annual compensation of $204,000;
•	Incentive compensation based on revenues ranging from $10,400 if revenues range between $0-2 million to $102,000 if revenues are in excess of $10 million;
•	2% of all capital raised by the Company;
•	5% of the disposition proceeds upon the sale of the Company;
•	Monthly stipend for office of $3,000 per month.

Note 6. Segments.

Segment reporting

The Company operated in one segment, information technology systems integration and internet protocol services.  The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, including its loss from discontinued operations, as disclosed in the Company’s statements of operations.

Note 7. Subsequent Events

The Company has generated proceeds of approximately $912,000 by issuing notes payables to certain investors after September 30, 2009. The Company satisfied its obligations under $52,500 of notes issued during 2008 by issuing 15,200,000 shares of its common stock in 2010.

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

RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-Month Periods Ended		(Decrease)	(Decrease)	Nine-Month Periods Ended		(Decrease)	(Decrease)
	September 30,		in $ 2009	in % 2009	September 30,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008	2009	2008	vs 2008	vs 2008
Operating expenses:
Selling, general and administrative	$172,423	$139,155	$33,268	23.9%	$519,413	$906,269	$(386,856)	-42.7%
Total operating expenses	172,423	139,155	33,268	23.9%	519,413	906,269	(386,856)	-42.7%

Operating loss	(172,423)	(139,155)	33,268	23.9%	(519,413)	(906,269)	386,856	-42.7%

Other income (expense):
Change in fair value of derivative liabilities	(10,590)	15,175	(25,765)	NM	(10,590)	80,838	(10,590)	NM
Interest expense-related parties	(7,309)	(3,805)	(3,504)	92.1%	(21,419)	(8,100)	(13,319)	164.4%
Interest expense, net	(14,377)	(9,693)	4,684	48.3%	(38,650)	(75,050)	(36,400)	-48.5%
	(32,276)	1,677	33,953	NM	(70,659)	(2,312)	25,810	NM
					-	-
Net loss before discontinued operations	(204,699)	(137,478)	67,221	48.3%	(590,072)	(908,581)	(318,509)	-35.1%
	-
Income from discontinued operations	-	-	-	NM	-	43,195	43,195	NM
					-	-
Net loss	$(204,699)	$(137,478)	$67,221	48.3%	$(590,072)	$(865,386)	$(275,314)	-31.8%

NM: Not Meaningful

Three-Month Period Ending September 30, 2009 and 2008

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the three-month period ended September 30, 2009 when compared to the prior year period is primarily due to increased compensation of our General Counsel.

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

The increase in interest expense during the three-month period ended September 30, 2009 when compared to the prior year is primarily due to by our weighted-average debt higher during the three-month period ended September 30, 2009 when compared to the comparable prior year period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of unrealized gains or losses associated with derivative liabilities at each measurement date.  The change in change of fair value of derivative liabilities between the three-month period ended September 30, 2009 when compared to the prior year is attributable to a change in the quoted price per share of common stock, one of the key assumptions used in our valuation of such derivative liabilities, during the three-month period ended September 30, 2009 and 2008, respectively.

Nine-month Period Ending September 30, 2009 and 2008

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The decrease in selling, general, and administrative expenses during the nine-month period ended September 30, 2009 when compared to the prior year is primarily due to incremental compensation of its chief executive officer during the first quarter of 2008 earned pursuant to certain milestones as well as additional compensation for consultants to effectuate the change in our management team during the same period.

Interest expense and interest expense to related parties

Interest expense primarily consists of the amortization of debt discount resulting from beneficial conversion features of $390,000 associated with convertible promissory notes issued during 2007, and, to a lesser extent, interest on debt.

The decrease in interest expense during the nine-month period ended September 30, 2009 when compared to the prior year is primarily due to the aforementioned amortization of debt discount which was recognized during the first three-month period ended March 31, 2008, offset by our weighted-average debt higher during the nine-month period ended September 30, 2009 when compared to the comparable prior year period.

Income from discontinued operations

Income from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The decrease in income from discontinued operations during the nine-month period ended September 30, 2009 is primarily due to the fact that we did not have discontinued operations during the nine-month period ended September 30, 2009.

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

Liquidity

Our cash balance amounted to approximately $200 at September 30, 2009.  We are unable to ascertain that our cash balance will be sufficient to meet our obligations for the next twelve months.

During the nine-month period ended September 30, 2009, we used cash flows in operating activities of approximately $170,000.  This is primarily due to our net loss of approximately $590,000, adjusted by the following non-cash transactions or changes in operating activities:

●	Increase of accrued compensation of approximately $321,000, of which $100,000 was satisfied with the issuance of a convertible promissory notes and accrued interest of $59,000;

During the nine-month period ended September 30, 2009 we generated proceeds of approximately $170,000 by issuing eleven notes payable.

During the nine-month period ended September 30, 2008, we used cash flows from operations of approximately $146,000 in our operating activities.  This is primarily due to our net loss from operating activities of approximately $865,000, adjusted by the following non-cash transactions or changes in operating liabilities:

●	Fair value of shares issued for services of approximately $125,000;

●	Amortization of debt discount of approximately $49,000;

●	Net change in derivative liabilities of $9,000;

●	Net cash used in discontinued operations of approximately $80,000;

●	Increase of accrued compensation of approximately $625,000, of which $410,000 were satisfied with the issuance of convertible promissory notes;

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of September 30, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2009, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of September 30, 2009.   We used to have sufficient staff to segregate duties but no longer have the internal resources to do so.  Once we have the proper amount of working capital, we will strengthen our internal controls over financial reporting.

There were no changes in our internal controls during the three-month period ended September 30, 2009.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

No significant development

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2009, we issued $103,500 notes payable to three individuals.  The notes bear interest at rates ranging from 5% to 7% and mature at in July 2010.  The notes are convertible into shares of our common stock at a rate of $0.025 per share, at our option.

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