Form 10-K
period 2009-12-31
Media Exchange Group, Inc.
filed 2011-03-11
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Over The Counter Stock Market (“OTC:BB”) was $3,300,067 of  March 4, 2011. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 4, 2011, 249,460,762 shares of our common stock were outstanding.

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

www.myespnhighlights.com

Among other things, this website allows young sports participant to personalize, showcase and share their passion for a professional sport.  We work with various national youth sports leagues to help build the player database through registrations, the profile control, the management and sharing of sport profiles, statistics and content.  We use the Capsa platform to ensure support across significant carriers and handset.

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

Employees

At December 31, 2009, we had no employees apart from our management.  Our Chief Executive Officer and our General Counsel are engaged in outside business activities and anticipates that they will devote to our business limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.001 per share, and 3,000,000 shares of preferred stock, par value $.001 per share. As of the date of the filing of this annual report, we have approximately 249,460,762 issued and outstanding shares of common stock.  This leaves approximately 539,238 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance and all of the 3,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination, to raise capital or to satisfy our obligations under promissory notes. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

We have approximately $860,000 in accounts payable and accrued expenses and accrued compensation and $1.3 million in promissory notes and accrued interest at December 31, 2009. If we are unable to satisfy these obligations, then our business will be adversely effected.

Our liabilities exceed $2.1 million at December 31, 2009.  We intend to satisfy such liabilities with a combination of issuance of stock and cash consideration.  However, to satisfy the liabilities by such means, we intend to 1) increase our number of authorized shares and/or 2) effectuate a stock split, and 3) generate proceeds from private placements which would most likely require that we also increase the number of authorized shares and effectuate a stock split.  We are unable to determine whether we will be able to satisfy the liabilities in the manners we intend.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

For the year 2009, we 1) owned no property/real estate/ or engaged into any property leases or rentals at the corporate headquarters,  and 2) did not own/lease/rent any vehicle or equipment for the year 2009 at the corporate headquarters. We currently operate from an office space also occupied by our General Counsel, which consists of 400 square feet, for which we pay $3,000 per month.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded as a “Pink Sheet” Stock under the symbol “CWLC.PK” The Company’s common stock is listed on the OTC Pink Quote. The following table presents the high and low sales price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended December 31, 2009	$0.0024	$0.0008
Quarter ended September 30, 2009	$0.0019	$0.0008
Quarter ended June 30, 2009	$0.0017	$0.0002
Quarter ended March 31, 2009	$0.001	$0.0002

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended December 31, 2008	$0.0012	$0.0006
Quarter ended September 30, 2008	$0.0018	$0.0005
Quarter ended June 30, 2008	$0.006	$0.0007
Quarter ended March 31, 2008	$0.014	$0.0045

Holders

According to the records of our transfer agent, as of February 25, 2011, there were approximately 250 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividends

The Company has not declared any dividends for the two most recent fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2009:

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

Recent Sales of Unregistered Securities

During the three-month period ended March 31, 2009, we issued $61,000 notes payable to seven individuals.  The notes bear interest at a rates ranging between 5% and 8% and mature between in the first quarter of 2010.  The notes are convertible into shares of our common stock at rates ranging between $0.01 and $0.0125 per share, at our option.

During the three-month period ended June 30, 2009, we issued a $5,000 note payable to one individual.  The note bears interest at a rate of 8% and mature at in June 2010.  The note is convertible into shares of our common stock at a rate of $0.0125 per share, at our option.

During the three-month period ended September 30, 2009, we issued $103,500 notes payable to two individuals.  The notes bear interest at a rate of 5% and 7% and mature at in July 2010.  The notes are convertible into shares of our common stock at a rate of $0.025 per share, at our option.

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

2009 and 2008 results of operations

RESULTS OF OPERATIONS

			Increase/	Increase/
	Year Ended		(Decrease)	(Decrease)
	December 31,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008
Operating expenses:
Selling, general and administrative	$679,414	$1,046,325	$(366,911)	-35.1%
Total operating expenses	679,414	1,046,325	(366,911)	-35.1%

Operating loss	(679,414)	(1,046,325)	(366,911)	-35.1%

Other income (expense):
Change in fair value of derivative liabilities	(8,825)	75,543	(84,368)	NM
Interest expense-related parties	(28,795)	(12,070)	(16,725)	138.6%
Interest expense, net	(53,171)	(85,046)	(31,875)	-37.5%
	(90,791)	(21,573)	69,218	NM

Net loss before discontinued operations	(770,205)	(1,067,898)	(297,693)	-27.9%
	-
Income from discontinued operations	-	43,195	43,195	NM

Net loss	$(770,205)	$(1,024,703)	$(254,498)	-24.8%
 NM: Not Meaningful

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The decrease in selling, general, and administrative expenses during  2009 when compared to the prior year is primarily due to incremental compensation of our chief executive officer during the first quarter of 2008 earned pursuant to certain milestones as well as additional compensation for consultants to effectuate the change in our management team during the same period.

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

The decrease in interest expense during 2009 when compared to the prior year is primarily due to the aforementioned amortization of debt discount which was recognized during the first three-month period ended March 31, 2008, offset by our weighted-average debt higher during 2009 when compared to the comparable prior year period.

Income from discontinued operations

Income from discontinued operations consists of the difference between revenues and operating expenses associated with our information technology systems integration and internet protocol services to customers discontinued in March 2008.  The decrease in loss from discontinued operations during 2009 is primarily due to the fact that we did not have discontinued operations during 2009.

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

Liquidity

Our cash balance amounted to approximately $200 at December 31, 2009.  We are unable to ascertain that our cash balance will be sufficient meet our obligations for the next twelve months.

During 2009, we used cash flows of approximately $170,000 in our operating activities.  This is primarily due to our net loss of approximately $770,000, adjusted by the following non-cash transactions or changes in operating activities:

•	Increase of accrued compensation of approximately $472,000, of which $100,000 was satisfied by issuing a convertible promissory note, and accrued interest of $82,000;

During 2009, we generated proceeds of approximately $170,000 by issuing notes payable.

During 2008, we used cash flows of approximately $97,000 in our operating activities.  This is primarily due to our net loss of approximately $1 million, adjusted by the following non-cash transactions or changes in operating activities:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of December 31, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of December 31, 2009.   We used to have sufficient staff for an operating company but no longer have the internal resources to do so.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

Our directors and executive officers, and their ages and positions, as of December 31, 2009, are set forth below:

Name	Positions with the Company
Joseph R. Cellura	Chief Executive Officer , Director and Chairman of the Board

Rachel Baer Patrick Shuster	General Counsel Chief Financial officer

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

PATRICK SHUSTER, 57  M. Shuster served as our Chief Financial Officer between March 2008 and July 2010.  Prior to that, he served as Chief Executive Officer of Smart Voice Telecommunications, Inc. between January 2004 and January 2006.  He graduated from Cornell University in Nuclear Engineering in 1982.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2009 and 2008 by:

•	each person who served as our chief executive officer in 2009; and

•	each person who served as our chief financial officer in 2009.

Summary Compensation Table

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Pedro E. Racelis, III	2009	-	-	-	-	-	-	-
Former President, Chief Executive Officer, Chief Financial Officer and Director	2008	-	-	41,667	-	-	-	41,667

Patrick Shuster	2009	8,500	-	-	-	-	-	8,500
Chief Financial Officer	2008	100,000	-	-	-	-	-	100,000

Joseph R. Cellura	2009	400,000	18,515	-	-	-	-	418,515
Former President, Chief Executive Officer, Chief Financial Officer and Director	2008	318,904	275,000	-	-	-	-	593,904

Rachel Baer	2009	204,000	3,390	-	-	-	-	207,390
General Counsel	2008	100,000	-	-	-	-	-	100,000

Narrative Disclosure to Summary Compensation Table

Executive Employment Arrangements

During 2008, we issued 5,081,300 shares of our common stock to an affiliate of Mr. Racelis in consideration for his compensation aggregating $41,667.  Mr. Racelis served as our Chief Executive Officer through March 2008.

We paid Mr. Shuster $8,500 during 2009.

The compensation of Mr. Cellura, our Chief Executive Officer is effective March 2008 through December 2009 and is as follows:

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

The Compensation of Ms. Baer, our General Counsel is effective January 1, 2009 and is as follows:

•	Base annual compensation of $204,000;
•	Incentive compensation based on revenues ranging from $10,400 if revenues range between $0-2 million to $102,000 if revenues are in excess of $10 million;
•	2% of all capital raised by the Company;
•	5% of the disposition proceeds upon the sale of the Company;
•	Monthly stipend for office of $3,000 per month.

During 2009, we paid $159,450 to Mr. Cellura.

During 2009, we did not pay Ms. Baer.  During 2009, we issued a note payable to Ms. Baer amounting to $100,000 in satisfaction of the 2008 obligation.

During 2009, M. Cellura and Ms. Baer waive their rights to obtain the equivalent of 8 years of service in a retirement plan until the plan is established and/or approved by the shareholders.

Outstanding Equity Awards as Of December 31, 2009

None.

Potential Payments upon Termination or Change in Control

Upon Termination without cause, Mr. Cellura and Ms. Baer are entitled to a severance payment amounting to their compensation for their remainder of their contract and a one-time payment of $1.5 million, each.  In the event of non-renewal of their contract, they are entitled to $900,000 each.

Director Compensation

We did not compensate any individuals as directors during 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no executory contracts in place requiring equity compensation in 2009 until approved by the shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 4, 2011, by:

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

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)	Shares(%)

Five percent stockholders:
Pedro E. Racelis III ( former chief executive officer) 101 Church Street Suite 14 Los Gatos, CA 95030	39,620,209	6.6%

Henry Zaks (former director) 101 Church Street Suite 14 Los Gatos, CA 95030	13,218,944	5.3%

Named Executive Officers and Directors:
Joseph Cellura (Chief Executive Officer and Director) 101 Church Street Suite 14 Los Gatos, CA 95030	-	-%

Rachel Baer (General Counsel) 101 Church Street Suite 14 Los Gatos, CA 95030	2,500,000	1.0%

Patrick Shuster (former Chief Financial Officer) 101 Church Street Suite 14 Los Gatos, CA 95030	-	-%

Executive Officers and Directors as a group (3 persons)	2,500,000	1.0%

Excluded from the beneficial ownership schedule are 10,000,000 shares held by Ms. Cynthia Baer, a relative of our Chief Executive Officer and our General Counsel.  Also excluded are shares of common stock that the Company intends to issue to Mr. Cellura in satisfaction of a $275,000 promissory note payable by us to two companies in which Mr. Cellura exercises significant influence as officer and shareholder (  Malibu Beach Beverage LLC and TriPacific Consulting, Inc. )

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2008, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

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

Director Independence

Our Board Members are not independent directors as provided in the listing standard of the Nasdaq Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2009, and December 31, 2008, fees for services provided by Sherb & Co., LLP were as follows:

	2009	2008
Audit Fees	$15,000	$15,000

Audit Related Fees (review of annual reports and other SEC filings)	10,400	13,400

Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	__	__

All other fees (acquisition due diligence services)	__	__

Total Fees	$25,400	$28,400

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

All services provided by and all fees paid to Sherb Company LLC in fiscal 2009 were pre-approved by our board of directors, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

CHINA WIRELESS COMMUNICATIONS INC.

Date: March 10, 2011	By:	/s/ Joseph Cellura
Joseph Cellura Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Cellur	Chief Executive Officer and	March 10, 2011
Joseph R. Cellura	Chairman of the Board (Principal Executive Officer and Principal Financial officer)

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Media Exchange Group, Inc. (f/k/a China Wireless Communications, Inc.)

We have audited the accompanying consolidated balance sheets of Media Exchange Group, Inc. (f/k/a China Wireless Communications, Inc.) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Media Exchange Group, Inc. (f/k/a China Wireless Communications, Inc.) and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP New York, New York March 7, 2011

Media Exchange Group, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008

Current Assets:
Cash	$200	$274
Total current assets	200	274

Total assets	$200	$274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$163,093	$125,293
Accrued compensation	696,942	324,901
Derivative liabilities	22,945	14,120
Convertible notes payable and accrued interest- related parties	455,865	327,070
Convertible notes payable and accrued interest	856,170	633,499
Total current liabilities	2,195,015	1,424,883

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 issued and outstanding	234,261	234,261
Additional paid-in capital	15,104,403	15,104,403
Accumulated deficit	(17,533,479)	(16,763,273)

Total stockholders’ deficit	(2,194,815)	(1,424,609)

Total liabilities and stockholders’ deficit	$200	$274

See Notes to Consolidated Financial Statements.

Media Exchange Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended
	December 31,
	2009	2008

Operating expenses:
Selling, general and administrative	$679,414	$1,046,325
Total operating expenses	679,414	1,046,325

Operating loss	(679,414)	(1,046,325)

Other income (expense):
Change in fair value of derivative liabilities	(8,825)	75,543
Interest expense-related parties	(28,795)	(12,070)
Interest expense, net	(53,171)	(85,046)
	(90,791)	(21,573)

Net loss before discontinued operations	(770,205)	(1,067,898)

Income from discontinued operations	-	43,195

Net loss	$(770,205)	$(1,024,703)

Earnings per share:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	0.00
Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	234,260,702	232,483,011

See Notes to Consolidated Financial Statements.

Media Exchange Group, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2008 to December 31, 2009
						Total
			Additional	Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	$	Capital	Income	Deficit	(Deficit)

Balance, January 1, 2008	219,841,653	$219,842	$14,993,703	$935	$(15,738,571)	$(524,091)

Fair value of shares issued for services	14,419,049	14,419	110,700	-	-	125,119
Foreign currency translation adjustment	-	-	-	(935)	-	(935)
Net loss	-	-	-	-	(1,024,703)	(1,024,703)
Ending balance, December 31, 2008	234,260,702	234,261	15,104,403	-	(16,763,274)	(1,424,610)

Net loss	-	-	-	-	(770,205)	(770,205)
Ending balance, December 31, 2009	234,260,702	$234,261	$15,104,403	$-	$(17,533,479)	$(2,194,815)

See Notes to Consolidated Financial Statements.

Media Exchange Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(770,205)	$(1,024,703)
Adjustments to reconcile net loss to net cash used in
operating activities:
Income from discontinued activities	-	(43,195)
Fair value of shares issued for services	-	125,119
Fair value of derivative liability contracts at issuance	-	89,663
Amortization of beneficial conversion feature	-	48,750
Change in fair value of derivative liabilities	8,825	(75,543)
Changes in operating assets and liabilities:
Accrued interest	53,171	36,296
Accrued interest related parties	28,795	12,070
Accrued compensation	472,041	734,903
Accounts payable and accrued expenses	37,799	-
Net cash used in continuing operations	(169,574)	(96,640)
Net cash used in operating activities of discontinued operations	-	(79,267)
Net cash used in operating activities	(169,574)	(175,907)

Cash flows from financing activities:
Proceeds from notes payable	169,500	95,000

Net cash provided by financing activities	169,500	95,000

Net decrease in cash	(74)	(80,907)

Effect of variation of exchange rate on cash held in foreign currency	-	(935)

Cash, beginning of year	274	82,116

Cash, end of year	$200	$274

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$100,000	$410,000

See Notes to Consolidated Financial Statements.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($17.5 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries CW Communications, Inc. (between July 1, 2006 and March 31, 2008) and Tianjin Create IT Company LTD (“Create Co.”) (between January 1, 2006 and March 31, 2008).   All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they will differ from actual results. Included in these estimates are assumptions about recovery of assets from discontinued operations and allocation of expenses between continued and discontinued operations.

Loss from Continuing Operations

The loss from continuing operations was approximately $770,000 and $1.1 million during 2009 and 2008, respectively.  Operating expenses were approximately $679,000 and $1,046,000 during 2009 and 2008, respectively.  Interest expense amounted to approximately $82,000 and $97,000 during  2009 and 2008, respectively.  Decrease and increase in fair value of derivative liabilities amounted to approximately $9,000 and $75,000 during  2009 and 2008, respectively.

Income from Discontinued Operations

Income from discontinued operations amounted to approximately $43,000 during 2008.   The income from discontinued operations during 2008 consists of revenue of approximately $168,000 costs of sales of approximately $133,000 and operating expenses of approximately $7,000.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009 and December 31, 2008.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of December 31, 2009 and December 31, 2008, the Company had no deposits in excess of FDIC limits in the US.

Geographic Concentration

Substantially all of the Company’s revenues during 2008  were generated from China, which operations are discontinued.

Revenue Recognition

The Company’s revenue recognition policy was as follows:

Product Sales

Revenue from the sale of systems using the Company’s implantable microchip or other products was recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of customer could not  be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:

•	a purchase order has been received or a contract has been executed;

•	the product is shipped;

•	title has transferred;

•	the price is fixed or determinable;

•	there are no uncertainties regarding customer acceptance;

•	collection of the sales proceeds is reasonably assured; and

•	the period during which the customer has a right to return the product has elapsed.

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

There were no outstanding stock option grants as of December 31, 2009 and 2008.  The outstanding warrants amounted to 2,000,000 at December 31, 2008.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 48,690,0,000 and 53,990,000 as of December 31, 2009 and 2008, respectively.  The conversion feature of such notes lapsed between December 2009 and January 2011. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at December 31, 2009 and December 31, 2008 and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2009 and December 31, 2008, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The conversion feature of the convertible promissory notes outstanding at December 31, 2009 have lapsed between  February 2008 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2009 and  2008 , with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at December 31, 2009 and, 2008 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2009 and  2008, respectively. The derivative liabilities are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None

Note 2- Notes Payable and Notes Payable to Related Parties

	December 31,	December 31,
	2009	2008
$415,000 and $315,000 Notes payable to related parties, interest rate ranging from 5% to 8% per annum, unsecured and maturing between March 2009 and January 2010. At the Company’s option, the principal is convertible into shares of the Company’s common stock for $140,000 of such notes at a price of $0.004 per share, including accrued interest of $40,865 and $12,070.	$455,865	$327,070

$749,500 and $580,000 Notes payable, interest rate ranging from 5% to 8% interest per annum, unsecured and maturing between February 2008 and July 2010. At the Company’s option, the principal is convertible for $161,500 of such notes into shares of the Company’s common stock at a prices ranging between $0.004 to $0.025 per share, including accrued interest of $106,670 and $53,499.	856,170	633,499
	$1,312,035	$960,569

During 2009, the Company issued a note payable to its General Counsel amounting to $100,000 to satisfy compensation liabilities.

During 2008, the Company issued notes payable aggregating $410,000 to satisfy compensation liabilities, of which two notes aggregating $275,000 were issued to affiliates wholly-owned by the Company’s current chief executive officer.

During 2009, the Company generated proceeds by issuing $169,500 notes payable.

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

The Convertible promissory notes provide that the Company issues the equivalent of 48,690,000 and 53,390,000  shares of common stock at December 31, 2009 and 2008, respectively.  However, the conversion feature of such instruments has lapsed without additional consideration provided by the Company.  Accordingly, the Company believes that there is no value attributable to such derivative liabilities at December 31, 2009.  However, the rights held by the Company’s Chief Executive Officer to 7% of the Company’s shares of common stock and 150,000 shares of Preferred Stock are still outstanding.  The rights to the shares of common stock consist of 17,500,000 shares.  The rights associated with the common stock and preferred stock were valued at approximately $88,000 and $1,500 at the date of grant in March 2008 and April 2008, respectively.   The fair value of such liability has declined to approximately $25,000 and $14,000 at December 31, 2009 and 2008, respectively.  The increase and decrease in fair value of in the derivative liabilities of approximately $23,000 and $81,000 during  2009 and 2008, respectively  has been recorded as other expense and income in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at each measurement date.

Note 4. Stockholder’s Deficit.

Common Stock

The Company issued 14,419,049 shares of its common stock for services performed by its directors, employees, and contractors during 2008.  The fair value of the shares amounted to approximately $125,000.

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

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Deferred tax assets (liabilities):
Accrued expenses, accrued compensation and notes payable issued for services	$676,000	$480,000
Net operating loss carryforwards	711,000	635,000

Gross deferred tax assets	1,387,000	1,115,000
Valuation allowance	(1,387,000)	(1,115,000)

Net deferred taxes	$-	$-

The valuation allowance at December 31, 2009 and 2008, has primarily been provided for net U.S. deferred tax assets.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes from continuing operations and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2009	2008
	%	%
Statutory tax benefit	(35.0)	(35.0)
State income taxes, net of federal effects	(3.4)	(3.4)

Valuation allowance	38.4	32.1
Permanent difference	-	6.3
	-	-

On December 31, 2009, the Company had U.S. federal net operating loss carry forwards of approximately $1.9 million for income tax purposes that expire in various amounts through 2029.

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

Note 8. Subsequent Events

The Company issued notes payable aggregating approximately $1.7 million by issuing notes payables to certain investors and service providers after December 31, 2009 for both cash and services consideration. The Company satisfied its obligations under $52,500 of notes issued during 2008 by issuing 15,200,000 shares of its common stock in 2010.

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