Form 10-Q
period 2010-03-31
Media Exchange Group, Inc.
filed 2011-03-31
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 249,460,702 shares of common stock are issued and outstanding as of March 29, 2011.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Media Exchange,” the Company”, “ we”, “our”, and “us” refers to Media Exchange Group, Inc., a Nevada corporation, and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2009 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

i

Media Exchange Group, Inc.

INDEX

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	16

Signatures		17

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Media Exchange Group, Inc.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)	(1)
Current Assets:
Cash	$200	$200
Total current assets	200	200

Total assets	$200	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$206,643	$163,093
Accrued compensation	846,142	696,942
Convertible notes payable and accrued interest- related parties	511,397	455,865
Convertible notes payable and accrued interest	1,041,151	856,170
Derivative liabilities	74,200	22,945
Total current liabilities	2,679,533	2,195,015

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 issued and outsdanding	234,261	234,261
Additional paid-in capital	15,104,403	15,104,403
Accumulated deficit	(18,017,997)	(17,533,479)

Total stockholders’ deficit	(2,679,333)	(2,194,815)

Total liabilities and stockholders’ deficit	$200	$200

(1)  Derived from audited financial statements

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating expenses:
Research and development	$103,600	$-
Selling, general and administrative	310,750	179,800
Total operating expenses	414,350	179,800

Operating loss	(414,350)	(179,800)

Other income(expenses):
Change in fair value of derivative liabilities	(47,655)	3,530
Interest expense related parties	(7,532)	(6,945)
Interest expense, net	(14,981)	(12,024)
	(70,168)	(15,439)

Net loss	$(484,518)	$(195,239)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	234,260,702	234,260,702

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(484,518)	$(195,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	47,655	(3,530)
Fair value of derivative liabilities upon issuance of debt for services rendered	3,600	-
Changes in operating assets and liabilities:
Accrued interest	14,981	12,024
Accrued interest-related parties	7,532	6,945
Accrued compensation	297,200	107,921
Accounts payable and accrued expenses	43,550	10,800
Net cash used in operating activities	(70,000)	(61,079)

Cash flows from financing activities:
Proceeds from notes payable	70,000	61,000
Net cash provided by financing activities	70,000	61,000

Net decrease in cash	-	(79)

Cash, beginning of period	200	274

Cash, end of period	$200	$195

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$48,000	$100,000

Issuance of convertible notes payable to satisfy liabilities	$100,000	$-

See Notes to Unaudited Financial Statements.

MEDIA EXCHANGE GROUP, INC.

Notes to Unaudited Financial Statements

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

The balance sheet presented as of March 31, 2010 is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K.  The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results for fiscal 2010.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($18.0 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2010 and December 31, 2009.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of March 31, 2010 and December 31, 2009, the Company had no deposits in excess of FDIC limits in the US.

Share-Based Compensation

Share-based compensation expenses are reflected in the Company’s  statement of operations under selling, general and administrative expenses.

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

There were no outstanding stock option grants as of March 31, 2010 and December 31, 2009.   The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 86,230,000 and 53,930,000  as of March 31, 2010 and December 31, 2009, respectively.  The conversion feature of a note amounting to $100,000 and convertible into 4,000,000 shares of the Company’s stock has not lapsed. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at March 31, 2010 and December 31, 2009 and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2010 and December 31, 2009, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The conversion feature of the substantially all convertible promissory notes outstanding at March 31, 2010 have lapsed between  December  2009 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However,  the conversion feature of one note amounting to $100,000 and convertible into 4,000,000 shares of the Company’s common stock , the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share and under the convertible note payable using the binomial method.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2010 and December 31, 2009, with the exception of its convertible promissory notes and the derivative liability associated with one note payable amounting to $100,000.  The carrying amounts of the convertible promissory notes at March 31, 2010 and December 31, 2009 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2010 and December 31, 2009, respectively. The derivative liabilities are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None.

Note 2. Notes Payable and Notes Payable to Related Parties

	March 31,	December 31,
	2010	2009
$463,000 and $415,000 Notes payable to related parties, 5% to 8% interest per annum, unsecured and maturing between March 2009 and February 2011. At the Company’s option, the principal is convertible into the Company’s common stock for $48,000 of such notes at a price of $0.004 per share, including accrued interest of $48,397 and $40,865.	$511,397	$455,865

$919,500 and $749,500 Notes payable, interest rate ranging from 5% to 8% interest per annum, unsecured and maturing between February 2008 and March 2011. At the Company’s option, the principal is convertible for $489,500 of such notes into shares of the Company’s common stock at a prices ranging between $0.004 to $0.01 per share, including accrued interest of $121,651 and $106,670.	1,041,151	856,170
	$1,552,548	$1,312,035

During the three-month period ended March 31, 2009,  the Company issued a note payable to its General Counsel amounting to $100,000 to satisfy compensation liabilities.

During the three-month period ended March 31, 2010,  the Company issued a note payable to two consultants aggregating $148,000, one of which amounted to $48,000 issued to a relative of our chief executive officer.

During the three-month period ended March 31, 2010 and 2009, the Company generated proceeds by issuing $70,000 and $61,000 notes payable, respectively.

Notes payable aggregating $1,056,000 were past due at March 31, 2010.

Note 3.  Derivative Liabilities

The Company estimated its derivative liabilities under its outstanding contracts at March 31, 2010.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.  Additionally, the Company has granted 150,000 shares of its Preferred Stock without finalizing the terms of such preferred stock until January 2011.

The conversion feature of the substantially all convertible promissory notes outstanding at March 31, 2010 have lapsed between  December  2008 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the conversion feature of one note amounting to $100,000 and convertible into 4,000,000 shares of the Company’s common stock , the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share and under the convertible note payable using the binomial method.

The aggregate fair value of derivative liabilities at March 31, 2010 and December 31, 2009 amounted to approximately $74,000 and $23,000, respectively.

During the three-month period ended March 31, 2010, the Company issued a $100,000 note payable which is convertible into 4,000,000 shares of the Company’s common stock.  The fair value of the embedded conversion feature at the date of issuance amounted to $3,600 and was recorded as research and development expense as additional consideration provided for the services of a software engineer.

The fair value of the rights and embedded conversion feature were based on the Company’s quoted traded price and the binomial; method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

		Issuance during
		the three-month
	March 31,	period ended	December 31,
	2010	March 31, 2010	2009
Rights:
market value	$0.004	N/A	$0.0013

Embedded Conversion Featrue:
Effective Exercise price	$0.025	$0.025	N/A
Effective Market price	0.04	0.04	N/A
Volatility	116%	116%	N/A
Risk-free interest	0.40%	0.40%	N/A
Terms	1 year	1 year	N/A
Expected dividend rate	0%	0%	N/A

The fair value of derivative liabilities increased by approximately $48,000 between measurement dates during the three-month period ended March 31, 2010.  Such increase is recorded as other expense in the accompanying statement of operations.

Note 4. Commitments and Contingencies.

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

Note 5. Subsequent Events

The Company has issued approximately $1.4 million notes payable after March 31, 2010, in consideration of both cash and services from investors and vendors, repsectively. The Company satisfied its obligations under $52,500 of notes issued during 2008 by issuing 15,200,000 shares of its common stock in 2010.

Item 2. Management's Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-Month Periods Ended		(Decrease)	(Decrease)
	March 31,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009
Operating expenses:
Research and development	$103,600	$-	$103,600	NM
Selling, general and administrative	310,750	179,800	130,950	72.8%
Total operating expenses	414,350	179,800	234,550	130.5%

Operating loss	(414,350)	(179,800)	234,550	130.5%

Other income(expenses):
Change in fair value of derivative liabilities	(47,655)	3,530	(44,125)	NM
Interest expense related parties	(7,532)	(6,945)	587	8.5%
Interest expense, net	(14,981)	(12,024)	2,957	24.6%
	(70,168)	(15,439)	54,729	354.5%

Net loss	$(484,518)	$(195,239)	$289,279	148.2%

NM:  Not Meaningful

Three-Month Period Ending March 31, 2010 and 2009

Research and development

Research and development consists of consulting fees incurred by the Company in connection with the enhancement of its digital youth sports social network.

The increase in research and development during the three-month period ended March 31, 2010 when compared to the prior year period is primarily due to our enhancement of our digital youth sports social network which began during that period.  We did not incur such expenses during the three-month period ended March 31, 2009.

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the three-month period ended March 31, 2010 when compare to the prior year period is primarily due to increased compensation from additional staff to support our operations and increased compensation to our chief executive officer, pursuant to a new contract effective January 1, 2010.

Interest expense and interest expense to related parties

Interest expense primarily consists of interest on debt.

The increase in interest expense during the three-month period ended March 31, 2010 when compared to the prior year is primarily due to by our weighted-average debt higher during the three-month period ended March 31, 2010 when compared to the comparable prior year period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of unrealized gains or losses associated with derivative liabilities at each measurement date.  The change in change of fair value of derivative liabilities between the three-month period ended March 31, 2010 when compared to the prior year is attributable to a change in the quoted price per share of common stock, one of the key assumptions used in our valuation of such derivative liabilities, during the three-month period ended March 31, 2010 and 2009, respectively.  There was an increase in our quoted price per share during the three-month period ended March 31, 2010 while it remained constant between December 31, 2008 and March 31, 2009.

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

Liquidity

Our cash balance amounted to approximately $200 at March 31, 2010.  We are unable to ascertain that our cash balance will be sufficient to meet our obligations for the next twelve months.

During the three-month period ended March 31, 2010, we used cash flows in operating activities of approximately $90,000.  This is primarily due to our net loss of approximately $485,000, adjusted by the following non-cash transactions or changes in operating activities:

•	Change in fair value of derivative liabilities of approximately $48,000;

•	Increase of accrued compensation of approximately $297,000 and accrued expenses of $44,000;

During the three-month period ended March 31, 2010 we generated proceeds of approximately $70,000 by issuing notes payable.

During the three-month period ended March 31, 2009, we used cash flows from operations of approximately $61,000 in our operating activities.  This is primarily due to our net loss from operating activities of approximately $195,000, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Increase of accrued compensation of approximately $108,000.

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

Derivative liabilities

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of March 31, 2010. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2010, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of March 31, 2010.   We used to have sufficient staff to segregate duties but no longer have the internal resources to do so.  Once we have the proper amount of working capital, we will strengthen our internal controls over financial reporting.

There were no changes in our internal controls during the three-month period ended March 31, 2010.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

No significant development

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2010, we issued $70,000 notes payable to two individuals for cash consideration.  The notes bear interest at a rate of 5% and 7% and mature a year after their issuance.  The notes are convertible into shares of our common stock at rates ranging between $0.025-$0.004 per share, at our option.

During the three-month period ended March 31, 2010, we issued $148,000 notes payable to two individuals in consideration for services provided.  One note of $48,000 was issued to a relative of our chief executive officer.  The notes bear interest at a rate of 5% and mature a year after their issuance.  The notes are convertible into shares of our common stock at a rate of $0.004 per share, at our option.

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

Media Exchange Group, Inc.

Date: March 31, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board