Form 10-Q
period 2010-09-30
Media Exchange Group, Inc.
filed 2011-03-31
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 249,460,702 shares of common stock are issued and outstanding as of March 31, 2011.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Media Exchange Group, Inc.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(1)
Current Assets:
Cash	$10,969	$200
Prepaid expenses	99,750
Total current assets	110,719	200

Total assets	$110,719	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$287,610	$163,093
Accrued compensation	1,022,717	696,942
Convertible notes payable and accrued interest- related parties	647,892	455,865
Convertible notes payable and accrued interest	1,574,936	856,170
Derivative liabilities	737,300	22,945
Total current liabilities	4,270,455	2,195,015

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized,
234,260,702 issued and outsdanding	234,261	234,261
Additional paid-in capital	15,104,403	15,104,403
Accumulated deficit	(19,498,400)	(17,533,479)

Total stockholders’ deficit	(4,159,736)	(2,194,815)

Total liabilities and stockholders’ deficit	$110,719	$200

(1)  Derived from audited financial statements

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Research and development	$41,667	$-	$145,267	$-
Selling, general and administrative	326,891	139,155	1,178,754	519,413
Total operating expenses	368,558	139,155	1,324,021	519,413

Operating loss	(368,558)	(139,155)	(1,324,021)	(519,413)

Other income(expenses):
Change in fair value of derivative liabilities	267,505	15,175	(451,050)	(10,590)
Interest expense related parties	(12,082)	(3,805)	(29,395)	(21,419)
Interest expense, net	(123,593)	(9,693)	(160,455)	(38,650)
	131,830	1,677	(640,900)	(70,659)

Net loss	$(236,728)	$(137,478)	$(1,964,921)	$(590,072)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	234,260,702	234,260,702	234,260,702	234,260,702

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,964,921)	$(590,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	451,050	10,590
Fair value of derivative liabilities upon issuance of debt for services rendered	61,248	-
Amortization of debt discount	110,195	-
Changes in operating assets and liabilities:
Prepaid expenses	(99,750)	-
Accrued interest	54,147	38,650
Accrued interest-related parties	25,507	21,419
Accrued compensation	713,776	321,041
Accounts payable and accrued expenses	124,517	28,799
Net cash used in operating activities	(524,231)	(169,573)

Cash flows from financing activities:
Proceeds from notes payable-related parties	50,000	-
Proceeds from notes payable	485,000	169,500
Net cash provided by financing activities	535,000	169,500

Net increase (decrease) in cash	10,769	(73)

Cash, beginning of period	200	274

Cash, end of period	$10,969	$201

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$123,000	$100,000

Issuance of convertible notes payable to satisfy liabilities	$265,000	$-

Fair value of derivative liabilities upon issuance of debt for cash received	$202,057	$-

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

The balance sheet presented as of September 30, 2010 is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K.  The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results for fiscal 2010.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($19.5 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2010 and December 31, 2009.

Concentration of Credit Risk

The  Company's  cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of September 30, 2010 and December 31, 2009, the Company had no deposits in excess of FDIC limits.

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

There were no outstanding stock option grants as of September 30, 2010 and December 31, 2009.   The outstanding warrants amounted to 12,500,000 at September 30, 2010.   The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 167,380,000 and 53,930,000 as of September 30, 2010 and December 31, 2009, respectively.  Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 17,500,000 shares at September 30, 2010 and December 31, 2009 and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 450,000,000 shares of the Company’s common stock.  The outstanding common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Leve l :	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009 , with the exception of its convertible promissory notes and the derivative liability associated with certain notes payable.  The carrying amounts of the convertible promissory notes at September 30, 2010 and December 31, 2009 approximate their respective fair value based on the Company’s incremental borrowing rate.

 Cash is considered to be highly liquid and easily tradable as of September 30, 2010 and December 31, 2009, respectively. The derivative liabilities are based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None.

Note 2.  Notes Payable and Notes Payable to Related Parties

	September 30,	December 31,
	2010	2009
$588,000 and $415,000 Notes payable to related parties, interest rate ranging between 5%and 8% per annum, unsecured and maturing between March 2009 and May 2011. At the Company’s option, the principal is convertible for $313,000 of such notes into shares of the Company’s common stock at a price of $0.004 per share. Includes accrued interest of $66,372 and $40,865 and debt discount of $6,480 and $0.	$647,892	$455,865

$1,624,500 and $749,500 Notes payable, interest rate ranging from 5% to 8% interest per annum, unsecured and maturing between February 2008 and September 2011. At the Company’s option, the principal is convertible for $699,500 of such notes into shares of the Company’s common stock at a prices ranging between $0.004 to $0.01 per share. Includes accrued interest of $160,818 and $106,670 and debt discount of $210,382 and $0.	1,574,936	856,170
	$2,222,828	$1,312,035

During the nine-month period ended September 30, 2009,  the Company issued a note payable to its General Counsel amounting to $100,000 to satisfy compensation liabilities.

During the nine-month period ended September 30, 2010,  the Company issued a note payable to a relative of the Company’s Chief Executive Officer and its General Counsel amounting to $123,000 to satisfy compensation liabilities.

During the nine-month period ended September 30, 2010,  the Company issued a note payable to consultants aggregating $265,000 to satisfy compensation liabilities.

During the nine-month period ended September 30, 2010 and 2009, the Company generated proceeds by issuing $535,000 and $170,000 notes payable, respectively.  During August 2010, the Company issued a note at a discount of $125,000 and was recognized as debt discount during the nine-month period ended September 30, 2010.

Notes payable aggregating $1.7 million were past due at September 30, 2010.

Note 3.  Derivative Liabilities

The Company estimated its derivative liabilities under its outstanding contracts at September 30, 2010.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.  Additionally, the Company has granted 150,000 shares of its Preferred Stock without finalizing the terms of such preferred stock until January 2011.  Furthermore, the Company granted 12,500,000 warrants to a noteholder in August 2010.

The conversion feature of certain convertible promissory notes outstanding at September 30, 2010 have lapsed between  December  2008 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the conversion feature of certain notes payable amounting to $510,000 and convertible into approximately 84,150,000 shares of the Company’s common stock , the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share and under the convertible note payable using the binomial method.

The aggregate fair value of derivative liabilities at September 30, 2010 and December 31, 2009 amounted to approximately $738,000 and $23,000, respectively.

During the nine-month period ended September 30, 2010, the Company issued  $510,000 notes payable which is convertible into approximately 84,150,000 shares of the Company’s common stock.  The fair value of the embedded conversion features for notes payable issued pursuant to services provided, amounted to approximately $61,000 at their respective date of issuance and was recorded as research and development expense and general and administrative expenses for approximately $4,000 and $57,000, respectively, as additional consideration provided for the services of a software engineer and other consultants.  The fair value of the embedded conversion features for notes payable issued for cash consideration amounted to approximately $38,000 and was recognized as debt discount.

The fair value of the warrants issued to the noteholder in August 2010 amounted to approximately $161,000 and was recognized as debt discount.

The fair value of the rights and embedded conversion feature were based on the Company’s quoted traded price and the binomial; method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

		Issuance during
		the nine-month
	September 30,	period ended	December 31,
	2010	September 30, 2010	2009
Rights:
market value	$ 0.020	N/A	$ 0.0013

Embedded Conversion Feature:
Weighted-average effective exercise price	$0.01-0.025	$0.01-0.025	N/A
Effective Market price	$0.017	$0.004-.019	N/A
Volatility	116%	116%	N/A
Risk-free interest	0.32%	0.32-0.4%	N/A
Terms	1 year	1 year	N/A
Expected dividend rate	0%	0%	N/A

Warrants
Effective exercise price	$0.015	$0.015	N/A
Effective Market price	$0.017	$0.02	N/A
Volatility	116%	116%	N/A
Risk-free interest	0.27%	0.27%	N/A
Terms	2 years	2 years	N/A
Expected dividend rate	0%	0%

The fair value of derivative liabilities increased by approximately $452,000 between measurement dates during the nine-month period ended September 30, 2010.  Such increase is recorded as other expense in the accompanying statement of operations.

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

Note 5. Subsequent Events

The Company has issued approximately $620,000 notes payable after September 30, 2010, in consideration of both cash and services from investors and vendors, respectively. The Company satisfied its obligations under $52,500 of notes issued during 2008 by issuing 15,200,000 shares of its common stock in August 2010.

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

RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-Month Periods Ended		(Decrease)	(Decrease)
	September 30,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009
Operating expenses:
Research and development	$41,667	$-	$41,667	NM
Selling, general and administrative	326,891	139,155	187,736	134.9%
Total operating expenses	368,558	139,155	229,403	164.9%

Operating loss	(368,558)	(139,155)	229,403	164.9%

Other income(expenses):
Change in fair value of derivative liabilities	267,505	-	267,505	NM
Interest expense related parties	(12,082)	(3,805)	8,277	217.5%
Interest expense, net	(123,593)	(9,693)	113,900	1175.1%
	131,830	(13,498)	(145,328)	-2887%

Net loss	$(236,728)	$(152,653)	$99,250	55.1%

NM:  Not Meaningful

Three-Month Period Ending September 30, 2010 and 2009

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the three-month period ended September 30, 2010 when compare to the prior year period is primarily due to increased compensation from additional staff to support our operations and increased compensation to our chief executive officer, pursuant to a new contract effective January 1, 2010.

Interest expense and interest expense to related parties

Interest expense primarily consists of interest on debt.

The increase in interest expense during the three-month period ended September 30, 2010 when compared to the prior year is primarily due to by our weighted-average debt higher during the three-month period ended September 30, 2010 when compared to the comparable prior year period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of unrealized gains or losses associated with derivative liabilities at each measurement date.  The change in change of fair value of derivative liabilities between the three-month period ended September 30, 2010 when compared to the prior year is attributable to a change in the quoted price per share of common stock, one of the key assumptions used in our valuation of such derivative liabilities, during the three-month period ended September 30, 2010 and 2009, respectively.  There was a lower increase in our quoted price per share during the three-month period ended September 30, 2009 which explains why the change in derivative liabilities was lower in the prior year comparable period.

Nine-month Period Ending September 30, 2010 and 2009

Research and development

Research and development consists of consulting fees incurred by the Company in connection with the enhancement of its digital youth sports social network.

The increase in research and development during the nine-month period ended September 30, 2010 when compared to the prior year period is primarily due to our enhancement of our digital youth sports social network which began during that period.  We did not incur such expenses during the three-month period ended September 30, 2009.

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the nine-month period ended September 30, 2010 when compare to the prior year period is primarily due to increased compensation from additional staff to support our operations and increased compensation to our chief executive officer, pursuant to a new contract effective January 1, 2010.

Interest expense and interest expense to related parties

Interest expense primarily consists of interest on debt.

The increase in interest expense during the nine-month period ended September 30, 2010 when compared to the prior year is primarily due to by our weighted-average debt higher during the nine-month period ended September 30, 2010 when compared to the comparable prior year period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of unrealized gains or losses associated with derivative liabilities at each measurement date.  The change in change of fair value of derivative liabilities between the nine-month period ended September 30, 2010 when compared to the prior year is attributable to a change in the quoted price per share of common stock, one of the key assumptions used in our valuation of such derivative liabilities, during the nine-month period ended September 30, 2010 and 2009, respectively.  There was an increase in our quoted price per share during the nine-month period ended September 30, 2010 while it remained constant between December 31, 2008 and September 30, 2009.

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

Liquidity

Our cash balance amounted to approximately $200 at September 30, 2010.  We are unable to ascertain that our cash balance will be sufficient to meet our obligations for the next twelve months.

During the nine-month period ended September 30, 2010, we used cash flows in operating activities of approximately $275,000.  This is primarily due to our net loss of approximately $1.7 million, adjusted by the following non-cash transactions or changes in operating activities:

•	Change in fair value of derivative liabilities of approximately $720,000;

•	Increase of accrued compensation of approximately $554,000 and accrued expenses of $82,000;

During the nine-month period ended September 30, 2010 we generated proceeds of approximately $225,000 by issuing notes payable, of which $50,000 were issued to related parties.

During the nine-month period ended September 30, 2009, we used cash flows from operations of approximately $66,000 in our operating activities.  This is primarily due to our net loss from operating activities of approximately $385,000, adjusted by the following non-cash transactions or changes in operating liabilities:

•	Increase of accrued compensation of approximately $261,000, accrued interest of approximately $38,000 and accrued expenses of $20,000.

During the nine-month period ended September 30, 2009 we generated proceeds of approximately $66,000 by issuing notes payable.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of September 30, 2010. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2010, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of September 30, 2010.   We used to have sufficient staff to segregate duties but no longer have the internal resources to do so.  Once we have the proper amount of working capital, we will strengthen our internal controls over financial reporting.

There were no changes in our internal controls during the three-month period ended September 30, 2010.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

No significant development.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2010, we issued $175,000 notes payable to two individuals for cash consideration.  The notes bear interest at rates ranging between 5% and 7%  and mature a year after their issuance.  The notes are convertible into shares of our common stock at rates ranging between $0.004-$0.025 per share, at our option.

During the three-month period ended September 30, 2010, we issued $470,000 notes to five individuals.  The notes bear interest at a rate of 5% to 7% and mature a year after their issuance.  The notes are convertible into shares of our common stock at rates ranging between $0.004 and $0.05 per share, at our option.

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