Form 10-K
period 2010-12-31
Media Exchange Group, Inc.
filed 2011-05-27
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Over The Counter Stock Market (“OTC:BB”) was $873,112 of  May 26, 2011. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 26, 2011, 498,921 shares of our common stock were outstanding.

The Company declared a reverse stock-split of 500-to -1, effective May 6, 2011.  The number of issued and outstanding shares of common stock, common share equivalents, such as shares issuable pursuant to rights, warrants, and convertible promissory notes, and net loss per share and convertible or exercise price have been restated to reflect the reverse stock split.

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

The Company’s current plan of operations consists of acquiring an operating business.  The Company   identified an  acquisition target but as not reached any final agreements.  The Company’s current plan of business is to seek merger or acquisition opportunities.  The Company’s information technology systems business operations are accounted for as discontinued operations in the accompanying financial statements.

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

Employees

At December 31, 2010, we had two employees apart from our management.  Our Chief Executive Officer and our General Counsel are engaged in outside business activities and anticipates that they will devote to our business limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to business combination.

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

We have approximately $1.5 million in accounts payable and accrued expenses and accrued compensation and $3.0 million in promissory notes and accrued interest at December 31, 2010. If we are unable to satisfy these obligations, then our business will be adversely effected.

Our liabilities exceed $5.1 million at December 31, 2010.  We intend to satisfy such liabilities with a combination of issuance of stock and cash consideration.  However, to satisfy the liabilities by such means, we intend to 1) increase our number of authorized shares and/or 2) effectuate a stock split, and 3) generate proceeds from private placements which would most likely require that we also increase the number of authorized shares and effectuate a stock split.  We are unable to determine whether we will be able to satisfy the liabilities in the manners we intend.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

For the year 2010, we 1) owned no property/real estate/ or engaged into any property leases or rentals at the corporate headquarters,  and 2) did not own/lease/rent any vehicle or equipment for the year 2010 at the corporate headquarters. We currently operate from an office space also occupied by our General Counsel, which consists of 400 square feet, for which we pay $3,000 per month.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded as a “Pink Sheet” Stock under the symbol “CWLC.PK” The Company’s common stock is listed on the OTC Pink Quote. The following table presents the high and low sales price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2010	High	Low
Quarter ended December 31, 2010	$12.4	$6.75
Quarter ended September 30, 2010	$16.25	$8.50
Quarter ended June 30, 2010	$10.00	$2.50
Quarter ended March 31, 2010	$3.00	$0.45

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended December 31, 2009	$0.95	$0.40
Quarter ended September 30, 2009	$0.95	$0.40
Quarter ended June 30, 2009	$0.80	$0.25
Quarter ended March 31, 2009	$0.50	$0.10

Holders

According to the records of our transfer agent, as of May 26, 2011, there were approximately 250 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividends

The Company has not declared any dividends for the two most recent fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	N/A	51,124

Equity compensation plans not approved by security holders	-	N/A	-

Total	-	N/A	51,124

Recent Sales of Unregistered Securities

During the three-month period ended March 31, 2010, we issued $238,000 notes payable to five individuals, of which $90,000 was for cash consideration and $148,000 was for services performed.  The notes bear interest at rates ranging between 5% and 7% and mature between January and March 2011.  The notes are convertible into shares of our common stock at rates ranging between $2 and $12.50 per share, at our option.  The conversion option lapses between December 2010 and May 2011.

During the three-month period ended June 30, 2010, we issued $360,000 notes payable to twelve individuals, of which $185,000 was for cash consideration and $175,000 was for services performed.  The notes bear interest at rates ranging between 5% and 7% and mature between April and June 2011.  The notes are convertible into shares of our common stock at rates ranging between $2 and $12.50 per share, at our option.  The conversion option lapses between December 2010 and June 2011.

During the three-month period ended September 30, 2010, we issued $450,000 notes payable to four individuals, of which $260,000 was for cash consideration and $65,000 was for services performed.  One of the notes included an original issue discount of $125,000.

•
Three of the notes aggregating $75,000 bear interest at rates ranging between 5% and 7% and mature between  July and September 2011.  The notes are convertible into shares of our common stock at rates ranging between $12.5 and $25 per share, at our option.  The conversion option lapses between July and September 2011.

•
One note amounting to $375,000 bears at a rate of 10% per month, up to $125,000, after December 2010, and matures in December 2011.  Additionally, we granted 25,000 warrants, exercisable at $5 per shares of our common stock.  The warrants expire in August 2012.

During the three-month period ended December 31, 2010, we issued $610,508 to seven individuals and Malibu Entertainment Group, Inc., a related party owned solely by our chief executive officer, Mr. Cellura,  of which $365,856 was for cash consideration and $119,652 was for services performed.  One of the notes included an original issue discount of $125,000.

•
Five of the notes aggregating $235,508 bear interest at a rate of 5% and mature between  October and December 2011.  The notes are convertible into shares of our common stock at rates ranging between $2.50 and $25 per share, at our option.  The conversion option lapses between October 2011 and January 2012.

•
One note amounting to $375,000 bears at a rate of 10% per month, up to $125,000, after February 2011,and matures in February 2011.  Additionally, we granted 25,000 warrants, exercisable at $5 per shares of our common stock.  The warrants expire in October 2012.

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

The Company’s current plan of operations consists of acquiring an operating business.  The Company   identified an acquisition target but as not reached any final agreements.  The Company’s current plan of business is to seek merger or acquisition opportunities.

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

2010 and 2009 results of operations

RESULTS OF OPERATIONS

			Increase/	Increase/
	Year ended		(Decrease)	(Decrease)
	December 31,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009
Operating expenses:
Research and development	$284,912	$-	$284,912	NM
Selling, general and administrative	2,025,572	679,414	1,346,158	198.1%
Total operating expenses	2,310,484	679,414	1,631,070	240.1%

Operating loss	(2,310,484)	(679,414)	1,631,070	240.1%

Other income(expenses):
Change in fair value of derivative liabilities	(879,519)	-	(879,519)	NM
Interest expense related parties	(73,167)	(28,795)	44,372	154.1%
Interest expense, net	(591,607)	(53,171)	538,436	1012.6%
	(1,544,293)	(53,171)	1,491,122	2804.4%

Net loss	$(3,854,777)	$(770,205)	$3,084,572	400.5%

NM:  Not Meaningful

Research and development

Research and development consists of consulting fees incurred by the Company in connection with the enhancement of its digital youth sports social network as well as non-refundable payments for licensing fees for the CAPSA module.

The increase in research and development during 2010 when compared to 2009 is primarily due to our enhancement of our digital youth sports social network which began during that period as well as one-time payment for licensing fee for the CAPSA module which amounted to approximately $150,000.  We did not incur such expenses during 2009.

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during  2010 when compared to the prior year is primarily due to increased compensation from additional staff to market our product, support our operations and increased compensation to our chief executive officer, pursuant to a new contract effective January 1, 2010.

Interest expense and interest expense to related parties

Interest expense primarily consists of the amortization of debt discount resulting from discount given as consideration for issuance of debt, debt discount associated with embedded conversion features, and, to a lesser extent, interest on debt.

The increase in interest expense during 2010 when compared to 2009 is primarily due to amortization of debt discount resulting from the granting of discount of $250,000 on two notes payable as well as embedded conversion features aggregating approximately $520,000 issued during 2010, none of which were granted during 2009.

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

Liquidity

We did not have any assets with carrying value at December 31, 2010.  Our cash balance will be not sufficient meet our obligations for the next twelve months.

During 2010, we used cash flows of approximately $926,000 in our operating activities.  This is primarily due to our net loss of approximately $3.9 million, adjusted by the following non-cash transactions or changes in operating activities:

•
Increase in fair value of derivative liabilities of approximately of approximately $880,000, which is related to an increase of the underlying value of the derivative, our price per share of common stock;

•	Fair value of derivative liabilities upon issuance of approximately $224,000 for services performed by consultants to market our product and support our operations;

•	Amortization of debt discount of approximately $547,000 resulting from the grant of discount and embedded conversion features issued during 2010;

•	Increased accrued interest payable aggregating approximately $118,000 due to our inability to pay such interest during 2010;

•	Increased accrued compensation of approximately $1.0 million due to our inability to pay such compensation as incurred;

•	Increased accounts payable and accrued expenses of approximately $208,000 due to our inability to pays such expenses as incurred.

During 2010, we generated proceeds of approximately $926,000 by issuing notes payable, of which $276,000 were issued to related parties by means of common ownership and management.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of December 31, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of December 31, 2010.   We used to have sufficient staff for an operating company but no longer have the internal resources to do so.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

Our directors and executive officers, and their ages and positions, as of December 31, 2010, are set forth below:

Name	Positions with the Company

Joseph R. Cellura	Chief Executive Officer , Director and Chairman of the Board

Rachel Baer	General Counsel

JOSEPH CELLURA, 55.  Mr. Cellura serves as our Chief Executive Officer since March 2008.  He also serves as the Chief executive Officer of TriPacific Capital Corporation, a privately-held consulting company, specializing in providing advice on strategic transactions to small and medium size companies since 2003, and Chairman of the Board and Chief executive Officer of Malibu Entertainment Company, specializing in providing strategic support to entertainment companies.

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

The Board of Directors has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our Board of Directors, other than deminimis non-audit services that may instead be approved in accordance with applicable rules of the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2010 and 2009 by:

•	each person who served as our chief executive officer in 2009; and

•	each person who served as our chief financial officer in 2009.

Summary Compensation Table

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Patrick Shuster	2009	8,500	-	-	-	-	-	8,500
Chief Financial Officer	2010	-	-	-	-	-	-	-

Joseph R. Cellura	2009	400,000	18,515	-	-	-	-	418,515
Former President, Chief Executive Officer, Chief Financial Officer and Director	2010	450,000	-	-	-	-	108,000	576,511

Rachel Baer	2009	204,000	3,390	-	-	-	-	207,390
General Counsel	2010	204,000	18,511	-	-	-	-	222,511

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

During 2010, M. Cellura and Ms. Baer waive their rights to obtain the equivalent of 8 years of service in a retirement plan until the plan is established and/or approved by the shareholders.

Outstanding Equity Awards as Of December 31, 2010

None.

Potential Payments upon Termination or Change in Control

Upon termination without cause, Mr. Cellura and Ms. Baer are entitled to a severance payment amounting to their compensation for their remainder of their contract and a one-time payment of $1.5 million, each.  In the event of non-renewal of their contract, they are entitled to $900,000 each.

Director Compensation

We did not compensate any individuals as directors during 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no executory contracts in place requiring equity compensation in 2010 until approved by the shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of May 25, 2011, by:

•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 19, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 498,922 shares of our common stock outstanding as of May 19, 2011. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Attention: Secretary, 101 Church Street, Suite 14, Los Gatos, California 95030.

Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)	Shares(%)
Five percent stockholders:
Pedro E. Racelis III ( former chief executive officer) 101 Church Street Suite 14 Los Gatos, CA 95030	79,242	6.6%
Henry Zaks (former director) 101 Church Street Suite 14 Los Gatos, CA 95030	26,438	5.3%
Named Executive Officers and Directors:
Joseph Cellura (Chief Executive Officer and Director) 101 Church Street Suite 14 Los Gatos, CA 95030	-	-%
Rachel Baer (General Counsel) 101 Church Street Suite 14 Los Gatos, CA 95030
Executive Officers and Directors as a group (3 persons)	-	-%

Excluded from the beneficial ownership schedule are 20,000 shares held by Ms. Cynthia Baer, a relative of our Chief Executive Officer and our General Counsel.  Also excluded are shares of common stock that the Company intends to issue to Mr. Cellura in satisfaction of a $275,000 promissory note payable by us to two companies in which Mr. Cellura exercises significant influence as officer and shareholder ( Malibu Beach Beverage LLC and TriPacific Consulting, Inc.).  Furthermore, excluded from the beneficial ownership are 150, 000 shares of our Preferred Stock, issued to Mr. Cellura.  Such shares provide voting rights amounting to 450,000,000 votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2009, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

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

Director Independence

Our Board Members are not independent directors as provided in the listing standard of the Nasdaq Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2010 and 2009, fees for services provided by Sherb & Co., LLP were as follows:

	2010	2009

Audit Fees	$45,000	$15,000

Audit Related Fees (review of annual reports and other SEC filings)	21,000	5,400

Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	--	--

All other fees (acquisition due diligence services)	--	--

Total Fees	$66,000	$20,400

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

CHINA WIRELESS COMMUNICATIONS INC.

Date: May 27, 2011	By:	/s/ Joseph R Cellura
Joseph R Cellura Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Cellura	Chief Executive Officer and Chairman of the Board	May 27, 2011
Joseph R. Cellura	(Principal Executive Officer and Principal Financial officer)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Media Exchange Group, Inc.:

We have audited the accompanying balance sheets of Media Exchange Group, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Exchange Group, Inc. at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP

New York, New York
May 26, 2011

Media Exchange Group, Inc.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009

Current Assets:
Cash	$-	$200

Total assets	$-	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$276,418	$163,093
Accrued compensation	1,261,351	696,942
Convertible notes payable and accrued interest- related parties, net of debt discount of $121,477 and $-	604,661	455,865
Convertible notes payable and accrued interest, net of debt discount of $101,749 and $-	2,199,684	856,170
Derivative liabilities	804,367	22,945
Total current liabilities	5,146,481	2,195,015

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized: none issued and outstanding	-	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized, 498,921 and 468,521 issued and outsdanding	499	469
Additional paid-in capital	16,241,276	15,338,195
Accumulated deficit	(21,388,256)	(17,533,479)

Total stockholders’ deficit	(5,146,481)	(2,194,815)

Total liabilities and stockholders’ deficit	$-	$200

See Notes to Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2010	2009

Operating expenses:
Research and development	$284,912	$-
Selling, general and administrative	2,025,572	679,414
Total operating expenses	2,310,484	679,414

Operating loss	(2,310,484)	(679,414)

Other income(expenses):
Change in fair value of derivative liabilities	(879,519)	(8,825)
Interest expense related parties	(73,167)	(28,795)
Interest expense, net	(591,607)	(53,171)
	(1,544,293)	(90,791)

Net loss	$(3,854,777)	$(770,205)

Basic and diluted loss per common share	$(8.05)	$(1.64)

Basic and diluted weighted average common shares outstanding	478,655	468,521

See Notes to Financial Statements.

Media Exchange Group, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2009 to December 31, 2010

						Total Stockholders'
	Common Stock			Additional	Accumulated	Equity
	Shares	$		Paid-in Capital	Deficit	(Deficit)

Balance, January 1, 2009	468,521		$469	$15,338,195	$(16,763,274)	$(1,424,610)

Net loss	-		-	-	(770,205)	(770,205)
Ending balance, December 31, 2009	468,521		469	15,338,195	(17,533,479)	(2,194,815)

Conversion of notes payable into shares of common stock	30,400		30	60,770	-	60,800
Reclassification of liability contracts to equity contracts	-		-	842,311	-	842,311
Net loss	-		-	-	(3,854,777)	(3,854,777)
Ending balance, December 31, 2010	498,921		$499	$16,241,276	$(21,388,256)	$(5,146,481)

See Notes to Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,854,777)	$(770,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	879,519	8,825
Fair value of derivative liabilities upon issuance	224,043	-
Amortization of debt discount	546,945	-
Changes in operating assets and liabilities:
Accrued interest	83,410	53,171
Accrued interest-related parties	34,417	28,795
Accrued compensation	952,409	472,041
Accounts payable and accrued expenses	232,978	37,799
Net cash used in operating activities	(901,056)	(169,574)

Cash flows from financing activities:
Proceeds from notes payable-related parties	152,856	-
Proceeds from notes payable	748,000	169,500
Net cash provided by financing activities	900,856	169,500

Net decrease in cash	(200)	(74)

Cash, beginning of year	200	274

Cash, end of year	$-	$200

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$123,000	$100,000

Issuance of convertible notes payable to satisfy liabilities	$265,000	$-

Debt discount issued upon issuance of convertible notes payable	$250,000	$-

Fair value of deliverative liabilities upon issuance of debt	$520,172	$-

Reclassification of liability contracts to equity contracts	$842,311	$-

Conversion of notes payable into shares of common stock	$60,800	$-

See Notes to Financial Statements.

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

The Company’s current plan of operations consists of capitalizing on its digital sport cards delivery to youth and acquiring an operating business.  The Company has identified an acquisition target but has not reached any final agreement.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($21.1 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they will differ from actual results. Included in these estimates are assumptions about derivative liabilities, such as expected volatility, risk-free interest rate, and expected terms of liability contracts.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2010 and 2009.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of December 31, 2010 and December 31, 2009, the Company had no deposits in excess of FDIC limits in the US.

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

There were no outstanding stock option grants as of December 31, 2010 and 2009 .  The outstanding warrants amounted to 50,000 at December 31, 2010.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 335,854 and 97,380 as of December 31, 2010 and 2009, respectively.  The conversion feature of such notes lapses between January 2011 and 2012. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 35,000 shares at December 31, 2010 and 2009 and 150,000 shares of Preferred Stock, which includes, among other things voting rights equivalent to 90,000 shares of the Company’s common stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2010 and December 31, 2009, which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Certain conversion features of the convertible promissory notes outstanding at December 31, 2010 have lapsed between  February 2008 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the rights to the shares of common stock and preferred stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

Fair Value of Financial Instruments

The Company records or discloses fair value of financial instruments pursuant to FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and  2009 , with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes and the derivative liability associated with certain notes payable.  The carrying amounts of the convertible promissory notes at December 31, 2010 and 2009 approximate their respective fair value based on the Company’s incremental borrowing rate.

 Cash is considered to be highly liquid and easily tradable as of December 31, 2010 and 2009, respectively. The derivative liabilities are primarily based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impact of Recently Issued Accounting Standards

None.

Note 2.  Notes Payable and Notes Payable to Related Parties

	December 31,	December 31,
	2010	2009
$654,949 and $415,000 Notes payable to related parties, interest rate ranging from 5% to 8% per annum, unsecured and maturing between March 2009 and January 2012. At the Company’s option, the principal is convertible for $275,856 of such notes into shares of the Company’s common stock at a price ranging between $2 and $2.50 per share. Includes accrued interest of $71,189 and $40,865 and debt discount of $121,477 and $0.	$604,661	$455,865
$2,113,910 and $749,500 Notes payable, interest rate ranging from 5% to 8% interest per annum- except for two notes aggregating $750,000 which bear interest at 10% per month 120 days after their issuance, unsecured and maturing between February 2008 and January 2012. At the Company’s option, the principal is convertible for $620,652 of such notes into shares of the Company’s common stock at a prices ranging between $2 to $25 per share, including accrued interest of $187,523 and $53,499 and debt discount of $101,749 and $0.	2,199,684	856,170
	$2,804,345	$1,312,035

During 2009, the Company issued a note payable to its General Counsel amounting to $100,000 to satisfy compensation liabilities.

During  2010,  the Company issued a note payable to a relative of the Company’s Chief Executive Officer and its General Counsel amounting to $123,000 to satisfy compensation liabilities.

During 2010,  the Company issued  notes payable to consultants aggregating $265,000 to satisfy compensation liabilities.

During 2010 and 2009, the Company generated proceeds by issuing $900,856 and $169,500 notes payable, respectively.  During 2010, the Company issued two notes at a discount of $250,000 which was recognized as debt discount during 2010.

Notes payable aggregating $1.6 million were past due at December 31, 2010.

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

The conversion feature of certain convertible promissory notes outstanding at December, 2010 have lapsed between  December  2008 and January 2011 without conversion or additional consideration provided to the note holders.  Accordingly, the Company did not issue additional considerations to such instruments and it believes that there is no liability associated with them.  However, the conversion feature of certain notes payable amounting to approximately $341,000 and convertible into approximately 68,000 shares of the Company’s common stock , the rights to the shares of common stock and preferred stock have not lapsed and were still outstanding at December 31, 2010.  The Company estimates its liability under such rights primarily using its traded price per share and under the convertible notes payable using the binomial method.

The aggregate fair value of derivative liabilities at December 31, 2010 and December 31, 2009 amounted to approximately $804,000 and $23,000, respectively.

During  2010, the Company issued  approximately $746,000 notes payable which were convertible into approximately 220,255 shares of the Company’s common stock.  The fair value of the embedded conversion features for notes payable issued pursuant to services provided, amounted to approximately $225,000 at their respective date of issuance and was recorded as research and development expense and general and administrative expenses for approximately $1,000 and $224,000, respectively, as additional consideration provided for the services of a software engineer and other consultants.  The fair value of the embedded conversion features for notes payable issued for cash consideration amounted to approximately $243,000 and was recognized as debt discount.

The fair value of the warrants issued to the noteholder during 2010 amounted to approximately $220,000 and was recognized as debt discount.

The fair value of the rights and embedded conversion feature were based on the Company’s quoted traded price and the binomial method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

The increase in fair value of in the derivative liabilities of approximately $880,000 and $9,000 during  2010 and 2009, respectively  has been recorded as other expense and income in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at each measurement date.

	2010	2010	2009
Rights:
market value	$7.5	N/A	$0.65

Embedded Conversion Feature:
Weighted-average effective exercise price	$5-12.5	$5-12.5	N/A
Effective Market price	$7.5	$2-9.5	N/A
Volatility	116%	116%	N/A
Risk-free interest	0.30%	0.3-0.4%	N/A
Terms	1 year	1 year	N/A
Expected dividend rate	0%	0%	N/A

Warrants
Effective exercise price	$5	$5	N/A
Effective Market price	$8.5	$7.5-10	N/A
Volatility	116%	116%	N/A
Risk-free interest	0.30%	0.27-.30%	N/A
Terms	1.75 years	2 years	N/A
Expected dividend rate	0%	0%

At December 31, 2010, the Company reclassified certain contracts which were previously accounted for as liability contracts to equity contracts.  Such contracts were convertible through May 2011 and the conversion feature of such notes payable have lasped as of the date of  these financial statements.  The Company recorded an increase in additional paid-in capital of approximately $842,000 in connection with such reclassification.

Note 4. Stockholder’s Deficit.

Common Stock

The Company issued 30,400 shares of its common stock in consideration of the conversion of an aggregate of $60,800 in principal and interest during 2010.

The Company declared a reverse stock-split of 500-to -1, effective May 6, 2011.  The number of issued and outstanding shares of common stock, common share equivalents, such as shares issuable pursuant to rights, warrants, and convertible promissory notes, and net loss per share and convertible or exercise price have been restated to reflect the reverse stock split.

Warrants

During 2010, the Company issued 50,000 warrants to certain noteholders. The exercise price of the warrants amounted to $5 per share and expired between July and October 2012.

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

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Accrued expenses, accrued compensation and notes payable issued for services	$1,085,000	$676,000
Net operating loss carryforwards	1,096,000	711,000

Gross deferred tax assets	2,181,000	1,387,000
Valuation allowance	(2,181,000)	1,387,000)

Net deferred taxes	$-	$-

The valuation allowance at December 31, 2010 and 2009,  has primarily been provided for net U.S. deferred tax assets.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes from continuing operations and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2010	2009
	%	%
Statutory tax benefit	(35.0)	(35.0)
State income taxes, net of federal effects	(3.4)	(3.4)

Valuation allowance	22.0	38.4
Permanent differences	16.4	-

	-	-

On December 31, 2010, the Company had U.S. federal net operating loss carry forwards of approximately $2.9 million for income tax purposes that expire in various amounts through 2010.

The utilization of the Company’s US net operating losses will be limited due to possible changes in ownership resulting from a reverse merger, as defined under section 382 of the Internal Revenue Code.

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

Note 7. Segments.

Segment reporting

The Company operated in one segment, information technology systems integration and internet protocol services.  The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, as disclosed in the Company’s statements of operations.

Note 8. Subsequent Events

The Company declared a reverse stock-split of 500-to -1, effective May 6, 2011.  The number of issued and outstanding shares of common stock, common share equivalents, such as shares issuable pursuant to rights, warrants, and convertible promissory notes, and net loss per share and convertible or exercise price have been restated to reflect the reverse stock split.

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