Form 10-Q
period 2011-03-31
Media Exchange Group, Inc.
filed 2011-05-31
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

 []     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes []  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).Yes []   No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[]	Accelerated filer	[]
Non-accelerated filer	[]	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []   No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 498,921 shares of common stock are issued and outstanding as of March 31, 2011.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Media Exchange,” the Company”, “ we”, “our”, and “us” refers to Media Exchange Group, Inc., a Nevada corporation, and our subsidiary. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2010 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Media Exchange Group, Inc.

INDEX

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	F-3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4.	[Removed and reserved]

Item 6.	Exhibits	17

Signatures		17

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Media Exchange Group, Inc.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
	(Unaudited)	(1)
Current Assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$438,741	$276,418
Accrued compensation	1,481,551	1,261,351
Due to related party	21,003	-
Notes payable and accrued interest- related parties, net of debt discount of $83,263 and $121,477	652,983	604,661
Notes payable and accrued interest, net of debt discount of $15,081 and $101,749	2,540,510	2,199,684
Derivative liabilities	311,500	804,367
Total current liabilities	5,446,288	5,146,481

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized: 150,000 and -0- issued and outstanding	1,500	-
Common stock, par value $0.001 per share, 250,000,000 shares of common stock authorized, 498,921 issued and outsdanding	499	499
Additional paid-in capital	16,792,338	16,241,276
Accumulated deficit	(22,240,625)	(21,388,256)

Total stockholders’ deficit	(5,446,288)	(5,146,481)

Total liabilities and stockholders’ deficit	$-	$-

(1):  Derived from audited financial statements
See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF OPERATIONS

	Three-month period ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating expenses:
Research and development	$-	$103,600
Selling, general and administrative	448,026	310,750
Total operating expenses	448,026	414,350

Operating loss	(448,026)	(414,350)

Other income(expenses):
Change in fair value of derivative liabilities	(59,695)	(47,655)
Interest expense related parties	(48,322)	(7,532)
Interest expense	(296,326)	(14,981)
	(404,343)	(70,168)

Net loss	$(852,369)	$(484,518)

Basic and diluted loss per common share	$(1.71)	$(1.03)

Basic and diluted weighted average common shares outstanding	498,921	468,521

See Notes to Unaudited Financial Statements.

Media Exchange Group, Inc.
STATEMENTS OF CASH FLOWS

	Three-month period ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(852,369)	$(484,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	59,695	47,655
Fair value of derivative liabilities upon issuance of debt for services rendered	-	3,600
Amortization of debt discount	124,882	-
Changes in operating assets and liabilities:
Accrued interest	209,658	14,981
Accrued interest-related parties	10,108	7,532
Accrued compensation	247,200	297,200
Accounts payable and accrued expenses	162,323	43,550
Net cash used in operating activities	(38,503)	(70,000)

Cash flows from financing activities:
Due to related party	21,003	-
Proceeds from notes payable	17,500	70,000

Net cash provided by financing activities	38,503	70,000

Net decrease in cash	-	-

Cash, beginning of period	-	200

Cash, end of period	$-	$200

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of convertible notes payable to satisfy liabilities to related parties	$-	$48,000

Issuance of convertible notes payable to satisfy liabilities	$27,000	$100,000

Issuance of shares of Preferred Stock	$1,500	$-

Reclassification of liability contracts to equity contracts	$551,062	$-

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

On April 27, 2011, the Company, Intellicell BioSciences, Inc., a New York corporation (“Intellicell”) and Intellicell Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, IntelliCell will merge with and into the Merger Sub with IntelliCell continuing as the surviving corporation (the “Merger”).
Holders of Intellicell common stock will convert and exchange their shares into the Company’s common stock and preferred stock totaling an aggregate of 36,000,000 shares of the Company’s common stock, which shall be equal to approximately 72% of the Company’s common stock after the Merger.

The completion of the Merger is subject to various conditions set forth in the Merger Agreement, including fulfillment of the customary closing conditions, adoption of the Merger Agreement and the Merger by the holders of the Company’s and Intellicell’s common stock and certain other conditions described in the Merger Agreement.  The Merger Agreement may be terminated by the Company, Intellicell or the Merger Sub if the Merger is not consummated by May 31, 2011.

The balance sheet presented as of March 31, 2011 is unaudited. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K.  The results of operations for the three-month period ended March 31, 2011are not indicative of the results for fiscal 2011.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses since its inception ($22.2 million) as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain equity or debt financing and to merge with a company which will generate cash flows from operating activities.  Management is unable to determine whether it will be successful in obtaining such equity or debt financing or merge with a company generating cash flows from operations.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2011 and December 31, 2010.

Concentration of Credit Risk

The  Company's  US cash  and  cash  equivalents  accounts  are  held  at  financial institutions  and are  insured  by the  Federal  Deposit  Insurance  Corporation ("FDIC") up to  $250,000.  To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.  As of March 31, 2011 and December, the Company had no deposits in excess of FDIC limits in the US.

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

There were no outstanding stock option grants as of March 31, 2011 and 2010.  The outstanding warrants amounted to 50,000 at March 31, 2011 and December 31, 2010.  The outstanding common share equivalents issuable pursuant to conversion of notes payable amounted to 333,577 and 335,854 as of March 31, 2011 and December 31, 2010, respectively.  The conversion feature of such notes lapses between May 2011 and March 2012. Additionally, the chief executive officer obtained rights to 7% of the authorized shares of common stock of the Company which amounted to approximately 35,000 shares at March 31, 2011 and December 31, 2010.   The Company has also issued 150,000 shares of Preferred Stock.  The outstanding warrants and common share equivalents issuable pursuant to convertible notes, shares of Preferred Stock,  and other rights have been excluded from the earnings per share computation due to their anti-dilutive effect.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2011 and December 31, 2010 , which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company believes that certain conversion features embedded in certain of its convertible notes payable and rights to the Company’s common stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible promissory notes as of March 31, 2011.  However, the Company approved a reverse stock-split of 500-to-1 effective May 6, 2011.  Additionally, pursuant to its agreement with Intellicell, the holders of the notes payable will either receive shares of Preferred Stock Series B, which provides for a fixed ratio or will be assigned to a third party, without providing additional considerations to the note holders.  Accordingly, the Company does not believes that there is any liability associated with them.  However, the rights to the shares of common stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

At the respective measurement dates, the Company has computed derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2011 and December 31, 2010 , with the exception of its promissory notes.  The carrying amounts of the convertible promissory notes at December 31, 2010 and 2009 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2010 and 2009, respectively. The derivative liabilities are primarily based on the Company’s quoted trade price per share as traded on the Pink Sheets. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

Impact of Recently Issued Accounting Standards

None

Note 2.  Due to related party

The Company’s general counsel paid certain of the Company’s expenses on its behalf during the three-month period ended March 31, 2011.  Such expenses amounted to approximately $21,000 and are still outstanding at March 31, 2011.  The advances are unsecured, payable on demand and non-interest bearing.

Note 3.  Notes Payable and Notes Payable to Related Parties

	March 31,	December 31,
	2011	2010

$654,949 Notes payable to related parties, interest rate ranging from 5% to 8% per annum, unsecured and maturing between March 2009 and January 2012. At the Company’s option, the principal is convertible for $227,856 of such notes into shares of the Company’s common stock at a price ranging between $2 and $2.50 per share. Includes accrued interest of $81,297 and $71,189 and debt discount of $83,263 and $121,477.	$652,983	$604,661

$2,158,410 and $2,113,910 Notes payable, interest rate ranging from 5% to 8% interest per annum- except for two notes aggregating $750,000 which bear interest at 10% per month 120 days after their issuance, unsecured and maturing between February 2008 and March 2012. At the Company’s option, the principal is convertible for $562,152 of such notes into shares of the Company’s common stock at a prices ranging between $2 to $25 per share, including accrued interest of $397,181 and $187,523 and debt discount of $15,081 and $101,749.	2,540,510	2,199,684

	$3,193,493	$2,804,345

During the three-month period ended March 31, 2011, the Company issued notes payable to consultants aggregating $27,000 for services rendered.

During the three-month period ended March 31, 2010, the Company issued notes payable to consultants aggregating $148,000 for services rendered, one of which amounted to $48,000 issued to a relative of the Company’s chief executive officer.

During the three-month period ended March 31, 2011 and 2010, the Company generated proceeds by issuing $17,500 and $70,000 notes payable, respectively.

During the three-month period ended March 31, 2011, the Company recognized approximately $125,000 in amortization of debt discount.

Notes payable aggregating $2.2 million were past due at March 31, 2011.

Note 4.  Derivative Liabilities

The Company estimated its derivative liabilities under its outstanding contracts at March 31, 2011.  The Company is unable to ascertain that it had a sufficient amount of authorized shares to satisfy its obligations under existing convertible promissory notes and rights held by its chief executive officer pursuant to his employment contract with the Company.  Additionally, the Company had granted 150,000 shares of its Preferred Stock without finalizing the terms of such preferred stock until January 2011 which were issued during the three-month period ended March 31, 2011.

The Company believes that certain conversion features embedded in certain of its convertible notes payable and rights to the Company’s common stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible promissory notes as of March 31, 2011.  However, the Company approved a reverse stock-split of 500-to-1 effective May 6, 2011.  Additionally, pursuant to its agreement with Intellicell, the holders of the notes payable will either receive shares of Preferred Stock Series B, which provides for a fixed ratio or will be assigned to a third party, without providing additional considerations to the note holders.  Accordingly, the Company does not believes that there is any liability associated with them.  However, the rights to the shares of common stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

The Company estimates its liability under such rights primarily using its traded price per share and under the convertible notes payable using the binomial method.

The aggregate fair value of derivative liabilities at March 31, 2011 and December 31, 2010 amounted to approximately $312,000 and 804,000, respectively.

During  the three-month period ended March 31, 2010, the Company issued  $100,000 notes payable which were convertible into approximately 8,000 shares of the Company’s common stock.  The fair value of the embedded conversion features for notes payable issued pursuant to services provided, amounted to approximately $4,000 at their date of issuance and was recorded as research and development expense, as additional consideration provided for the services of a software engineer .

The Company did not attribute any value to the embedded conversion features issued during the three-month period ended March 31, 2011 because management believes that it will not issue additional consideration to such noteholders.

The fair value of the rights and embedded conversion feature were based on the Company’s quoted traded price and the binomial method, respectively, at each measurement date.

The fair value of the derivative instruments were based on the following assumptions:

		Issuance during
		three-month period
Rights:	March 31, 2011	ended March 31, 2010
market value	$8.9	$2

Embedded Conversion Featrue:
Weighted-average effective exercise price	$5	$12.5
Effective Market price	$8.9	$20
Volatility	140%	116%
Risk-free interest	0.30%	0.40%
Terms	.5 year	1 year
Expected dividend rate	0%	0%

Warrants
Effective exercise price	$7.5	N/A
Effective Market price	$8.90	N/A
Volatility	140%	N/A
Risk-free interest	0.30%	N/A
Terms	1.75 years	N/A
Expected dividend rate	0%

The increase in fair value of in the derivative liabilities  between measurement dates, of approximately $60,000 and $48,000 during  the three-month period ended March 31, 2011 and 2010, respectively  has been recorded as other expense in the accompanying statement of operations.  The fair value of the 7% rights and rights to 150,000 shares of Preferred Stock was based on the quoted traded price per share of the Company’s stock at each measurement date.

At March 31, 2011, the Company reclassified certain contracts which were previously accounted for as liability contracts to equity contracts, such all embedded conversion features, warrants, and rights to preferred stock.  The Company recorded an increase in additional paid-in capital of approximately $552,000 in connection with such reclassification.

Note 5. Stockholder’s Deficit.

Common Stock

The Company declared a reverse stock-split of 500-to -1, effective May 6, 2011.  The number of issued and outstanding shares of common stock, common share equivalents, such as shares issuable pursuant to rights, warrants, and convertible promissory notes, and net loss per share and convertible or exercise price have been restated to reflect the reverse stock split.

Preferred Stock

The Company issued 150,000 shares of Preferred Stock to its Chief Executive Officer during the three-month period ended March 31, 2011.  Such shares have voting rights equivalent to 3,000 shares of the Company’s common stock.

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

Reverse Stock-Split

The Company declared a reverse stock-split of 500-to -1, effective May 6, 2011.  The number of issued and outstanding shares of common stock, common share equivalents, such as shares issuable pursuant to rights, warrants, and convertible promissory notes, and net loss per share and convertible or exercise price have been restated to reflect the reverse stock split.

Reverse Merger

On April 27, 2011, the Company,Intellicell and Merger Sub, entered into a Merger Agreement.  Pursuant to the Merger Agreement, IntelliCell will merge with and into the Merger Sub with IntelliCell continuing as the surviving corporation (the “Merger”).

Holders of Intellicell common stock will convert and exchange their shares into the Company’s common stock and preferred stock totaling an aggregate of 36,000,000 shares of the Company’s common stock, which shall be equal to approximately 72% of the Company’s common stock after the Merger.

The completion of the Merger is subject to various conditions set forth in the Merger Agreement, including fulfillment of the customary closing conditions, adoption of the Merger Agreement and the Merger by the holders of the Company’s and Intellicell’s common stock and certain other conditions described in the Merger Agreement.  The Merger Agreement may be terminated by the Company, Intellicell or the Merger Sub if the Merger is not consummated by May 31, 2011.

Authorization to Set the terms of Two Series of Preferred Stock

During May 2011, the Company’ Board of Director authorized and fixed the terms of the following series of Preferred Stock:

•
Series B Preferred Stock-  21,000 shares authorized, convertible in 1,000 shares of the Company’s common stock, with voting rights equivalent to 10,000 shares of the Company’s common stock, and liquidation preference of $1.72 per share of Series B;

•	Series C Preferred Stock-12,000 shares authorized, convertible in 1,000 shares of the Company’s common stock, with voting rights equivalent to 1,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On April 27, 2011, the Company, Intellicell BioSciences, Inc., a New York corporation (“Intellicell”) and Intellicell Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, IntelliCell will merge with and into the Merger Sub with IntelliCell continuing as the surviving corporation (the “Merger”).

Holders of Intellicell common stock will convert and exchange their shares into the Company’s common stock and preferred stock totaling an aggregate of 36,000,000 shares of the Company’s common stock, which shall be equal to approximately 72% of the Company’s common stock after the Merger.

The completion of the Merger is subject to various conditions set forth in the Merger Agreement, including fulfillment of the customary closing conditions, adoption of the Merger Agreement and the Merger by the holders of the Company’s and Intellicell’s common stock and certain other conditions described in the Merger Agreement.  The Merger Agreement may be terminated by the Company, Intellicell or the Merger Sub if the Merger is not consummated by May 31, 2011.

RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	March 31,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010
Operating expenses:
Research and development	$-	$103,600	$(103,600)	NM
Selling, general and administrative	448,026	310,750	137,276	44.2%
Total operating expenses	448,026	414,350	33,676	8.1%

Operating loss	(448,026)	(414,350)	33,676	8.1%

Other income(expenses):
Change in fair value of derivative liabilities	(59,695)	(47,655)	12,040	25.3%
Interest expense related parties	(48,322)	(7,532)	40,790	NM
Interest expense, net	(296,326)	(14,981)	281,345	NM
	(404,343)	(14,981)	389,362	NM

Net loss	$(852,369)	$(484,518)	$367,851	75.9%

NM:  Not Meaningful

Three-Month Period Ending March 31, 2011 and 2010

Research and development

Research and development consists of consulting fees incurred by the Company in connection with the enhancement of its digital youth sports social network.

The decrease in research and development during the three-month period ended March 31, 2011 when compared to the prior year period is primarily due to technological enhancement of our digital youth sports social network which began during the three month period ended March 31, 2010 and ended in the last quarter of fiscal 2010.  We did not incur such expenses during the three-month period ended March 31, 2011.

Selling, general and administrative expenses

Selling, general, and administrative expenses primarily consists of compensation to officers and consultants incurred in connection with researching and identifying strategic transactions and being a publicly-traded company.

The increase in selling, general, and administrative expenses during the three-month period ended March 31, 2011 when compared to the prior year period is primarily due to increased professional fees associated with the filing of a number of quarterly and annual reports during the three-month period ended March 31, 2011.  We did not incur any expenses for such matters during the three-month period ended March 31, 2010.

Interest expense and interest expense to related parties

Interest expense primarily consists of the amortization of debt discount resulting from discount given as consideration for issuance of debt, debt discount associated with embedded conversion features, and, to a lesser extent, interest on debt.

The increase in interest expense during the three-month period ended March 31, 2011 when compared to the prior year period is primarily due to amortization of debt discount resulting from the granting of discount of $250,000 on two notes payable as well as embedded conversion features aggregating approximately $520,000 issued during fiscal 2010 and partly amortized during the three-month period ended March 31, 2011, none of which were granted during the three-month period ended March 31, 2010.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of unrealized gains or losses associated with derivative liabilities at each measurement date.  The change in change of fair value of derivative liabilities between the three-month period ended March 31, 2011 when compared to the prior year is attributable to a change in the quoted price per share of common stock, one of the key assumptions used in our valuation of such derivative liabilities, during the three-month period ended March 31, 2011 and 2010, respectively.  Our quoted price per share during the three-month period ended March 31, 2011 and 2010 increased when compared to the initial measurement date of each respective period.

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

Liquidity

We did not have any cash balances at March 31, 2011.  Our cash balance will be not sufficient to meet our obligations for the next twelve months.

During the three-month period ended March 31, 2011, we used cash flows in operating activities of approximately $39,000.  This is primarily due to our net loss of approximately $852,000, adjusted by the following non-cash transactions or changes in operating activities:

•	Change in fair value of derivative liabilities of approximately $60,000;

•
Amortization of debt discount of approximately $125,000 resulting from the grant of discount and embedded conversion features issued during fiscal and partially amortized during the three-month period ended March 31, 2011;

•	Increased accrued interest payable aggregating approximately $220,000 due to our inability to pay such interest during the three-month period ended March 31, 2011;

•	Increased accrued compensation of approximately $247,000 due to our inability to pay such compensation as incurred;

•	Increased accounts payable and accrued expenses of approximately $162,000 due to our inability to pays such expenses as incurred

During the three-month period ended March 31, 2011 we generated proceeds of approximately $18,000 by issuing notes payable and by receiving advances of approximately $21,000 from Ms. Rachel Baer, our general counsel.

During the three-month period ended March 31, 2010, we used cash flows in operating activities of $70,000.  This is primarily due to our net loss of approximately $485,000, adjusted by the following non-cash transactions or changes in operating activities:

•	Change in fair value of derivative liabilities of approximately $48,000;

•	Increased accrued interest payable aggregating approximately $22,000 due to our inability to pay such interest during the three-month period ended March 31, 2010;

•	Increased accrued compensation of approximately $297,000 due to our inability to pay such compensation as incurred;

•	Increased accounts payable and accrued expenses of approximately $44,000 due to our inability to pays such expenses as incurred

During the three-month period ended March 31, 2011 we generated proceeds of approximately $70,000 by issuing notes payable.

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

Derivative liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2011 and December 31, 2010 , which consist of convertible instruments and rights to shares of the Company’s common stock and to shares of the Company’s Preferred Stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company believes that certain conversion features embedded in certain of its convertible notes payable and rights to the Company’s common stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible promissory notes as of March 31, 2011.  However, the Company approved a reverse stock-split of 500-to-1 effective May 6, 2011.  Additionally, pursuant to its agreement with Intellicell, the holders of the notes payable will either receive shares of Preferred Stock Series B, which provides for a fixed ratio or will be assigned to a third party, without providing additional considerations to the note holders.  Accordingly, the Company does not believes that there is any liability associated with them.  However, the rights to the shares of common stock have not lapsed and are still outstanding.  The Company estimates its liability under such rights using its traded price per share.

At the respective measurement dates, the Company has computed derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of March 31, 2011. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2011, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting were not effective as of March 31, 2011.   We used to have sufficient staff to segregate duties but no longer have the internal resources to do so.  Once we have the proper amount of working capital, we will strengthen our internal controls over financial reporting.

There were no changes in our internal controls during the three-month period ended March 31, 2011.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

No significant development

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2011, we issued $17,500 notes payable to a company and one individual for cash consideration.  The notes bear interest at 5%  and mature a year after their issuance.  The notes are convertible into shares of our common stock at rates ranging between $2 and $12.50 per share, at our option.

During the three-month period ended March 31, 2011, we issued $27,000 notes to two individuals in consideration for services provided.   The notes bear interest at a rate of 5% and mature a year after their issuance.  The notes are convertible into shares of our common stock at rates ranging between $5 and $25 per share, at our option.

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

Media Exchange Group, Inc.

Date: May 31, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board