Form 10-Q/A
period 2011-03-31
Media Exchange Group, Inc.
filed 2011-06-01
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2011, which was filed with the Securities and Exchange Commission on May 31, 2011 (the “Original Form 10-Q”).

This Form 10-Q/A is being filed for the sole purpose of adding conformed signatures to Exhibits 31.1, 31.2, 32.1 and 32.2.  The signatures were inadvertently left off of the certification exhibits included with the Original Form 10-Q. No other items included in the Original Form 10-Q have been amended and this Form 10-Q/A does not provide an update for any events that have occurred subsequent to the filing of our Original Form 10-Q.

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

F-3

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

F-4

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

Media Exchange Group, Inc.

Date: June 1, 2011	By:	/s/ Joseph Cellura
Joseph R Cellura
Chief Executive Officer and Chairman of the Board