Form 10-K/A
period 2010-12-31
Media Exchange Group, Inc.
filed 2011-06-02
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No.1 to
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

Explanatory Paragraph

We are filing this Amendment No.1 to our Annual Report on Form 10-K (the “Amendment”) for the fiscal year ended December 31, 2010 as originally filed on May 27, 2011 (the “Original Filing”) to enhance our disclosures related to 1) our licensing agreement with Tarsin (Europe) Limited to use their CAPSA platform and 2) the assignment of a non-exclusive right to sell aVinci products in the United States to certain markets from a related party, Malibu Entertainment Group, Inc. a privately-held company controlled by Mr. Cellura, our chief executive officer.  These revisions did not result in a restatement of our financial statements for any period presented herein.  Additionally, these revisions do not result in a change in our initial evaluation of our of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Exchange Act) as of December 31, 2010. And that such disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

These revisions include the following:

•
Item1. Business- 1) to clarify the rights of the aVinci and myespnhighlights.com products and that such rights were assigned to us from Malibu Entertainment Group, Inc., 2) to expand the disclosure of our licensing agreement with Tarsin (Europe) Limited, and 3) to disclose our research and development expenses;

•	Item 1A. Risk Factors- to disclose additional risk factors;
•
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -1) to clarify the rights of the aVinci and myespnhighlights.com products and that such rights were assigned to us from Malibu Entertainment Group, Inc., 2) to expand the disclosure of our licensing agreement with Tarsin (Europe) Limited and 3) to expand our disclose our research and development expenses and selling, general, and administrative expenses;

•	Item 13. Certain Relationships and Related Transactions, and Director Independence- to disclose the rights assigned to us by Malilbu Entertainment Group, Inc.;
•
Item 15.  Exhibits and Financial Statement Schedules- to file the licensing agreement between Tarsin (Europe) Limited and us and the assignment agreement between Malibu Entertainment Group, Inc. and us.

This Amendment also includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.

Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing.  Other events occurring after the filing of the Original Filing or other disclosure necessary to  reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we intend to operate, as well as the following statements:

This Annual Report on Form 10-K/A also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K/A are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Annual Report on Form 10-K/A and include:

•	our ability to regain the listing of our common stock on the Over The Counter Bulletin Board (“OTC:BB”); and

•	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K/A to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K/A.

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

www.myespnhighlights.com

Specifically, in May 2010, the Company formalized an Assignment Agreement with Malibu Entertainment Group, Inc., a privately-held company controlled by Mr. Joseph Cellura, the CEO of the Company, pursuant to which Malibu Entertainment Group assigned its rights under a certain Master Distributor Agreement dated January 20, 2010 between Malibu Entertainment Group and aVinci Media, LC.  The Master Distributor Agreement grants Malibu (and by way of the Assignment the Company) the non-exclusive right to sell aVinci products in the United States directly to any municipality, school, school district, club, organization or sports team, or through such organizations or associations to any end consumer.

During the course of exploring opportunities related to the business plan involving digital trading cards, the Company met with another unrelated company, Tarsin (Europe) Limited a United Kingdom corporation, between May and August 2010 for the purpose of obtaining the rights to utilize Tarsin’s technology for the back-end of the Company’s digital trading card operations.  On January 1, 2011, the Company entered into an OEM License with Tarsin to license to use Tarsin’s CAPSA platform for the Company’s digital trading card system and for development of said systems.  Since, that time period, the company has invested over $400,000 into Tarsin and the related company 5,000 Feet to utilize the license of the CAPSA system for the digital trading card, as well as other applications the Company has begun to create.  The Company has also either entered into or is seeking to enter into licenses with professional athletes to sponsor its digital trading card business.

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

Our principal executive offices are located at 101 Church Street, Suite 14, Los Gatos, California, 95030. Our telephone number is (408)821-3083. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K/A, we are referring to Media Exchange Group, Inc. and its consolidated subsidiaries.

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

While we continue to believe that our proposed business plan involving digital trading cards remains viable and continue to seek opportunities to further develop said business, our current plan of business is also to seek merger or acquisition opportunities. In this regard, we plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through our principal business or through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company   identified an  acquisition target but as not reached any final agreements.   The Company’s information technology systems business operations are accounted for as discontinued operations in the accompanying financial statements.

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

Research and Development

We incurred approximately $285,000  in expenses on research and development during 2010. Research and development consists of consulting fees incurred by the Company in connection with the enhancement of its digital youth sports social network as well as non-refundable payments for licensing fees for the CAPSA module.

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

To date we have had significant operating losses and an accumulated deficit and have had limited revenues and do not expect to be profitable for at least the foreseeable future, and cannot predict when we might become profitable, if ever.

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the fiscal year ended December 31, 2010 and 2009 was approximately $3.9 million and $770,000, respectively resulting in an accumulated deficit of approximately $21.4 million at December 31, 2010.

We had no revenue for the fiscal year ended December 31, 2010.  Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated May 26, 2011, Sherb & Co., LLP stated that our financial statements for the fiscal year ended December 31, 2010, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

Additional financing is necessary for the implementation of our growth strategy.

We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease of operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Potential claims alleging infringement of third party’s intellectual property by us could harm our ability to compete and result in significant expenses to us and loss of significant rights.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

We lack sales, marketing, and distribution capabilities and depend on third parties to market our services.

We have minimal personnel dedicated solely to sales and marketing of our services and therefore we must rely primarily upon third party distributors to market and sell our services. These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our services that we require. We also rely upon third party carriers to distribute and deliver our services. As such, our deliveries are to a certain extent out of our control. If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available. If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

If we are unable to establish sufficient sales and marketing capabilities or enter in and maintain appropriate arrangements with third parties to market and distribute our services, our business will be harmed.

We have limited experience as a company in the sale, marketing and distribution of our products and services. We depend upon third parties to sell our product both in the United States and internationally. To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we have.

We compete with companies large and small  large companies in the digital trading card  business. To the extent these companies, or new entrants into the market, offer comparable services at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Description of Business - Competition.”

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

www.myespnhighlights.com

Specifically, in May 2010, the Company formalized an Assignment Agreement with Malibu Entertainment Group, Inc., a privately-held company controlled by Mr. Joseph Cellura, the CEO of the Company, pursuant to which Malibu Entertainment Group assigned its rights under a certain Master Distributor Agreement dated January 20, 2010 between Malibu Entertainment Group and aVinci Media, LC.  The Master Distributor Agreement grants Malibu (and by way of the Assignment the Company) the non-exclusive right to sell aVinci products in the United States directly to any municipality, school, school district, club, organization or sports team, or through such organizations or associations to any end consumer.

During the course of exploring opportunities related to the business plan involving digital trading cards, the Company met with another unrelated company, Tarsin (Europe) Limited a United Kingdom corporation, between May and August 2010 for the purpose of obtaining the rights to utilize Tarsin’s technology for the back-end of the Company’s digital trading card operations.  On January 1, 2011, the Company entered into an OEM License with Tarsin to license to use Tarsin’s CAPSA platform for the Company’s digital trading card system and for development of said systems.  Since, that time period, the company has invested over $400,000 into Tarsin and the related company 5,000 Feet to utilize the license of the CAPSA system for the digital trading card, as well as other applications the Company has begun to create.  The Company has also either entered into or is seeking to enter into licenses with professional athletes to sponsor its digital trading card business.

Among other things, this website allows young sports participant to personalize, showcase and share their passion for a professional sport.  We work with various national youth sports league to help build their player database through registrations.  The profile control the management and sharing of sport profiles, statistics and content.  We use the Capsa platform to ensure support across significant carriers and handset.

While we continue to believe that our proposed business plan involving digital trading cards remains viable and continue to seek opportunities to further develop said business, our current plan of business is also to seek merger or acquisition opportunities. In this regard, we plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through our principal business or through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company   identified an  acquisition target but as not reached any final agreements.   The Company’s information technology systems business operations are accounted for as discontinued operations in the accompanying financial statements.

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

The increase in selling, general, and administrative expenses during  2010 when compared to the prior year is primarily due to increased compensation from additional staff to market our product, support our operations and increased compensation to our chief executive officer, pursuant to a new contract effective January 1, 2010. A substantial portion of our selling, general, and administrative expenses were business development expenses incurred in connection with developing strategic alliances to 1) expand the technological delivery of our digital trading card platform and 2) expand and implement a referral system and marketing programs with certain organizations and associations to ultimately market our digital trading card platform to young sport participants and their parents.

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

During 2010, we generated proceeds of approximately $900,000 by issuing notes payable, of which approximately $153,000 were issued to related parties by means of common ownership and managementThe proceeds were primarily used to pay compensation to officers and consultants, which devoted a significant amount of time in connection with developing strategic alliances to 1) expand the technological delivery of our digital trading card platform and 2) expand and implement a referral system and marketing programs with certain organizations and associations to ultimately market our digital trading card platform to young sport participants and their parents as well as a one-time payment for the licensing of CAPSA..

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2009, there has not been, with the exception of the following, , and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

In May 2010, the Company formalized an Assignment Agreement with Malibu Entertainment Group, Inc., a privately-held company controlled by Mr. Joseph Cellura, the CEO of the Company, pursuant to which Malibu Entertainment Group assigned its rights under a certain Master Distributor Agreement dated January 20, 2010 between Malibu Entertainment Group and aVinci Media, LC.  The Master Distributor Agreement grants Malibu (and by way of the Assignment the Company) the non-exclusive right to sell aVinci products in the United States directly to any municipality, school, school district, club, organization or sports team, or through such organizations or associations to any end consumer.

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

CHINA WIRELESS COMMUNICATIONS INC.

Date: June 2, 2011	By:	/s/ Joseph R Cellura
Joseph R Cellura Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Cellura	Chief Executive Officer and Chairman of the Board	June 2, 2011
Joseph R. Cellura	(Principal Executive Officer and Principal Financial officer)

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

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Amendment to Articles of Incorporation (3)

3.4	Certificate of Amendment to Articles of Incorporation (4)

10.1	2003 Stock Plan, as amended (5)

10.2	Employment Agreement dated April 23, 2004 with Pedro E. Racelis III (6)

10.3	Consulting Agreement with Jiaxin Consulting Group, Inc. dated December 8, 2004 (8)

10.4	Letter agreement with Tianjin Create IT Company Ltd. dated May 24, 2005 (9)

10.5	Employment Agreement dated July 20, 2005 with Michael A. Bowden (10)

10.6	Promissory Note, dated August 1, 2005 in the amount of $12,698 payable to Michael Bowden (10)

10.7	Employment Agreement dated March 1, 2006 with Michael A. Bowden (10)

10.8	Employment Agreement dated March 1, 2006 with Pedro E. Racelis III (10)

10.9	Amendment to Letter agreement with Tianjin Create IT Company Ltd. dated May 18, 2006 (10)

10.10	Promissory Note, dated May 3, 2006 in the amount of $15,500 payable to Pedro E. Racelis III (10)

10.11	Promissory Note, dated May 3, 2006 in the amount of $23,217 payable to Henry Zaks (10)

10.12	Promissory Note, dated May 3, 2006 in the amount of $73,059 payable to Michael Bowden (10)

10.13	Promissory Note, dated May 30, 2006 in the amount of $3,612 payable to Pedro E. Racelis III (11)

10.14	Promissory Note, dated June 16, 2006 in the amount of $2,000 payable to Henry Zaks (11)

10.15	Promissory Note, dated June 16, 2006 in the amount of $1,612 payable to Michael A. Bowden (11)

10.16	Promissory Note, dated June 26, 2006 in the amount of $10,000 payable to Michael A. Bowden (11)

10.17	Promissory Note, dated June 27, 2006 in the amount of $7,680 payable to Henry Zaks (11)

10.18	Forgiveness of Promissory Note, dated July 5, 2006 in the amount of $73,059 payable to Michael A. Bowden (12)

10.19	Promissory Note, dated July 27, 2006 in the amount of $6,300 payable to Michael A. Bowden (12)

10.20	Promissory Note, dated September 26, 2006 in the amount of $5,000 payable to Michael A. Bowden (12)

10.21	Promissory Note, dated September 28, 2006 in the amount of $4,708 payable to Henry Zaks (12)

10.22	Conversion Election Letter dated October 5, 2006 from Pedro E. Racelis III (12)

10.23	Conversion Election Letter dated October 30, 2006 from Henry Zaks (12)

10.24	Amendment to Letter Agreement Tianjin Create IT Company Ltd. dated November 7, 2006 (12)

10.25	Conversion Election Letter dated November 7, 2006 from Henry Zaks (14)

10.26	Conversion Election Letter dated November 7, 2006 from Henry Zaks (14)

10.27	Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (14)

10.28	Promissory Note, dated November 8, 2006 in the amount of $6,000 payable to Michael A. Bowden (14)

10.29	Forgiveness of Promissory Note, dated November 8, 2006 in the amount of $30,000 payable to Michael A. Bowden (14)

10.30	Promissory Note, dated November 10, 2006 in the amount of $20,000 payable to Henry K. Zaks (14)

10.31	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (14)

10.32	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (14)

10.33	Conversion Election Letter dated November 13, 2006 from Michael A. Bowden (14)

10.34	Promissory Note, dated November 14, 2006 in the amount of $3,900 payable to Michael A. Bowden (14)

10.35	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,300 payable to Michael A. Bowden (14)

10.36	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $5,000 payable to Michael A. Bowden (14)

10.37	Forgiveness of Promissory Note, dated November 17, 2006 in the amount of $6,000 payable to Michael A. Bowden (14)

10.38	Forgiveness of Promissory Note, dated November 30, 2006 in the amount of $3,900 payable to Michael A. Bowden (14)

10.39	Promissory Note, dated December 11, 2006 in the amount of $4,800 payable to Michael A. Bowden (14)

10.40	Forgiveness of Promissory Note, dated December 15, 2006 in the amount of $4,800 payable to Michael A. Bowden (14)

10.41	Promissory Note, dated December 27, 2006 in the amount of $5,200 payable to Michael A. Bowden (14)

10.42	Promissory Note, dated December 2, 2006 in the amount of $3,200 payable to Michael A. Bowden (14)

10.43	Forgiveness of Promissory Note, dated December 29, 2006 in the amount of $5,200 payable to Michael A. Bowden (14)

10.44	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden (14)

10.45	Forgiveness of Promissory Note, dated December 31, 2006 in the amount of $3,200 payable to Michael A. Bowden (14)

10.46	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Pedro E.Racelis III (14)

10.47	Revolving Line of Credit Agreement and Promissory Note, dated January 1, 2007 in the amount of $30,000 payable to Henry Zaks (14)

10.48	Assignment Agreement, dated May 1, 2010, between Malibu Entertainment Group, Inc. and Media Exchange Group.

10.49	OEM License Terms and Conditions, dated Januaray 1, 2010, between Tarsin (Europe) Limited and Media Exchange Group, Inc.

14.1	Code of Ethics

16.1	Letter from Bongiovanni and Associates, dated January 11, 2007 (13)

21.1	Subsidiaries of the registrant (14)

31.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by Charles P. Shuster, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification by Joseph R. Cellura, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Charles P. Shuster, Chef Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 17, 2003 filed with the SEC on March 18, 2003.

(2)	Incorporated by reference from the exhibits to the Registration Statement on Form SB-1 filed with the SEC on November 6, 2000, File No. 333-49388.

(3)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated March 22, 2003, filed with the SEC on March 31, 2003.

(4)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 22, 2004, filed with the SEC on November 24, 2004.

(5)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the SEC on April 9, 2003.

(6)	Incorporated by reference to the exhibits to the registrant's registration statement on Form S-8, File No. 333-104457, filed with the SEC on April 27, 2004.

(7)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 15, 2003, filed with the SEC on April 22, 2003.

(8)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2005.

(9)	Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K dated May 24, 2005, filed with the SEC on June 6, 2005.

(10)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on May 22, 2006.

(11)	Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 4, 2006.

(12)	Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006.

(13)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K/A dated January 3, 2007, filed with the SEC on January 11, 2007.

(14)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed, filed with the SEC on April 13, 2007.