Form 10-Q
period 2011-06-30
Intellicell Biosciences, Inc.
filed 2011-08-22
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 333-49388

INTELLICELL BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1966948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 76th Street, 6th Floor
New York, New York 10021
(Address of principal executive offices) (zip code)

(212) 249-3050
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No☑

Number of shares of common stock issued and outstanding as of August 15, 2011 was 17,238,399.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current assets:
Cash	$58,777	$3,179
Accounts receivable -net	10,200	70,000
Prepaid expenses	313,899	-
Total current assets	382,876	73,179
Equipment - net	108,275	27,000
Other assets
Restricted cash for security deposit	650,000	-
	$1,141,151	$100,179
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Convertible debentures	$1,168,577	$-
Notes payable	1,123,627	-
Accounts payable and accrued expenses	381,757	32,647
Deferred income	120,000	-
Derivative liabilities	11,621,258	-
Accrued liabilities, related party	679,932	477,855
Total current liabiites	15,095,151	510,502

Commitments
Stockholders’ deficit :
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 20,521 issued and outstanding	205	-
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 12,123 issued and outstanding	121	-
Common stock; $0.001 par value; 50,000,000 shares authorized ;17,238,399 shares and 16,545,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	17,239	16,545
Additional paid in capital	-	28,120
Accumulated deficit	(13,971,565)	(454,988)
Total stockholders’ deficit	(13,954,000)	(410,323)
	$1,141,151	$100,179

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF LOSS
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2011
Revenues	$58,500	$58,500

Cost of goods sold	46,536	46,536

Gross margin	11,964	11,964

Operating Expenses
Research and development	83,402	176,290
Sales and marketing	106,457	142,939
General and administrative	424,563	1,468,113
Change in fair value of derivative liabilities	11,323,404	11,332,694
	11,937,826	13,120,036
Loss from operations	(11,925,862)	(13,108,072)

Other (income) expense
Interest expense	91,506	91,506

Loss before income taxes	(12,017,368)	(13,199,578)

Provision for income taxes	-	-

Net loss	$(12,017,368)	$(13,199,578)

Loss per share:
Basic	$(0.39)	$(0.41)
Diluted	$(0.39)	$(0.41)

Weighted-average shares outstanding:
Basic	30,432,457	32,437,455
Diluted	30,432,457	32,437,455

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the SixMonths Ended June 30, 2011
(Unaudited)

	Common Stock		Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Additional Paid In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2010	16,545,000	$16,545	-	$-	-	$-	$28,120	$(454,988)	$(410,323)

Proceeds from sales of common stock at $0.50 per share	350,000	350					174,650	$-	175,000

Stock issued for professional services at fair market value	1,656,250	1,656					826,469		828,125

Effect of recapitalization from reverse merger	9,262,631	9,263			12,123	121	(1,039,609)	$(316,999)	(1,347,224)

Exchange by majority shareholder of common stock for Series B preferred stock	(10,575,482)	(10,575)	20,521	205			10,370		-

Net loss for the six months ended June 30, 2011	-	-	-	-	-	-	-	$(13,199,578)	(13,199,578)

Balances, June 30, 2011	17,238,399	$17,239	20,521	$205	12,123	$121	$(0)	$(13,971,565)	$(13,954,000)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOW
For the Six Months Ended June 30, 2011
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,199,578)
Add: Depreciation expense	5,522
Common stock issued for services in excess of proceeds	827,125
Interest from original issue discount on convertible debentures	72,141
Change in fair value of derivative liabilities	11,332,694
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities,:
Decrease in accounts receivable	59,800
Increase in prepaid expenses	(313,899)
Increase in accounts payable and accrued expenses	125,513
Increase in deferred income	120,000
Increase in accrued liabilities	202,077
Net cash used in operating activities	(768,605)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash for security deposit	(650,000)
Purchase of equipment	(86,797)
Cash used in investing activities	(736,797)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	176,000
Proceeds from sale of convertible debentures	1,385,000
Cash provided by financing activities	1,561,000
Net change in cash	55,598
Cash - beginning of period	3,179
Cash - June 30, 2011	$58,777

NON CASH INVESTING AND FINANCING ACTIVITIES
Assumption of notes payable in conjuncture with merger	$1,123,627
Effect of recapitalization from reverse merger	$(1,347,224)
Original issue discount attributed to detachable 5 year warrants sold in conjunction with Convertible Debentures	$288,563
Exchange by majority shareholder of common stock for Series B preferred stock	$-
The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

Formation

Regen Biosciences Inc., a New York corporation (“Regen”), was formed on August 13, 2010 as a pioneering regenerative medicine company to develop and commercialize regenerative medical technologies in large markets with unmet clinical needs.  On February 17, 2011, Regen changed its name to IntelliCell BioSciences Inc. (“IntelliCell”).  To date, IntelliCell has developed proprietary technologies that allow for the efficient and reproducible separation of stromal vascular fraction (branded “IntelliCell™”) containing adipose stem cells that can be performed in tissue processing centers and in doctors’ offices.

In conjunction with the formation of IntelliCell (formally Regen), a shareholder contributed, as part of his initial capital contribution, one hundred percent (100%) of the outstanding stock of Tech Stem Inc., a New York corporation (“Tech Stem”) originally formed on May 24, 2010.  Tech Stem’s business is the sourcing, sales and distribution of laboratory equipment and supplies utilized in tissue processing related to IntelliCell’s technologies

Reverse Merger

On April 27, 2011, IntelliCell and Intellicell Biosciences, Inc. (f/k/a Media Exchange Group, Inc. (the “Company”), a Nevada corporation entered into an Agreement and Plan of Merger by and among the Company , IntelliCell Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company  (“Merger Sub”) and IntelliCell. Thereafter, on June 3, 2011, the parties entered into an Amended and Restated Agreement and Plan of Merger (the Merger Agreement, as amended and restated is hereinafter referred to as the (the “Merger Agreement”). Pursuant to the Merger Agreement, IntelliCell merged with and into the Merger Sub with IntelliCell continuing as the surviving corporation (the “Merger”). As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company ’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock, based upon an effective exchange rate of 1.9405 shares for each share of IntelliCell’s common stock held Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the “IntelliCell Notes”) and warrants issued by IntelliCell (the “IntelliCell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company  common stock as the holder of IntelliCell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, there are an aggregate of $1,385,000 of Intellicell Notes outstanding which are convertible into an aggregate of 1,562,566 shares of common stock of the Company (at a conversion price of $0.88) and warrants to purchase an aggregate of 3,071,542 shares of common stock of the Company (at an exercise price of $0.88).

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following the Merger, Media Exchange Group Inc. changed its name to IntelliCell Biosciences, Inc. (the “Company”). As a result of the Merger, the Company became a wholly-owned subsidiary of the Company, with the Company’s former shareholders acquiring a majority of the outstanding shares of the Company’s common stock, as well as all of the shares of the Company’s series B preferred stock.

2.	Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $13,971,565 as of June 30, 2011, $2,638,871 if the non cash expense related to the Company’s derivative liability is excluded, and further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of IntelliCelland those of Tech Stem Inc., the Company’s wholly owned subsidiary (collectively the “Company”).  All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

GAAP requires certain disclosures regarding the fair value of financial instruments. The fair value of financial instruments is made as of a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the degree of subjectivity that is necessary to estimate the fair value of a financial instrument. GAAP establishes three levels of inputs that may be used to measure fair value:

Level 1 – Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2011:

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative Liabilities	$-	$-	$11,621,258	$11,621,258

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended June 30, 2011:

For the Six Months Ended June 30, 2011
Beginning balance	$-
Beginning balance	$-
Fair value of 2011 warrants at issue date	332,401
Fair value of 2011 embedded conversion feature at issue date	32,209
Change in fair value of embedded warrants included in earnings	7,869,297
Change in fair value of embedded conversion feature included in earnings	3,387,351
Balance at June 30, 2011	$11,621,258

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of June 30, 2011, the Company had executed license agreements and received $120,000 in license fees for two centers which had not yet commenced operations and therefore recognition of such revenue was deferred.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has also entered into agreements with independent sales representative organizations that will market the centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by the Company and recognized upon performance of the laboratory analysis.  Sales of equipment by Tech Stem are recognized when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

Prepaid Expenses

As of June 30, 2011, the Company had made advance payments for the Company’s promotional activities that will occur in the subsequent calendar quarter totaling $202,500. In addition, the Company has made payments of $53,859 advanced rental payments for a new office facility (see Note 10) representing the initial two months’ rent for this facility. The Company has also extended $57,000 in architectural design fees related to the design and construction of this new facility.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits June 30, 2011.

The Company anticipates that it will purchase more than 50% of its lab equipment, for both its own use as well as for resale from one vendor. This vendor sold 62% of the lab equipment purchased by the Company during the six months ended June 30, 2011.

Certain Risks and Uncertainties

The Company has a limited operating history and its prospects are subject to the risks and uncertainties frequently encountered by companies in the early stages of development and commercialization, especially those companies in rapidly evolving and technologically advanced industries such as the biotech / medical device field.  The future viability of the Company largely depends on its ability to complete development of new products and processes and maintain and/or receive regulatory approval for those products and processes.  No assurance can be given that the Company’s new processes and products will be successfully developed, regulatory approvals will be maintained or granted, or acceptance of these processes and products by the medical and patient communities will be achieved.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated losses.  In establishing the required allowance, management considers possible losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, if any, and the current receivables aging and current payment patterns.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of June 30, 2011, the Company did not require and allowance for doubtful accounts.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment

Equipment is recorded at cost.  Depreciation and amortization are computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related asset or, for leasehold improvements and capital leases, the shorter of the lease term or estimated useful life.

Depreciation expense for the three and months six ended June 30, 2011 was $2,713 and $5,522, respectively and is included in general and administrative expenses on the Company’s statement of operations.

Maintenance and repairs are charged to expense as incurred.  Costs of renewals and betterments are capitalized.

Research and Development Costs

Research and development (“R&D”) expenses include supplies,  salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service and facilities and overhead costs.  The Company expenses the costs associated with research and development activities when incurred.

Income Taxes

The Company accounts for income taxes under using the liability method.  The liability method requires recognition of future tax benefits, measured by enacted rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities to the extent that realization of such benefits is “more likely than not.”  The Company’s temporary differences between financial statement and income tax reporting relate primarily to receivable reserves, depreciation expense, and operating loss carryforwards.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Loss per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted and convertible debt.

For the three and six months ended June 30, 2011 common stock equivalents totaling 25,341,485 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

4.	Notes Payable

In conjunction with the Merger, the Company assumed notes payable in the principal amount of $2,463,652 plus accrued interest of $369,898.

Following completion of the Merger, on June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum”) pursuant to which the Company agreed to sell, transfer and assign to Consorteum all of the Company’s rights, title and interests to, and agreements relating to, its digital trading card business and platform in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company.

On June 30, 2011, the Company and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, Consorteum would assume an aggregate of $1,477,052 of principal indebtedness plus accrued interest totaling $275,464. Notwithstanding the foregoing, Consorteum agreed to provide the Company a guaranty, whereby Consorteum agrees to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable which the Company had not received the necessary consent for as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011. The assets acquired in conjunction with the Merger were valued at an amount equal to the notes assumed by Consorteum as of the effective date of the merger therefore no gain was recognized as a result of this sale.

The Company has recorded as liabilities the notes payable not yet assumed by Consorteum which total $236,600 in principal plus $19,846 in accrued interest at June 30, 2011.

The Company’s remaining outstanding notes consist of an aggregate of $750,000 of notes of the Company, $375,000 of which have been amended and are convertible into an aggregate of 187,500 shares of common stock of the Company (based upon a fixed conversion price of $2.00 per share) and the remaining $375,000 is not convertible and was due and payable December 31, 2010 however no default has been declared and the Company believes it will successfully renegotiate its terms. Through June 30, 2011 the Company has accrued interest on this note totaling $129,349.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Related Party Transactions

The Company is provided office facilities and related services by a company owned by the Company’s majority shareholder. The Company has recorded rent and utilities expenses of $30,000 and $60,000, respectively, representing the Company’s portion of use for such for the three and six months ended June 30, 2011. In addition, the Company has recorded salary expense of $68,750 and $137,500 for the three and six months ended June 30, 2011 related to this same shareholder as a result of this individual serving in the capacity of the Company’s Chief Executive Officer and salary expenses totaling $43,750 and $87,500 the three and six months ended June 30, 2011 recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the majority shareholder. Included in Research and Development costs for the three and six months ended June 30, 2011 is $76,000 and $80,000, respectively, in fees accrued and payable to Dr. Steven Victor, a related party as the Company’s majority stockholder and Chairman of the Board for services as the attending physician in fifteen (15) patient cases included as part of the Company’s ongoing research of its technologies and processes. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. As of June 30, 2011, the following amounts were owed to related parties:

June 30, 2011
Accrued salaries	$318,932
Accrued research fees	361,000
$679,932

6.	Convertible Debentures

In May 2011 IntelliCell completed a convertible debt offering aggregating $1,385,000, The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount will be amortized over the life of the debt. As of June 30, 2011, the Company recorded an original issue discount of $268,065 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. As of June 30, 2011, the Company has recognized $67,016 of interest expense as a result of such amortization.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the three months ended June 30, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $3,387,351 for the three and six months ended June 30, 2011, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $3,419,560 at June 30, 2011.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during the three months and six months ended June 30, 2011 at the relevant commitment dates to be $48,000 and $332,401, respectively, utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a charge to income of $7,929,262 and $7,938,552, respectively for the three and six months ended June 30, 2011, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $3,419,560 at June 30, 2011.

As discussed, as a result of the Company’s Merger, the subordinated convertible debentures and warrants were assumed by the Company, the conversion price of the subordinated convertible debentures and the exercise price of the warrants were each was adjusted to $0.88 per share, the subordinated convertible debentures are convertible into an aggregate of 1,562,566 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock (at an exercise price of $0.88).

7.	Derivative Liabilities

GAAP provides guidance on determining what types of financial instruments or embedded features in a financial instrument would cause a financial instrument to be considered as indexed to a company’s own stock for the purpose of evaluating the accounting for derivatives. These requirements can affect the accounting for warrants issued by the Company. Under the evaluation criteria, the Company concluded that the instruments issued are not indexed to the Company's stock and therefore are to be treated as derivative liabilities.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	31-Mar-11		30-Jun-11
	Embedded Detachable Warrants	Embedded Conversion Feature	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	NA	3.00%	3.00%
Expected volatility (peer group)	105.09%		105.09%	105.09%
Expected life (in years)	5		5	0.75
Expected dividend yield	-		-	-
Number outstanding	228,572		3,071,542	1,561,443
Fair value -derivative liability	$48,000		$8,201,698	$3,419,560
Change in derivative liability for the period	$9,290	$-	$8,144,408	$3,419,560

The risk free interest rate was based on the yields of US Treasury securities having a similar life. The expected volatility was based on the historical volatility of the share prices of a peer group of the Company  as quoted on major US stock exchanges over a two year period, selected based upon similar industry category, market capitalization and total asset values. The expected dividend rate was based on the fact that the Company has not historically paid dividends on common stock and does not expect to pay dividends on common stock in the future. The valuation of the embedded conversion feature at March 31, 2011 was deemed immaterial.

8.	Income Taxes

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at June 30, 2011 and December 31, 2010. The Company’s remaining open tax years subject to examination include the years ended December 31, 2008, 2009 and 2010. The Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2011 and December 31, 2010.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Equity Transactions

During the period from January 1, 2011 through May 23, 2011, the Company sold 350,000 shares of its common stock to accredited investors at a price of $0.50 per share receiving proceeds of $175,000

On March 24, 2011, the Company issued 1,656,250 shares of its common stock for services.  The Company recognized the fair market value net of $1,000 in proceeds received of $827,125 as an expense as of the date of issue.

Prior to the consummation of the Merger, the Company entered into agreements with the holders of an aggregate of $1,693,472 of indebtedness to the Company, comprised of accrued compensation in the amount of $1,201,551, promissory notes in the principal amount of $263,707 and accrued expenses totaling $228,414 (the “Series C Debt”), which included $1,566,644 of accrued compensation, notes and/or advances held or made by affiliates of the Company, pursuant to which such persons agreed to settle and compromise such Series C Debt in exchange for the issuance of an aggregate of 12,123 shares of Series C preferred stock. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

10.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s chief executive officer, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, The Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease as well as paying the initial two months’ rent totaling $53,839. Once the build out of the office space is complete, the Company will pay $25,000 per month to sublease office space from the company owned by Dr. Victor. The Company plans to occupy this new facility January 1, 2012.

11.	Subsequent Events

The Company has evaluated its subsequent events and had no additional significant subsequent events requiring disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

In this quarterly report on Form 10-Q, references to “we” “our,” or the "Company" refer collectively to IntelliCell Biosciences, Inc. and its subsidiaries which include our wholly owned subsidiary, IntelliCell Biosciences, Inc., a New York corporation.

Overview

IntelliCell Biosciences, Inc., a New York corporation (“IntelliCell”), was formed on August 13, 2010 under the name “Regen Biosciences, Inc.” as a pioneering regenerative medicine company to develop and commercialize regenerative medical technologies in large markets with unmet clinical needs.  On February 17, 2011, the company changed its name from “Regen Biosciences, Inc.” to “IntelliCell BioSciences Inc”.  To date, IntelliCell has developed proprietary technologies that allow for the efficient and reproducible separation of stromal vascular fraction (branded “IntelliCell™”) containing adipose stem cells that can be performed in tissue processing centers and in doctors’ offices.

In conjunction with the formation of IntelliCell, a shareholder contributed, as part of his initial capital contribution, one hundred percent (100%) of the outstanding stock of Tech Stem Inc., a New York corporation (“Tech Stem”) originally formed on May 24, 2010.  Tech Stem’s business is the sourcing, sales and distribution of laboratory equipment and supplies utilized in tissue processing related to IntelliCell’s technologies.

 IntelliCell’s proprietary system was developed by its founder, Dr. Steven Victor and provides it with the ability to extract, separate and process the stromal vascular fraction (SVF) containing stem cells from adipose (fat) tissue which it has branded “IntelliCells™”. IntelliCell believes that IntelliCells™, when returned to a patient’s own body (autologous treatment), by way of same-day clinical procedure, have little or no risk of disease transfer, rejection or allergic reaction. IntelliCell also believe that IntelliCells™ have the potential to treat aesthetic conditions and a wide variety of clinical conditions involving orthopedic, gastrointestinal, periodontal, and autistic disorders.

IntelliCell is currently focused on setting up tissue processing centers throughout the United States with managing partners. The centers will receive and employ the IntelliCell™ process to the adipose stromal vascular fraction harvested by physicians in their own offices, and then return the IntelliCells™ to the physicians the same day labeled “autologous homologous.” IntelliCell’s second phase of its business is to establish “Centers of Excellence,” which are intended to be upscale centers for administration of these therapies. These centers are anticipated to be set up in conjunction with physicians under an arrangement whereby the physician owns the professional corporation and IntelliCell is the exclusive managing agent for the professional corporation and pays all bills including salaries of physicians.  After all expenses are paid, IntelliCell is paid the profit as a management fee.  This arrangement is call a Friendly PC Model. By doing this, IntelliCell’s goal is to have multiple sources of revenue/business lines ---processing and management. Finally, IntelliCell is plans to collaborate with international partners to achieve optimal market entry opportunities and revenues.

As of June 30, 2011, IntelliCell has already established processing centers in New York City, Philadelphia, Dallas/Ft. Worth and New Orleans, and has entered into a licensing agreement for additional centers in Palm Beach, Houston, Orlando and Denver which have just opened. The process of establishing new centers can take up to 90-120 days inclusive of purchasing and installing equipment, training laboratory personnel, training the sakes representatives and educating physicians in the geographic region of the centers as to the benefits and availability of IntelliCells. In the future, IntelliCell intends pursue expansion to secondary markets and beyond the U.S. through a combination of IntelliCell owned and licensed clinical facilities.

IntelliCell has also had preliminary discussions with several researchers and Universities regarding the establishment of clinical studies at major medical centers throughout the United States for the purpose of exploring therapeutic use of IntelliCells. In the world literature IntelliCells have been used for aesthetic therapies (involving intradermal injections of “IntelliCells™” for the treatment of wrinkles, skin tightening, acne scars, burns, scars), as well as in orthopedic (involving intradermal injections of “IntelliCells™” for the treatment of arthritis in knees, elbows and hands, as well as knee injections for cartilage repair) and rejuvenation therapies (involving intradermal injections of “IntelliCells™” for the treatment of hair growth and gum recession, and IV drip for general rejuvenation and osteoarthritis).

Recent Events

Merger of IntelliCell Biosciences, Inc.

On April 27, 2011, the Company, formerly named Media Exchange Group Inc., entered into an Agreement and Plan of Merger by and among the Company, IntelliCell Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company ("Merger Sub") and IntelliCell Biosciences, Inc., a New York corporation ("IntelliCell"). Thereafter, on June 3, 2011, the parties entered into an Amended and Restated Agreement and Plan of Merger (the Merger Agreement, as amended and restated is hereinafter referred to as the "("Merger Agreement"). Pursuant to the Merger Agreement, IntelliCell merged with and into the Merger Sub with IntelliCell continuing as the surviving corporation (the "Merger"). As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell's common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company's common stock and Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell's common stock for an aggregate of 20,521 shares of the Company's series B preferred stock, based upon an effective exchange rate of 1.94 shares of the Company for each share of IntelliCell common stock held Each share of series B preferred stock shall be convertible into 1,000 shares of the Company's common stock. In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders' meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the "Closing Date").

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the "IntelliCell Notes") and warrants issued by IntelliCell (the "IntelliCell Warrants") shall entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of Company common stock as the holder of such IntelliCell Notes and IntelliCell Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such IntelliCell Notes and IntelliCell Warrants in full immediately prior to the closing of the Merger. Thus, there are an aggregate of $1,385,000 of IntelliCell Notes outstanding which are convertible into an aggregate of 1,561,443 shares of common stock of the Company (at a conversion price of $0.88) and warrants to purchase an aggregate of 3,071,542shares of common stock of the Company (at an exercise price of $0.88).

Following the Merger, the Company changed its name to IntelliCell Biosciences, Inc., and the trading symbol changed to SVFC. As a result of the Merger, IntelliCell became our wholly-owned subsidiary, with IntelliCell's former shareholders acquiring a majority of the outstanding shares of our common stock, as well as all of the shares of our series B preferred stock.

Transactions Prior to the Merger

In connection with the Merger, the Company’s former controlling shareholder entered into a return to treasury agreement pursuant to which he agreed to return to the Company for cancellation all of shares of series A preferred stock of the Company that had previously been issued to him (150,000 shares). The Company then cancelled those shares at the closing of the Merger.

Prior to the consummation of the Merger, the Company entered into agreements the holders of an aggregate of $1,619,606 of indebtedness to the Company, comprised of accrued compensation in the amount of $1,201,551, promissory notes in the principal amount of $263,707 plus accrued interest of $11,710 less unamortized debt discounts of $83,263 and accrued expenses totaling $228,414 (the “Series C Debt”), pursuant to which such persons agreed to settle and compromise such Series C Debt in exchange for the issuance of an aggregate of 12,123 shares of series C preferred stock.  Each share of series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. Certain holders of the Company’s series C preferred stock have contractually agreed to restrict their ability to convert the series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Furthermore, prior to the consummation of the Merger, the Company entered into agreements with the holders of an aggregate of $250,000 of accrued compensation, pursuant to which such persons agreed to forgive all amounts owed to the Company.

In addition, prior to the consummation of the Merger, the Company entered into agreements with the holders of (i) an aggregate of $86,000 of notes and $50,000 in accrued expenses pursuant to which such persons agreed to settle and compromise such debt in exchange for the issuance of an aggregate of 262,500 shares of common stock, and (ii) an aggregate of $375,000 of notes of the Company pursuant to which such person agreed to amend such note to make it convertible into an aggregate of 187,500 shares of common stock of the Company (based upon a conversion price of $2.00 per share). In addition, the Company issued an aggregate of 1,000,000 shares of common stock pursuant to a settlement and compromise with a debt holder of the Company.

As the foregoing transactions occurred prior to the Merger, other than the assumption of debt not otherwise settled or compromised prior to the Merger, they are not reflected on the Company’s financial statements.

Asset Purchase Agreement with Consorteum Holdings, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum””) pursuant to which the Company has agreed to sell, transfer and assign to Consorteum, and Consorteum has agreed to purchase from the Company, all of the Company rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company (the “Assumed Indebtedness”) in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.

On June 6, 2011, the Company and Consorteum entered into an amendment agreement (the “Amendment Agreement”) to the Consorteum Purchase Agreement pursuant to which the parties agreed, among other things, that the obligations of the Parties to consummate the transactions contemplated by the Purchase Agreement is subject to (i) the approval of the Board of Directors of each of the parties, and (ii) the completion of the assignment of the Assumed Liabilities (including receipt of all the necessary consents of the holders of all outstanding indebtedness of the Buyer).

On June 30, 2011, the Company and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, the Consorteum shall assume an aggregate of $1,477,052 of principal indebtedness from the Company plus accrued interest totaling $275,739 in accordance with the terms of the Consorteum Purchase Agreement. Notwithstanding the foregoing, Consorteum agreed to provide the Company a guaranty, whereby Consorteum agrees to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of the Assumed Indebtedness, including any Assumed Indebtedness which the Company has not received the necessary consent for as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011.

Results of Operation

For the three and six months ended June 30, 2011

Revenue

Revenue for the three and six months ended June 30, 2011 was $58,500. We had no revenues for the three months ended March 31, 2011.  These revenues were primarily attributable to our  a sale of our suite of laboratory equipment that enables the processing of adipose tissue into stromal vascular fraction containing adipose stem cells using our technology and protocols to a single licensee of our technology at our cost. We anticipate benefitting from both fees from cases processed by this licensee as well as research to be performed by such licensee. In the future, we anticipate that revenues will primarily be derived from license fees from independent parties seeking to establish IntelliCell™ tissue processing centers (”Licensees”) and fees from the processing of tissue specimens from such centers. We intend to license such Licensees our technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers which we will operate. In certain centers we will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party. License fees will be payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. We have also entered into agreements with independent sales representative organizations that will market such tissue processing centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by us and recognized upon performance of the laboratory analysis.

Cost of goods sold and Gross Margin

Cost of goods sold for three and six months ended June 30, 2011 was $46,536, which was primarily attributable to the cost of the laboratory equipment sold to a single licensee and the cost of supplies for cases processed in our tissue processing center in New York. There were no sales or cost of sales for the three months ended March 31, 2011 as we focused our efforts on developing our licensed model and establishing a network of sales representative organizations.

Gross margin six months ended June 30, 2011was $11,964. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses for the three and six months ended June 30, 2011 was $83,402 and $176,290, respectively. The principal component of research development costs consist of fees to Dr. Steven Victor, the principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the Company’s ongoing research of its technologies and processes. For three and six months ended June 30, 2011, these fees totaled $76,000 and $156,000, respectively. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case. Additional expenses include costs of laboratory supplies and disposables.

Sales and marketing expenses for three and six months ended June 30, 2011 were $106,457 and $142,939, respectively. Sales and marketing expenses consist of costs associated with the development of the Company’s brochure and informational materials, its website, informational video and travel expenses to attend professional meetings and commissions on sales. Included in prepaid expenses is $202,500 related to future promotional activities that will occur in the subsequent calendar quarter.

General and administrative expenses for the three and six months ended June 30, 2011 were $424,564 and $1,468,113, respectively. Included in general and administrative expenses are the costs for our office facilities and related services provided by a company owned by our majority shareholder of $30,000 and $60,000, respectively, for the three and six months ended June 30, 2011. In addition, for the six months ended June 30, 2011 we incurred salary expenses of $137,500 related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer and salary expenses totaling $87,500 to our Executive Vice President who is also a shareholder and the spouse of our majority shareholder. Also included in our general and administrative expenses for the six months ended June 30, 2011 was $827,125 in non cash stock compensation as a result of our issuing 1,656,250 shares of our common stock to unrelated third parties for services. For the three and six months ended June 30, 2011, we have incurred $45,889 and $176,188 in legal and professional fees.

Changes in Fair Value of Derivative Liability

In May 2011 IntelliCell completed a convertible debt offering aggregating $1,385,000, The offering consisted of $50,000 units each of which consisted of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into IntelliCell common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of the Company’s common stock at an exercise price of $1.72 per share.  As a result of the Merger, the Intellicell Notes and Intellicell Warrants were assumed by the Company, the conversion price of the Intellicell Notes and the exercise price of the Intellicell Warrants were each adjusted to $0.88 per share, the Intellicell Notes are now convertible into an aggregate of 1,562,566 shares of common stock of and the Intellicell Warrants now warrants to purchase an aggregate of 3,071,542 shares of our common stock at an exercise price of $0.88.

The convertible debentures are subject to anti-dilution protection if we sell shares or share-indexed financing instruments at less than the stated conversion prices. Therefore, the associated conversion feature requires liability classification under GAAP which is carried at their fair value to be reevaluated each reporting period. We estimate their fair value as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to determine the fair value of this type of financial instrument.

The warrants issued in this financing arrangement are also required to be carried as a liability, at fair value, under GAAP. As discussed above, the fair value of the warrants on the inception dates has been estimated using the Black-Scholes model.

We accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued during the three months ended June 30, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $3,387,351 for the three and six months ended June 30, 2011.

We accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during the three months and six months ended June 30, 2011 at the relevant commitment dates to be $48,000 and $332,401, respectively, utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a charge to income of $7,929,262 and $7,938,552, respectively for the three and six months ended June 30, 2011.

Loss before income tax and Net Loss

Loss before income tax for the three and six months ended June 30, 2011 was $12,017,368 and $13,199,578 respectively, which includes charges for the non cash change in fair value of derivative liabilities discussed above of $11,323,404 and $11,332,694, respectively.. As we are just are just beginning to implement our business strategy we anticipate we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of Licensees each generating a sufficient level of tissue processing cases that would generate sufficient revenues to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of June 30, 2011of $14,712,275 which includes Derivative Liabilities related to the embedded conversion feature and warrants associated with our convertible debt offering  of $11,621,258, compared to a working capital deficit at December 31, 2010 of $437,323.

Our cash and cash equivalents as June 30, 2011was $58,777 compared to cash balances at December 31, 2010 of $3,179. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business manage and control our business. In the near term, we plan to utilize our existing cash balances at June 30, 2011 of $58,777 and proceeds from tissue processing cases and new license fees through our existing and planned tissue processing centers to maintain our operations.

Net cash used in operating activities

Net cash used in operating activities was $768,605 for the six months ended June 30, 2011. Cash was used primarily to fund our operating losses net of non cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by increases in our accounts payable of $125,513, increases in deferred income related to our license agreements of $120,000 and increases in accrued liabilities of $202,077 primarily related to research fees payable to our majority shareholder.

Net cash used in investing activities

Net cash used in investing activities was $736,797 for the six months ended June 30, 2011, consisting of $86,797 for the purchase of lab equipment and $650,000 of cash used to secure a letter of credit which in turn secures a 13 year lease for new office space, for which the we unconditionally guaranteed any and all obligations owed under the lease to the landlord. The lease is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice. Our investing activities consisted of the purchase of laboratory equipment for use in our own facility as well as equipment in transit to a Licensee for which revenue has not yet been recognized.

Net cash provided by financing activities

Net cash provided by financing activities was $1,561,000 for the six months ended June 30, 2011, consisting of $176,000 of proceeds received from the sale of our common stock at $0.50 per share and $1,385,000 of proceeds from the issuance of our convertible debenture offering.

Trends
We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.
Inflation
We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Contractual Obligations

We do not have certain fixed contractual obligations and commitments that include future estimated payments.

Off-balance Sheet Arrangements

We are not party to any off-balance sheet arrangement.

Critical Accounting Policies

Fair Value of Financial Instruments

GAAP requires certain disclosures regarding the fair value of financial instruments. The fair value of financial instruments is made as of a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the degree of subjectivity that is necessary to estimate the fair value of a financial instrument. GAAP establishes three levels of inputs that may be used to measure fair value:

Level 1 – Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of June 30, 2011, the Company had executed license agreements and received $120,000 in license fees for two centers which had not yet commenced operations and therefore recognition of such revenue was deferred.

The Company has also entered into agreements with independent sales representative organizations that will market the centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by the Company and recognized upon performance of the laboratory analysis.  Sales of equipment by Tech Stem are recognized when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

New Accounting Pronouncements

Adopted in 2010 and 2011

In September 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 were effective for the Company as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our results of operations or financial position.

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by the FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. Adoption of this pronouncement did not have a material impact on our business.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). Upon adoption of ASU 2010-28, an entity with reporting units that have carrying amounts that are zero or negative is required to assess the likelihood of the reporting units’ goodwill impairment. ASU 2010-28 is effective January 1, 2011 and we do not believe that the adoption of ASU 2010-28 will have a significant impact on our results of operations or financial position.

Also in December 2010, FASB issued amendments to Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We do not believe that these amendments will have a significant impact on our results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

Reserved.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: August 22, 2011	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer)