Form 10-Q/A
period 2011-06-30
Intellicell Biosciences, Inc.
filed 2011-10-19
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A
(Amendment No. 2)

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

(212) 249-3050
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐      No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes☐      No☑

Number of shares of common stock issued and outstanding as of August 15, 2011 was 17,238,399.

Explanatory Note

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q (the “Amendment”) as originally filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2011 (the “Original Filing”) and amended on September 14, 2011 (the “First Amendment”) to amend and restate the filing in its entirety and to (i) include a revised footnote number 4 to the financial statements, (ii) clarify certain information in the section entitled “Controls and Procedures” and (iii) included revised officer certifications in Exhibit 31.1 and 32.1.  Except as described above, no other information in the Original Filing and the First Amendment has been updated and this Amendment continues to speak as of the date of the Original Filing and the First Amendment. Other events occurring after the filing of the Original Filing and the First Amendment or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing and the First Amendment.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q /A

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

Following completion of the Merger, on June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum”), an unrelated company, pursuant to which the Company agreed to sell, transfer and assign to Consorteum all of the Company’s rights, title and interests to, and agreements relating to, its digital trading card business and platform in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company. Such rights include, but are not limited to, the Company’s name, phone number and listing, goodwill and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the company’s rights under certain licensing agreements (“Digital Trading Assets”).

Also on June 6, 2011, the Company and Consorteum entered into an amendment agreement (the “Amendment Agreement”) to the Consorteum Purchase Agreement pursuant to which the parties agreed, among other things, that the obligations of the Parties to consummate the transactions contemplated by the Purchase Agreement is subject to (i) the approval of the Board of Directors of each of the parties, and (ii) the completion of the assignment of the Assumed Liabilities (including receipt of all the necessary consents of the holders of all outstanding indebtedness of the Buyer).

On June 30, 2011, the Company and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement as amended be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, Consorteum would assume from the Company an aggregate of $1,477,052 of principal indebtedness plus accrued interest totaling $275,464 less unamortized note discounts of $9,890. Upon completion of the requirements of the Consorteum Purchase Agreement and the Amendment Agreement, the note holders who consented to the assumption of their obligations by Consorteum received shares of Consorteum common stock in satisfaction of their notes. Included in the notes assumed by Consorteum were notes payable to former officers and directors of the Company prior to the Merger totaling $450,000 in principal plus accrued interest of $82,602. Notwithstanding the foregoing, Consorteum agreed to provide the Company a guaranty, whereby Consorteum agrees to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable which the Company had not received the necessary consent for as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011.

In accordance with FAS 141R, the Digital Trading Assets acquired at the acquisition date were measured at their fair values as of the Merger date, such fair value determined to be an amount equal to the principal, net of discounts, plus accrued interest of the notes assumed by Consorteum as of the effective date of the sale equal to $1,742,901 therefore no gain or loss was recognized as a result of this sale.

The Company has recorded as liabilities the notes payable not yet assumed by Consorteum which total $236,600 in principal plus $19,846 in accrued interest at June 30, 2011. Notwithstanding the guaranty of Consorteum to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable, the Company will continue to report such liabilities on the Company’s balance sheet until settlement and disposition of these obligations is finalized.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward Looking Information

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q/A. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

In this quarterly report on Form 10-Q/A, references to “we” “our,” or the "Company" refer collectively to IntelliCell Biosciences, Inc. and its subsidiaries which include our wholly owned subsidiary, IntelliCell Biosciences, Inc., a New York corporation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2011 included in this Quarterly Report on Form 10-Q /A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

Reserved.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: October 19, 2011	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)