Form 10-Q/A
period 2011-06-30
Intellicell Biosciences, Inc.
filed 2011-10-21
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 (the “Amendment”) to Intellicell Biosciences, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, as amended on September 14, 2011 and October 19, 2011 (collectively, the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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
———————
*
These exhibits were previously included or incorporated by reference in Intellicell Biosciences, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on October 19, 2011.

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