Form 10-Q
period 2011-09-30
Intellicell Biosciences, Inc.
filed 2011-12-19
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock issued and outstanding as of November 30, 2011 was 20,729,463.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current assets:
Cash	$136	$3,179
Accounts receivable -net	200	70,000
Prepaid expenses	111,399	-
Total current assets	111,735	73,179
Equipment - net	105,173	27,000
Marketable Securities - Available For Sale	150,000	-
Other assets
Restricted cash for security deposit	650,000	-
	$1,016,908	$100,179
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Convertible debentures	$1,240,718	$-
Notes payable	1,148,938	-
Accounts payable and accrued expenses	413,965	32,647
Deferred income	312,500	-
Derivative liabilities	17,362,017	-
Advances, related party	68,000
Accrued liabilities, related party	624,182	477,855
Total current liabiites	21,170,320	510,502

Commitments
Stockholders’ deficit :
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 18,380 issued and outstanding	184	-
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 11,323 issued and outstanding	113	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 20,178,988 shares and 16,545,000 issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	20,180	16,545
Additional paid in capital	-	28,120
Accumulated other Comprehensive Income (loss)	(7,500)
Accumulated deficit	(20,166,389)	(454,988)
Total stockholders’ deficit	(20,153,412)	(410,323)
	$1,016,908	$100,179

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF LOSS (Unaudited)

	For the Three Months Ended	For the Nine Months Ended	For the period from inception (August 13, 2010) to
	September 30, 2011	September 30, 2011	September 30, 2010
Revenues	$22,050	$80,550	$3,995

Cost of goods sold	2,452	48,988	3,896

Gross margin	19,598	31,562	99

Operating Expenses
Research and development	14,810	191,100	108,266
Sales and marketing	294,399	437,338	-
General and administrative	212,247	1,680,359	109,531
Change in fair value of derivative liabilities	5,740,759	17,073,453	-
	6,262,214	19,382,250	217,797
Loss from operations	(6,242,616)	(19,320,688)	(217,698)

Other income (expense)
Other income	157,500	157,500	-
Interest expense	(106,796)	(198,302)	-
	50,704	(40,802)	-

Loss before income taxes	(6,191,912)	(19,391,490)	(217,698)

Provision for income taxes	-	-	-

Net loss	$(6,191,912)	$(19,391,490)	$(217,698)

Loss per share:
Basic & Diluted	$(0.33)	$(1.09)	$(0.01)

Weighted-average shares outstanding:
Basic & Diluted	18,670,289	17,858,505	16,545,000

Comprehensive Gain/Loss:

Net Loss	$(6,191,912)	$(19,391,490)	$(217,698)

Unrecognized loss on investment in marketable securities - Available For Sale	(7,500)	(7,500)	-

Comprehensive Loss	$(6,199,412)	$(19,398,990)	$(217,698)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the NineMonths Ended September 30, 2011
(Unaudited)

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balances, December 31, 2010	-	$-	-	$-	16,545,000	$16,545	$28,120	$(454,988)	-	$(410,323)

Proceeds from sales of common stock at $0.50 per share	-	-	-	-	350,000	350	174,650	-	-	175,000

Stock issued for professional services at fair market value	-	-	-	-	1,656,250	1,656	826,469	-	-	828,125

Effect of recapitalization from reverse merger	-	-	12,123	121	9,262,631	9,263	(1,039,609)	(316,999)	-	(1,347,224)

Exchange by majority shareholder of common stock for Series B preferred stock	20,521	205	-	-	(10,575,482)	(10,575)	10,370	-	-	-

Conversion of Series B Preferred to common stock	(2,141)	(21)	-	-	2,140,589	2,141	-	(2,120)	-	-

Conversion of Series C Preferred to common stock	-	-	(800)	(8)	800,000	800	-	(792)	-	-

Holding loss on available for sale securities	-	-	-	-	-	-		-	(7,500)	(7,500)

Net loss for the nine months ended September 30, 2011	-	-	-	-	-	-	-	(19,391,490)	-	(19,391,490)

Balances, September 30, 2011	18,380	$184	11,323	$113	20,178,988	$20,180	$-	$(20,166,389)	(7,500)	$(20,153,412)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
	For the Nine Months Ended September 30, 2011	For the Period From Inception (August 13, 2010) to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,391,490)	$(217,698)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation issued for services in excess of proceeds	827,125	-
Depreciation expense	8,624	-
Interest from original issue discount on convertible debentures	144,282	-
Change in fair value of derivative liabilities	17,073,453	-
Other income - marketable securities	(157,500)

Changes in assets and liabilities:
Decrease in accounts receivable	69,800	-
Increase in prepaid expenses	(111,399)	-
Increase in accounts payable and accrued expenses	183,032	-
Increase in deferred income	312,500	-
Increase in accrued liabilities	146,327	195,000
Net cash used in operating activities	(895,246)	(22,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash for security deposit	(650,000)	-
Purchase of equipment	(86,797)	-
Cash used in investing activities	(736,797)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	176,000	-
Proceeds from related party advances	68,000	22,698
Proceeds from sale of convertible debentures	1,385,000	-
Cash provided by financing activities	1,629,000	22,698
Net change in cash	(3,043)	-
Cash and cash equivalents at the beginning of period	3,179	-
Cash and cash equivalents at the end of the period	$136	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of notes payable in conjuncture with merger	$1,123,627	$-
Effect of recapitalization from reverse merger	$(1,347,224)	$-
Original issue discount attributed to detachable 5 year warrants sold in conjunction with Convertible Debentures	$288,563	$-
Exchange by majority shareholder of common stock for Series B preferred stock	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

Formation

Intellicell Biosciences Inc., a New York corporation, was formed under the name Regen Biosciences, Inc. on August 13, 2010 as a pioneering regenerative medicine company to develop and commercialize regenerative medical technologies in large markets with unmet clinical needs.  On February 17, 2011, Regen Biosciences, Inc. changed its name to IntelliCell BioSciences Inc. (“IntelliCell”).  To date, IntelliCell has developed proprietary technologies that allow for the efficient and reproducible separation of stromal vascular fraction (branded “IntelliCell™”) containing adipose stem cells that can be performed in tissue processing centers and in doctors’ offices.

In conjunction with the formation of IntelliCell (formerly Regen Biosciences, Inc.), a shareholder contributed, as part of his initial capital contribution, one hundred percent (100%) of the outstanding stock of Tech Stem Inc., a New York corporation (“Tech Stem”) originally formed on May 24, 2010.  Tech Stem’s business is the sourcing, sales and distribution of laboratory equipment and supplies utilized in tissue processing related to IntelliCell’s technologies.

Reverse Merger

On April 27, 2011, IntelliCell and Intellicell Biosciences, Inc. (f/k/a Media Exchange Group, Inc. (the “Company”), a Nevada corporation entered into an Agreement and Plan of Merger by and among the Company, IntelliCell Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company  (“Merger Sub”) and IntelliCell. Thereafter, on June 3, 2011, the parties entered into an Amended and Restated Agreement and Plan of Merger (the Merger Agreement, as amended and restated is hereinafter referred to as the (the “Merger Agreement”). Pursuant to the Merger Agreement, IntelliCell merged with and into the Merger Sub with IntelliCell continuing as the surviving corporation (the “Merger”). As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company ’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock, based upon an effective exchange rate of 1.9405 shares for each share of IntelliCell’s common stock held. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $20,153,412 and a working capital deficit of $21,058,585 as of September 30, 2011, respectively, however, if the non-cash expense related to the Company’s derivative liability is excluded the accumulated deficit amounted to $3,079,959 and working capital deficit amounted to $3,696,568, respectively.  Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

GAAP defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also describes three levels of inputs that may be used to measure fair value:

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

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2011:

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Marketable Securities	$150,000	$-	$-	$150,000
Derivative Liabilities	$-	$-	$17,362,017	$17,362,017

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended September 30, 2011:

For the Nine Months Ended September 30, 2011
Beginning balance	$-
Fair value of 2011 warrants at issue date	332,401
Fair value of 2011 embedded conversion feature at issue date	32,209
Change in fair value of embedded warrants included in earnings	11,610,429
Change in fair value of embedded conversion feature included in earnings	5,386,978
Balance at September 30, 2011	$17,362,017

The following is a description of the valuation methodologies used for these items:

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers, the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the license. As of September 30, 2011, the Company had executed license agreements and received $312,500 in license fees for four centers which had not yet commenced operations. Consequently recognition of such revenue has been deferred pending commencement of operations.

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

Prepaid Expenses

As of September 30, 2011, the Company has made payments of $53,859 advanced rental payments for a new office facility (see Note 12) representing the initial two months’ rent for this facility. The Company has also extended $57,000 in architectural design fees related to the design and construction of this new facility.

Investments

Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits September 30, 2011.

The Company anticipates that it will purchase more than 50% of its lab equipment, for both its own use as well as for resale, from one vendor. This vendor sold 62% of the lab equipment purchased by the Company during the nine months ended September 30, 2011.

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

Accounts Receivable

 The Company extends credit to customers without requiring collateral. The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of September 30, 2011 and December 31, 2010, respectively. The Company determines accounts receivable to be delinquent when collection past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment

Equipment is recorded at cost.  Depreciation and amortization are computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related asset or, for leasehold improvements, the shorter of the lease term or estimated useful life.

Depreciation expense for the three and months nine ended September 30, 2011 was $3,102 and $8,624, respectively and is included in general and administrative expenses on the Company’s statement of operations.

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

For the three and nine months ended September 30, 2011 common stock equivalents totaling 35,246,597 and 35,017,915 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

4.	Marketable Securities

PAWS Pet Company, Inc.

On August 29, 2011, the Company entered into an exclusive lab services agreement (the “Agreement”) with The PAWS Pet Company, Inc. (“PAWS”) pursuant to which the Company has granted PAWS the exclusive right and license to the Company’s stromal vascular fraction technology (the “Technology”) so PAWS can utilize the Technology to provide tissue processing services for domesticated animals. The Agreement has an initial term ending on August 26, 2015.

In consideration for the grant of the exclusive license, PAWS will issue three million (3,000,000) shares of its common stock to the Company on the date of the Agreement (the “Shares”), of which two hundred fifty thousand (250,000) shares vested on the date of the Agreement and the remaining portion of such shares will vest in two hundred fifty thousand (250,000) increments over the next twenty-four (24) months, subject to certain performance and refund provisions. In addition, PAWS agreed to issue the Company an additional five hundred thousand (500,000) shares of its common stock for every $500,000 of cumulative sales over $3,000,000 derived by PAWS during the first three (3) years of the Term, subject to a maximum of an additional three million (3,000,000) shares of common stock to be issued thereunder.

The company recorded 500,000 shares of common stock of PAWS common stock as of September 2011. The Company classifies this security as available for sale, and is carried at fair market value. The Company recorded an unrealized loss of $7,500 due to a temporary decline in value of this security. The remaining value of this investment amounted to $150,000 as of September 30, 2011.

5.	Notes Payable

In conjunction with the Merger, the Company assumed notes payable in the principal amount of $2,463,652 plus accrued interest of $369,898.

Following completion of the Merger, on June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum”), an unrelated company, pursuant to which the Company agreed to sell, transfer and assign to Consorteum all of the Company’s rights, title and interests to, and agreements relating to, its digital trading card business and platform in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company.   Such rights include, but are not limited to, the Company’s name, phone number and listing, reputation, relationships and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the company’s rights under certain licensing agreements (“Digital Trading Assets”).

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

On June 30, 2011, the Company and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement as amended be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, Consorteum would assume an aggregate of $1,477,052 of principal indebtedness plus accrued interest from the Company totaling $275,464 less unamortized note discounts of $9,890. Upon completion of the requirements of the Consorteum Purchase Agreement and the Amendment Agreement, the note holders who consented to the assumption of their obligations by Consorteum received shares of Consorteum common stock in satisfaction of their notes. Included in the notes assumed by Consorteum were notes payable to former officers and directors of the Company prior to the Merger totaling $450,000 in principal plus accrued interest of $82,602. Notwithstanding the foregoing, Consorteum agreed to provide the Company a guaranty, whereby Consorteum agrees to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable which the Company had not received the necessary consent for as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Digital Trading Assets acquired at the acquisition date were measured at their fair values as of the Merger date, such fair value determined to be an amount equal to the principal, net of discounts, plus accrued interest of the notes assumed by Consorteum as of the effective date of the sale equal to $1,742,901 therefore no gain or loss was recognized as a result of this sale.

The Company has recorded as liabilities the notes payable not yet assumed by Consorteum which total $236,600 in principal plus $24,377 in accrued interest at September 30, 2011. Notwithstanding the guaranty of Consorteum to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable, the Company will continue to report such liabilities on the Company’s balance sheet until settlement and disposition of these obligations is finalized.

The Company’s remaining outstanding notes consist of an aggregate of $750,000 of notes of the Company, $375,000 of which have been amended and are convertible into an aggregate of 187,500 shares of common stock of the Company (based upon a fixed conversion price of $2.00 per share) and the remaining $375,000 is not convertible and was due and payable December 31, 2010 however no default has been declared and the Company believes it will successfully renegotiate its terms. Through September 30, 2011 the Company has accrued interest on this note totaling $138,699.

6.	Related Party Transactions

Rent
The Company is provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent and utilities expenses of $30,000 and $90,000, respectively, representing the Company’s portion of use for such for the three and nine months ended September 30, 2011.

Officer Salary
The Company has recorded a salary expense of $68,750 and $137,500 for the three and nine months ended September 30, 2011 related to Dr. Victor as a result of this individual serving in the capacity of the Company’s Chief Executive Officer and a salary expense totaling $43,750 and $87,500 the three and nine months ended September 30, 2011 recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Research and Development
Research and Development costs for the three and nine months ended September 30, 2011 is $76,000 and $80,000, respectively, included fees accrued and payable to Dr. Steven Victor for services as the attending physician in fifteen (15) patient cases included as part of the Company’s ongoing research of its technologies and processes. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. As of September 30, 2011, the following amounts were owed to related parties:
	September 30, 2011	December 31, 2010
Accrued salaries	$126,333	$187,000
Accrued research fees	361,000	219,000
	$487,333	$402,500
Officer Advance
From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

In September 2011, Dr. Steven Victor, advanced $18,000 to the Company for working capital purposes. These advances may not have formal repayment terms or arrangements.

Investor Advance
In August 2011, an investor advanced $50,000 to the Company in anticipation of the closing of the Series D Preferred offering (see Subsequent Event Footnote 13). These advances may not have formal repayment terms or arrangements.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Convertible Debentures

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of September 30, 2011, the Company recorded an original issue discount of $268,065 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. As of September 30, 2011, the Company has recognized $144,280 of interest expense as a result of such amortization.

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the three months ended September 30, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $3,387,351 for the three and nine months ended September 30, 2011, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $5,419,188 at September 30, 2011.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during the three months and nine months ended September 30, 2011 at the relevant commitment dates to be $48,000 and $332,401, respectively, utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a charge to income of $7,929,262 and $7,938,552, respectively for the three and nine months ended September 30, 2011, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $11,942,380 at September 30, 2011.

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

8.	Derivative Liabilities

GAAP provides guidance under ASC 815 “Derivative and Hedging” on determining what types of financial instruments or embedded features in a financial instrument would cause a financial instrument to be considered as indexed to a company’s own stock for the purpose of evaluating the accounting for derivatives. These requirements can affect the accounting for warrants issued by the Company. Under the evaluation criteria, the Company concluded that the instruments issued are not indexed to the Company's stock and therefore are to be treated as derivative liabilities.

Warrant Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2011		September 30, 2011
	Embedded Detachable Warrants	Embedded Conversion Feature	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	NA	3.00%	3.00%
Expected volatility (peer group)	105.09%		105.09%	105.09%
Expected life (in years)	5		5	0.50
Expected dividend yield	-		-	-
Number outstanding	228,572		3,071,542	1,561,443
Fair value -derivative liability	$48,000		$11,942,830	$5,419,188
Change in derivative liability for the period	$9,290	$-	$3,741,132	$1,999,628

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

9.	Income Taxes

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at September 30, 2011 and December 31, 2010. The Company’s remaining open tax years subject to examination include the years ended December 31, 2008, 2009 and 2010. The Company has recorded a full valuation allowance against its deferred tax assets at September 30, 2011 and December 31, 2010.

10.	Capital Stock

 As of September 30, 2011, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 18,380 shares of preferred stock are issued and outstanding. As of September 30, 2011, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 11,323 shares of preferred stock are issued and outstanding. There were no shares of preferred stock outstanding as of December 31, 2010. The Company has authorized 250,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2011 and December 31, 2010, the Company had 20,178,988 and 16,545,000, respectively, of shares of common stock issued and outstanding.

Series B Preferred Stock

Pursuant to the Merger Agreement, at closing, we issued an aggregate of 15,476,978 shares of common stock to the holders of an aggregate of 7,975,768 of IntelliCell’s common stock, and 20,521 shares of the series B preferred stock to Dr. Steven Victor, the principal shareholder of Intellicell, in exchange for an aggregate of 10,575,482 shares of IntelliCell’s common stock, in exchange for 100% of the issued and outstanding shares of Intellicell common stock.  Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.

To date, the holder of Series B Preferred Stock elected to convert 2,141 shares of Series B Preferred Stock into 2,140,590 shares into our common stock.  As a result, there are presently 18,380 shares of Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

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

To date, certain holders of Series C Preferred Stock elected to convert 1,300 shares of Series C Preferred Stock into 1,300,000 shares into our common stock.  As a result, there are presently 11,323 shares of Series C Preferred Stock issued and outstanding.

Common Stock Issuances

During the period from January 1, 2011 through May 23, 2011, the Company sold 350,000 shares of its common stock to accredited investors at a price of $0.50 per share receiving proceeds of $175,000.

On March 24, 2011, the Company issued 1,656,250 shares of its common stock for services.  The Company recognized the fair market value net of $1,000 in proceeds received of $827,125 as an expense as of the date of issue.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2011, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.88	3,071,542	$0.88	4.61	3,071,542	$0.88

	3,071,542		4.61	3,071,542

A summary of the Company’s stock awards for warrants as of December 31, 2010 and changes for the nine months ended September 30, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	-	$-
Granted	3,071,542	0.88
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 30, 2011	3,071,542	0.88
Exercisable, September 30, 2011	3,071,542	0.88

In May 2011, the Company completed a convertible debt offering aggregating $1,385,000 (see Note 7).  The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of the Company's common stock at an exercise price of $1.72 per share.  As a result of the Company’s Merger in June 2011, the exercise price of the subordinates convertible debenture and warrants were each was adjusted to $0.88 per share to purchase an aggregate of 3,071,542 shares of common stock.

12.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s chief executive officer, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease as well as paying the initial two months’ rent totaling $53,839. Once the build out of the office space is complete, the Company will pay $25,000 per month to sublease office space from the company owned by Dr. Victor. The Company plans to occupy this new facility January 1, 2012. The Company is currently paying Dr. Victor $10,000 per month in rent through the nine months ending September 30, 2011.

Intellicell BioSciences Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Subsequent Events

The Company has evaluated its subsequent events and had no additional significant subsequent events requiring disclosure, except as disclosed below:

Series D Preferred Offering

On October 24, 2011, the Company entered into a securities purchase agreement with a purchaser that qualified as an accredited investor, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold the investor six (6) units, each unit consisting of two thousand five hundred (2,500) shares of our series D convertible preferred stock and a warrant to purchase twenty-five thousand shares (25,000) of the Company’s common stock, for aggregate gross proceeds of $300,000. Each share of series D convertible preferred stock has a stated value equal to $20.00 per share and is initially convertible at any time into shares of common stock at a conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every one hundred eighty (180) day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock shall automatically be converted into shares of the Company’s common stock after three years.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

To date, the Company has sold its series D convertible preferred stock and warrants for aggregate gross proceeds of $340,000, including subscriptions for an aggregate of $40,000 from two non-institutional accredited investors.

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

Overview of the Company

Intellicell Biosciences, Inc. (the “Company”) was incorporated on March 8, 1999 under the laws of the State of Nevada under the name “AVL Systems International, Inc.”  On  March 9, 2000,  the  Company amended  its Articles of Incorporation  to  change  the Company's  name  to  "I-Track,  Inc."  On  March 21, 2003,  the  Company amended  its Articles of Incorporation  to  change  the Company's  name  to  "China Wireless Communications,  Inc."  On  May 17, 2010,  the  Company amended  its Articles of Incorporation  to  change  the Company's  name  to  "Media Exchange Group,  Inc."  On June 27, 2011, the Company changed its name from to “Intellicell Biosciences, Inc.“

Merger of IntelliCell Biosciences, Inc.

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

Transactions Prior to the Merger

In connection with the Merger, the Company’s controlling shareholder entered into a return to treasury agreement pursuant to which he agreed to return to the Company for cancellation all of the shares of series A preferred stock of the Company that had previously been issued to him (150,000 shares). The Company then cancelled those shares at the closing of the Merger.

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

Asset Purchase Agreement with Consorteum Holdings, Inc.

On June 6, 2011, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum””) pursuant to which the Company has agreed to sell, transfer and assign Consorteum, all of the Company rights, title and interests to, and agreements relating to, its digital trading card business and platform as well as all other intangible assets of the business in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company (the “Assumed Indebtedness”) in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011.

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

Overview of Intellicell

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

As of September 30, 2011, IntelliCell has already established processing centers in New York City, Philadelphia, Dallas/Ft. Worth and New Orleans, and has entered into a licensing agreement for additional centers in Palm Beach, Houston, Orlando and Denver which have just opened. The process of establishing new centers can take up to 90-120 days inclusive of purchasing and installing equipment, training laboratory personnel, training the sakes representatives and educating physicians in the geographic region of the centers as to the benefits and availability of IntelliCells. In the future, IntelliCell intends pursue expansion to secondary markets and beyond the U.S. through a combination of IntelliCell owned and licensed clinical facilities.

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

Results of Operation

For the three and nine months ended September 30, 2011 And Period From Inception (August 13, 2010) to September 30, 2010.

Revenue

 Revenue for the three and nine months ended September 30, 2011 was $22,050 and $80,550, respectively. We had revenues of $3,995 from inception to September 30, 2010.  These revenues were primarily attributable to our  a sale of our suite of laboratory equipment that enables the processing of adipose tissue into stromal vascular fraction containing adipose stem cells using our technology and protocols to a single licensee of our technology at our cost. We anticipate benefitting from both fees from cases processed by this licensee as well as research to be performed by such licensee. In the future, we anticipate that revenues will primarily be derived from license fees from independent parties seeking to establish IntelliCell™ tissue processing centers (”Licensees”) and fees from the processing of tissue specimens from such centers. We intend to license such Licensees our technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers which we will operate. In certain centers we will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party. License fees will be payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. We have also entered into agreements with independent sales representative organizations that will market such tissue processing centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by us and recognized upon performance of the laboratory analysis.

Cost of goods sold and Gross Margin

Cost of goods sold for three and nine months ended September 30, 2011  was $2,452 and $48,988, which was primarily attributable to the cost of the laboratory equipment sold to a licensees and the cost of supplies for cases processed in our tissue processing center in New York. Cost of goods sold amounted to $3,896 for the period of inception to September 20, 2010.

 Gross margin for the three and nine months ended September 30, 2011 was $19,598 and $31,562, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received. Gross margin for the period of inception through September 30, 2010 was $99.

Operating expenses

Research and development expenses for the three and nine months ended September 30, 2011 was $14,810 and $191,100, respectively and $108,266 for the period from inception through September 30, 2010. The principal component of research development costs consist of fees to Dr. Steven Victor, the principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the Company’s ongoing research of its technologies and processes. For three and nine months ended September 30, 2011, these fees totaled $76,000 and $156,000, respectively and $100,000 for the period from inception through September 30, 2010. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case. Additional expenses include costs of laboratory supplies and disposables.

Sales and marketing expenses for three and nine months ended September 30, 2011 were $294,399 and $437,338, respectively. Sales and marketing expenses consist of costs associated with the development of the Company’s brochure and informational materials, its website, informational video and travel expenses to attend professional meetings and commissions on sales. Included in the expenses is $202,500 related to promotional activities that occurred in the third calendar quarter. There were no sales and marking expenses for the period of inception through September 30, 2010.

General and administrative expenses for the three and nine months ended September 30, 2011 were $212,247 and $1,680,359, respectively and $109,531 for the period from inception through September 30, 2010. Included in general and administrative expenses are the costs for our office facilities and related services provided by a company owned by our majority shareholder of $30,000 and $90,000, respectively, for the three and nine months ended September 30, 2011 and $20,000 for the period from inception through September 30, 2010. In addition, for the three and nine months ended September 30, 2011 we incurred salary expenses of $68,750 and $206,250 related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer and salary expenses totaling $12,000 and $99,500 to our Executive Vice President who is also a shareholder and the spouse of our majority shareholder. For the period from inception through September 30, 2010, the salary expenses for our Chief Executive Officer and Executive Vice President amounted to $45,833 and 29,167, respectively. Also included in our general and administrative expenses for the nine months ended September 30, 2011 was $827,125 in non-cash stock compensation as a result of our issuing 1,656,250 shares of our common stock to unrelated third parties for services. For the three and nine months ended September 30, 2011, we have incurred $33,159 and $209,347 in legal and professional fees, respectively.

 Changes in Fair Value of Derivative Liability

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The offering consisted of $50,000 units each of which consisted of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into IntelliCell common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of the Company’s common stock at an exercise price of $1.72 per share.  As a result of the Merger, the Intellicell Notes and Intellicell Warrants were assumed by the Company, the conversion price of the Intellicell Notes and the exercise price of the Intellicell Warrants were each adjusted to $0.88 per share, the Intellicell Notes are now convertible into an aggregate of 1,562,566 shares of common stock of and the Intellicell Warrants now warrants to purchase an aggregate of 3,071,542 shares of our common stock at an exercise price of $0.88.

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

We accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued during the three months and nine ended September 30, 2011 at the relevant commitment dates to be $0 and $32,209, respectively, utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $1,999,628 and $5,419,187 for the three and nine months ended September 30, 2011.

We accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during the three months and nine months ended September 30, 2011 at the relevant commitment dates to be $0 and $332,401, respectively, utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a charge to income of $3,741,132 and $11,942,830, respectively for the three and nine months ended September 30, 2011.

Loss before income tax and Net Loss

Loss before income tax for the three and nine months ended September 30, 2011 was $6,191,912 and $19,391,490, respectively, which includes charges for the non-cash change in fair value of derivative liabilities discussed above of $5,740,759 and $17,073,453, respectively. Loss before income tax for the period of inception through September 30, 2010 was $217,698. As we are just are just beginning to implement our business strategy we anticipate we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of Licensees each generating a sufficient level of tissue processing cases that would generate sufficient revenues to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2011 of $20,153,414, which includes Derivative Liabilities related to the embedded conversion feature and warrants associated with our convertible debt offering of $17,362,017, compared to a working capital deficit at December 31, 2010 of $437,323.

 Our cash and cash equivalents as September 30, 2011 was $136 compared to cash balances at December 31, 2010 of $3,179. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business manage and control our business. In the near term, we plan to utilize our existing cash balances at September 30, 2011 of $136 and proceeds from tissue processing cases and new license fees through our existing and planned tissue processing centers to maintain our operations.

 We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Net cash used in operating activities

Net cash used in operating activities was $895,246 for the nine months ended September 30, 2011. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by increases in our accounts payable of $183,032, increases in deferred income related to our license agreements of $312,500 and increases in accrued liabilities of $146,327 primarily related to research fees payable to our majority shareholder.

Net cash used in investing activities

Net cash used in investing activities was $736,797 for the nine months ended September 30, 2011, consisting of $86,797 for the purchase of lab equipment and $650,000 of cash used to secure a letter of credit which in turn secures a 13 year lease for new office space, for which the we unconditionally guaranteed any and all obligations owed under the lease to the landlord. The lease is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice. Our investing activities consisted of the purchase of laboratory equipment for use in our own facility as well as equipment in transit to a Licensee for which revenue has not yet been recognized.

Net cash provided by financing activities

 Net cash provided by financing activities was $1,629,000 for the nine months ended September 30, 2011, consisting of $176,000 of proceeds received from the sale of our common stock at $0.50 per share and $1,385,000 of proceeds from the issuance of our convertible debenture offering. Addition, the Company received advances from Dr. Victor and an investor in the amount of $68,000.

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of September 30, 2011, the Company had executed license agreements and received $312,500 in license fees for four centers which had not yet commenced operations and therefore recognition of such revenue was deferred.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

Reserved.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
———————
*
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

INTELLICELL BIOSCIENCES, INC.

Date: December 16, 2011	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)