Form 10-K
period 2011-12-31
Intellicell Biosciences, Inc.
filed 2012-04-18
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549
___________________________

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-141521

INTELLICELL BIOSCIENCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-1966948 (I.R.S. Employer Identification No.)

460 Park Avenue, New York, New York 10022

(Address of principal executive offices) (Zip Code)

 (646) 576-8700
(Registrant's telephone number)

30 East 76th Street, 6th Floor, New York, New York 10021
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $70,370,587, computed by reference to the closing price of the common stock on June 30, 2011. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, at April 9, 2012 was 25,368,877.

 INTELLICELL BIOSCIENCES, INC.

FORM 10-K

SIGNATURES
FINANCIAL STATEMENTS

FORWARD-LOOKING STATEMENTS

Statements in this annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this annual report, except as may be required under applicable securities laws.

 PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Intellicell” and “Registrant” refer to Intellicell Biosciences, Inc, including subsidiaries and predecessors, except where it is clear that the term refers to Intellicell Biosciences, Inc.. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.001 per share.

ITEM 1.    BUSINESS.

Overview

We are a pioneering regenerative medicine company focused on the expanding regenerative medical markets using a proprietary, patent pending process to separate adult autologous vascular cells (or AAVC’s) from blood vessels in adult adipose (fat) tissue. These AAVC’s, which are also commonly referred to as stromal vascular fraction (or SVFs), are a heterogeneous mixture of regenerative cells and autologous adult stem cells that promote the healing of injured tissue. AAVC’s contain not only adult stem cells, but also fibroblasts, growth factors, and other cellular components that may improve efficacy as compared to isolated and cultivated adult stem cells.

Our Technology

We utilize a proprietary, patent pending process developed by our founder, Dr. Steven Victor, which allows for the efficient and reproducible separation of AAVC’s from autologous (your own) adult adipose tissue. Specifically, our process involves the application of ultrasonic cavitation (sound waves) to the extracted adipose tissue which results in the separation AAVC’s from the blood vessels in adult adipose (fat) tissue. This AAVC, or stromal vascular fraction (or IntelliCells™ as we have termed them), are removed from the patient at the point of care, and separated at the point of care under the supervision of our certified technicians following current good manufacturing practices (cGMPs) and current good tissue practices (cGTPs), and the cells are then returned to the medical professionals at the point of care for use a patient’s own body (autologous treatment), by way of a same-day clinical procedure for homologous use of these cells.

We believe that our process the IntelliCells™ autologous product yields a functionally diverse population of autologous cells that are multi-dimensional.  We believe that this proprietary mixture of autologous cells has the ability to assist in the regeneration of injured and diseased tissue.  We believe these cells are minimally manipulated, are homologous, and provide clinicians with an additional tool in pursuit of the regenerative, curative, and preventative elements of personalized medicine.

IntelliCell, as one of many global organizations focused on regenerative medicine, is pleased to have developed a proprietary novel process that has separated and identified the physiological source of AAVC's.

Our Strategy

We plan to focus our initial efforts on regenerative medicine in the areas of Aesthetics, Orthopedics, Sports Medicine, Pain Management and Periodontal Diseases. Thereafter, we will expand our areas of focus as we are able to locate and partner with parties interested in licensing our technology for other areas.  In this regard, we intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

Another focus of our business development will involve engaging in and our coordinating IRB approved clinical studies at prominent medical centers with the goal of obtaining medical approval for significant clinical indications of the AAVC’s yielded from the use of our proprietary process. We have recently formed a wholly-owned subsidiary, ICBS Research, Inc., through which we plan to engage in research and development activities by collaborating with university based research organizations.  We believe these activities may lead to additional patents and intellectual property which may benefit the Company's shareholders. ICBS Research, our wholly-owned subsidiary, will also coordinate scientific research with world class researchers to learn more about the Intellicell™ process and product and to how it may be the efficacious delivery mechanism in conjunction with other medical therapies.

We are also exploring and undertaking, either on our own or in collaboration with a third party, providing a service for the collection, processing and storage of autologous cells for future use. In this regard, we intend to apply shortly for a New York State tissue banking license.

Our Competitive Advantage

We believe that our proprietary process offers significant advantages over other competing processes or technologies currently being employed that utilize enzymes or other manipulative methods to harvest or culture cells. These advantages include:

●
We believe that our process is in compliance with existing FDA regulations – under current FDA Guidelines for human cell and tissue based products (HCT/P) (based on FDA regulations found at 21 C.F.R. § 1271), patients are allowed to use their own HCT/P for just about any indication, so long as the use of those cells is autologous (a situation in which the donor and recipient are the same person), the cells are minimally manipulated, the clinical use is homologous, and the procedure takes place as a single procedure as defined by the physician.

●
Our procedure takes place during the same office visit. The point of care nature of the process is a required element of the protocol required by our licenses, and is emphasized in our technician and physician training.

●
We believe that the number of adult autologous stem cells and other progenitor cells that comprise the AAVC’s that are harvested from the tissue through the use of our proprietary process are significantly higher than the number of cells produced through the use of other technology or processes currently available that employ manipulative processes or enzymes to achieve cell separation

●	We have engaged Millipore, a division of Merck, to perform a CD (cluster of differentiation) antibody flow cytometry study which has confirmed the high-quality composition of the IntelliCells™.
●
We believe that our patent pending process provides significant time and cost efficiencies at the point of care- using our proprietary ultrasound cavitation technique, AAVCs can be separated at low cost and in less time, as compared to competing technologies that utilize enzymes.

We also believe that IntelliCells™ have the potential to treat not only aesthetic conditions, orthopedic and sports injuries, and pain, but also a wide variety of clinical conditions involving cardiac, gastrointestinal, periodontal, and autistic disorders. In that regard, we will be seeking to undertake clinical studies in partnership with well-known universities and hospitals for the following indications and markets:

Application	Market
Osteoarthritis	Internal Medicine and Orthopedic
Gum Regeneration	Periodontal
Non-healing Diabetic Ulcers	Wound healing
Multiple Sclerosis	Internal Medicine
Cartilage Regeneration	Orthopedic and Sports Medicine
Tendon Repair	Orthopedic and Sports Medicine
Facial Lines and Wrinkles	Aesthetic Medicine
Chronic Migraine Headache	Neurological
Bone Regeneration	Periodontal and General Surgery
Hair Regeneration	Aesthetic Medicine

The Regenerative Medicine Market

Regenerative Medicine is a rapidly expanding set of innovative medical technologies that restore function by enabling the body to repair, replace, and regenerate damaged, aging or diseased cells, tissues and organs.

In the U.S. alone, the market for regenerative medicine is estimated at $119 million for 2009, growing to $8.2 billion by 2018. (Source: 2009 Stem Cell Summit). Driving the growth of this market are factors including an aging population, the desire of people to maintain and even improve their youthful appearance and the growing acceptance of self-pay aesthetic related medicine within the physician community. The most exciting frontier in regenerative medicine is the potential uses of stem cells. Stem cells have the power to restore beauty, heal damaged tissues, and the potential to treat and cure some diseases.

To date, the media attention has been directed at the more controversial embryonic stem cells. Although the potential uses embryonic cells to cure and treat diseases is significant, the controversial source of the cells poses ethical questions which have delayed medical progress. Recently, new techniques have been discovered that enable non-adipose stem cells to be extracted from a person’s own fat tissue. These adult stem cells have many of the same characteristics as embryonic stem cells. Unlike embryonic stem cells, stem cells extracted from a person’s own fat are abundant, easily available, and create far less controversy.

FDA regulations preclude using many stem cell therapies to treat diseases in the U.S. unless you are part of a clinical trial or an approved drug or biological product. In this capacity they are considered to be ‘drug therapy’ and subject to very strict regulation. But using a patient’s own (autologous) stem cells is allowed today if certain criteria for homologous use and minimal manipulation are met. On April 1, 2009 the FDA issued a regulation (21 C.F.R. § 1271) (which effectively allowed for the autologous (returning one’s own cells to the same person from which they were extracted) use of stem cells, so long as they are only minimally manipulated and the procedure using the stem cells does not alter the original relevant biologic function of the stem cell. Thus, when procedures are performed in the same operative session, it is not regulated by ‘drug therapy’ guidelines.

For example, physicians have been extracting and re-injecting fat tissue to reduce wrinkles and augment areas such as the breasts and buttocks for over two decades. Success for this process has always been highly contingent on the techniques used for extracting, processing, and reinjection of the fat cells. The most significant issue was unpredictability and a low rate of survival of the injected fat due to partial necrosis (premature death of tissue) after injection. Physicians worldwide have recently discovered that enriching fat with adult stem cells produces not only longer lasting results, but also have therapeutic results in injured tissues. In addition to utilization of autologous stem cells for direct injection and for enriching injected fat, there is currently considerable research involving the intravenous injection of autologous stem cells. Such treatments have been practiced outside of the U.S. with positive anecdotal results. Within the U.S., there are many studies examining the potential for intravenous stem cell treatments to address multiple diseases including diabetes, heart disease, Parkinson’s disease and others. A recent article from CNN Health described a study performed by the Stem Cell Institute at the University of Miami's Miller School of Medicine that found an intravenous method of injecting autologous stem cells into patients who had experienced heart attacks within the previous 10 days works to repair -- not just manage -- heart damage.

Overview of Stem Cells

Stem cells are cells found in most, if not all, multi-cellular organisms. They are characterized by the ability to renew themselves through mitotic cell division and differentiating into a diverse range of specialized cell types. The two broad types of stem cells are: embryonic stem cells and adult stem cells that are found in adult tissues. In a developing embryo, stem cells can differentiate into all of the specialized embryonic tissues. In adult organisms, stem cells and progenitor cells act as a repair system for the body, replenishing specialized cells, but also maintain the normal turnover of regenerative organs, such as blood, skin, or intestinal tissues. The moral and political issues related to the use of embryonic stem cells, particularly in U.S. are well known. As a result, recent attention has been focused on adult stem cells and the indications they can be used to treat.

Adult stem cells (ASCs) are unspecialized or undifferentiated cells found in children and adult humans. These lie dormant (quiescent) and non-dividing within different adult human tissues until they are activated by signals from diseased, dying or damaged tissue to not only divide to form more stem cells, but also to differentiate into different types of specialized cells to replenish or regenerate these affected cells.

ASCs are generally 'multipotent' lineage-restricted cells with the ability to only differentiate into types of cells predetermined by the germ layer-origin of the tissue within which they reside. However, in vitro studies have shown that, given the right conditions, some ASCs can differentiate into cell types of germ-origin different to their tissue of origin. This is called Trans-differentiation or Plasticity. This makes these ASCs 'pluripotent' and hence very attractive in on-going stem cell research to find ways of culturing and transplanting healthy cells to replace diseased, damaged or dying tissues.

ASCs can be described in a number of ways depending on their potency, germ layer of origin, or their tissue of origin. For example, ASCs present in adipose tissue may be called multipotent, mesenchymal, adipose-derived, and ASCs. However, a more accurate description of ASCs harvested, isolated and activated using the IntelliCell BioSciences proprietary process and protocol would be to refer to them as adult autologous vascular cells (AAVC’s), or stromal vascular fraction-derived adipose tissue mesenchymal stem cells (SVF-derived AT-MSCs). Stromal Vascular Fraction (SVF) is the material obtained from extracted adipose tissue that has had the fat cells removed. SVF contains a variety of other cells in addition to adult stem cells, including blood cells from the capillaries supplying the fat cells, as well as growth factors such as transforming growth factor beta (TGF-β), platelet-derived growth factor (PDGF), and fibroblast growth factor (FGF), among others.

This is consistent with the secretions of cells in the presence of an extracellular matrix. The SVF also contains the various proteins present in the adipose tissue extracellular matrix, of which laminin is of interest due to its ability to help in neural regeneration. There are minimal ethical issues with the use of ASCs because these cells can be obtained from adult human tissue (i.e., from adipose (fat) tissue). Another important advantage of using ASCs is that these are autologous - one's own cells - which the body will not reject.  ASCs from bone marrow have been successfully transplanted in sufferers of leukemia and related cancers for many years now.

The sheer number of ASCs that can be harvested at any one time from fat tissues makes what we believe to be the best source of ASCs in the human body. This number of ASCs harvested from fat tissues also has the added advantage of not needing to be cultured in a laboratory over days in order to get the desired number of ASCs to achieve what is called “therapeutic threshold,” or therapeutic benefit. In addition, harvesting ASCs from adipose tissue is relatively easier, painless and poses minimal risk to the patient.

Licensing

As described above, we intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will focus on:

●
Entering into technology licensing agreements and related service agreements with physicians, physician practice groups and ambulatory service centers that are located in the United States that provide for the sale, setting up and/or servicing of labs in the physicians own offices that will receive adipose tissue harvested from their patients and employ our proprietary process to the obtain the IntelliCell™ product, and then return the IntelliCell™ product to the physician on the same day labeled “autologous and homologous.” In these arrangements, the clinical use of these IntelliCells™ is not specified in labeling or promotion, but will be left solely to the physician in the exercise of their medical judgment. Under these arrangements, we will be collecting licensing fees, processing fees and/or service fees from the licensees.

●
Entering into technology licensing agreements that cover a particular international territory or country pursuant to which the licensee shall have the right to set up and/or sublicense the right to set up labs in the territory using equipment purchased from us and that are operated in accordance with protocols set by us. Under these arrangements, we will be collecting an up-front territorial licensing fee and then will receive additional fees based upon from sublicensing and/or processing fees received by the licensees during the term of the license.

●
Establishing of “Centers of Excellence,” which are intended to be upscale centers for administration of these AAVC cell therapies utilizing our proprietary, patent pending process. These centers are anticipated to typically be set up in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Under these arrangements, we will be collecting both processing fees and management fees from the professional corporations that we manage.

Agreement with Regen MedicalP.C.

On April 16, 2012, we entered into a technology license and administrative services agreement with Regen Medical P.C., the medical practice which is owned by, and through which, our Chief Executive Officer, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology. Pursuant to the agreement, we, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize our proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) were appointed as the exclusive manager and administrator of Regen Medical’s operations which relate to the implementation of our proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) were appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The agreement is effective as of April 16, 2012 and shall continue until April 16, 2017.  The agreement shall thereafter be automatically renewed for successive five year periods unless either party shall notify the other in writing of its intention not to renew the agreement, which notice shall be given at least 12 months but no more than 15 months prior to the expiration of the then current term.  Either party may terminate the agreement, for among other things, the failure to cure a material breach of the agreement within 30 days after receipt of written notice or in the event any state or federal laws or regulations, now existing or enacted or promulgated after the effective date, are interpreted in such a manner as to indicate that the structure of the agreement may be in violation of any such laws or regulations..

In consideration for the services to be provided under the agreement, Regen Medical shall pay us (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  We shall also be entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company shall be entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage shall be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011; provided, however, that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss shall be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company.

International Licensing Agreements

As of the date hereof, we have entered into the licensing agreements covering the territories of Canada, Australia, New Zealand, and Thailand.

Canadian License Agreement

On December 15, 2011, we entered into an exclusive lab services agreement with Regenastem, Inc., a Canadian corporation, pursuant to which we granted the licensee the exclusive right and license to utilize our proprietary process as well as our trademarks for the purpose of providing tissue processing services for humans and animals in Canada. The agreement has an initial term ending on August 26, 2031, and shall continue on successive five-year terms thereafter unless terminated by either party. Either party may terminate the agreement, for among other things, the failure to cure a material breach of the agreement within 10 business days or if either party makes an assignment for the benefit of creditors, is adjudicated bankrupt or insolvent, commences proceedings under bankruptcy law or licensee is unable to generate at least $500,000 in fees payable to us with any eighteen (18) month period during the Term. We may terminate the agreement, if among other things, the licensee fails to follow our protocol for tissue processing or if the licensee fails to report any tissue processing case to us. If the agreement is terminated for non-performance as described above, we shall repurchase the license from the licensee for an amount equal to two times the license fee earned by the licensee through the date of such termination.

In addition, licensee agreed to invest $500,000 in our Series D Preferred Stock financing, $250,000 of which was invested in December 2011 after the signing of the license and the remaining $250,000 of which was invested in January 2012. The parties agreed that, within one hundred and twenty (120) days before the expiration of the term, the licensee will pay a renewal fee of $500,000 for the next 10 years and/or two 5 year renewal terms in total. For each tissue processing case performed by licensee, the licensee is required to pay us, on a monthly basis, a fee of thirty percent (30%) of the fess designated by us for tissue processing. In addition, for each laboratory facility set up by the licensee, the licensee shall pay us 30% of the net profit realized from the establishment of such laboratory facility.

Australia and New Zealand License Agreement

On December 16, 2011, we entered into an exclusive lab services agreement with Cell-Innovations Pty Ltd. pursuant to which we granted the licensee the exclusive right and license our proprietary process and trademarks for the purpose of providing tissue processing services for humans in Australia and New Zealand. The agreement has an initial term ending on December 16, 2021, and shall continue on successive one-year terms thereafter unless terminated by either party upon 90 day written notice. Either party may terminate the agreement, for among other things, the failure to cure a material breach of the agreement within 10 business days or if either party makes an assignment for the benefit of creditors, is adjudicated bankrupt or insolvent or commences proceedings under bankruptcy law or if the licensee is unable to generate at least AUD$1,000,000 in fees payable to us with any thirty-six (36) month period during the Term. We may terminate the agreement, if among other things, the licensee fails to follow our protocol for tissue processing or if the licensee fails to report any tissue processing case to us. If the agreement is terminated for non-performance as described above, we shall repurchase the license from the licensee for an amount equal to two times the license fee earned by the licensee through the date of such termination.

In consideration for the grant of the exclusive license, the licensee agreed to pay us a one-time license fee of $700,000 payable upon the execution of the agreement. For each tissue processing case performed by the licensee, a fee of twelve and one-half percent (12.5%) of the fess designated by us for tissue processing shall be remitted to us on a monthly basis. The licensee shall also pay us a fee of twelve and one-half percent (12.5%) of the all profit earned by the licensee form the initial up front sale of lab equipment to other laboratory facilities who acquire a sublicense from the licensee to use the technology in the Territory. We also agreed to issue the licensee one hundred thousand (100,000) shares of our common stock upon the execution of the agreement.

Thailand Agreement

On April 7, 2012, we entered into an exclusive lab services license agreement with StemCells 21 Co., Ltd. pursuant to which we granted the licensee, among other things, (i) an exclusive, non-assignable, non-transferable, license to utilize and commercially exploit our proprietary process and trademarks, solely for the provision of the separation of Adipose Stromal Vascular Fraction from fat tissue within the Kingdom of Thailand. We also granted the licensee the right to grant sublicenses in accordance with the provisions of the agreement, so that the licensee can utilize the Technology and Trademarks (as defined in the Agreement) to provide Tissue Processing services in the Territory. The agreement has an initial term ending on April 7, 2022, and shall continue on successive one-year terms thereafter unless terminated by either party.  Either party may terminate the agreement, for among other things, the failure to cure a material breach of the agreement within 10 business days or if either party makes an assignment for the benefit of creditors, is adjudicated bankrupt or insolvent or commences proceedings under bankruptcy law. We may terminate the agreement if, among other things, licensee is unable to generate at least $500,000 in fees payable to us within any twelve (12) month period during the term.

In consideration for the grant of the exclusive license, the licensee agreed to pay us an up-front license fee of $1,000,000 payable as follows: (i) an initial installment of One Hundred Fifty Thousand Dollars ($150,000) upon execution of the agreement; (ii) One Hundred Thousand Dollars ($100,000) within three (3) days of the completion of the Lab Equipment (as defined in the agreement) having been delivered and installed (in accordance with applicable cGMP’s and cGTP’s of the US FDA) and the Lab Technician (as defined in the agreement) for the initial Laboratory Facility (as defined in the Thailand Agreement) having completed training; and (iii) the balance of Seven Hundred Fifty Thousand Dollars ($750,000) to be placed in escrow with counsel for the Company upon the payment of the second installment, with such funds to be held in escrow for a period of ninety (90) days, with such funds to be released upon satisfaction by the parties that the Lab Equipment is in working order and the Lab Technician has been adequately trained.

In addition to the foregoing, for each tissue processing case performed by Thailand Licensee, a fee of twelve and one-half percent (12.5%) of the fess designated by the Company for tissue processing shall be remitted to the Company on a monthly basis. Thailand Licensee shall also pay the Company a fee of twelve and one-half percent (12.5%) of the all profit earned by the Thailand Licensee form the initial up front sale of lab equipment to other laboratory facilities who acquire a sublicense from the Thailand Licensee to use the Technology in the Territory.

Other Licensing Agreements

As of the date hereof, we have entered into the licensing agreements covering the areas of Philadelphia, Pennsylvania, Dallas/Ft. Worth, Texas, Palm Beach, Florida, Metaire, Lousiana, Lake Mary, Florida, Denver, Colorado,Sugarland, Texas and Baton Rouge, Louisiana.

On November 1, 2010 we entered into agreement with Thomas E. Young MD, LLC, pursuant to which we granted Dr. Young a license to the Company’s Technology so Dr. Young can utilize the Technology to provide tissue processing services within a 50 mile radius of Philadelphia, PA.  In consideration for the Technology, Dr. Young agreed to pay us (i) a licensing fee of $80,000, and (ii) a fee of $400 for each tissue processing case processed for each of Dr. Young’s patients.

On November 15, 2010, we entered into agreement with R. Craig Saunders, pursuant to which we granted Dr. Saunders a license to the Technology so Dr. Saunders can utilize the Technology to provide tissue processing services within a 50 mile radius of Dallas/Ft. Worth, Texas.  In consideration for the Technology, Dr. Saunders agreed to pay us (i) a licensing fee of $80,000 and (ii) a fee of $400 for each tissue processing case processed for each of Dr. Young’s patients.

In February 2011, we entered into agreement with Foursight LLC, pursuant to which as granted Foursight a ten year license to the Technology so Foursight can utilize the Technology to provide tissue processing services within a 50 mile radius ofLake Worth, Florida.  In consideration for the Technology, Foursight agreed to pay us (i) an equipment fee of $45,000 and (ii) a royalty payment equal to the greater of (x) $250 for each processing case or (y) 10% of Foursight’s gross revenue in any calendar year.  In the event Foursight fails to achieve certain minimum yearly net revenue targets in any calendar year during the term of the agreement (generating annual royalties of $130,000 for 2011and increasing oer the term to up to $390,000 in 2016 and beyond), the Company shall have the right to terminate the agreement upon 30 days written notice to Foursight.

On February 28, 2011, we entered into agreement with Dauterive Medical, Inc. (“DMI”), pursuant to which as granted DMI a five year license to the Technology so DMI can utilize the Technology to provide tissue processing services within a 70 mile radius of Metaire, LA.  In consideration for the Technology, DMI agreed to pay us (i) a licensing fee of $1 and (ii) a royalty payment equal to $500 for each processing case performed by DMI and we agreed to pay DMI $500 for each processing case referred to us by DMI. The agreement may be terminated by either party in the event of a material default of any duty, obligation or responsibility imposed by the agreement which has not been cured within ten business days after the non-defaulting party gives written notice to the defaulting party of such default. In addition, in the event that certain minimum annual revenue targets are not met ($1,000,000 of tissue processing cases) during the term of the agreement, we shall have the right to terminate the agreement for non-performance upon 30 days written notice to DMI for an amount equal to two times the license fee paid less all cumulative fees paid by us to the date of such termination. In the event we exercise such right to terminate for non-performance, DMI would have the right to elect to have the agreement become non-exclusive as to the territory for the remainder of the initial term.

On April 29, 2011, we entered into agreement with AGE Management LLC, pursuant to which we granted AGE a five year license to the Technology so AGE can utilize the Technology to provide tissue processing services within a 50 mile radius of Lake Mary, Florida. In consideration for the Technology, AGE agreed to pay us (i) a license fee of $80,000 and (ii) a royalty payment equal to $500 for each tissue processing case. The agreement may be terminated by either party in the event of a material default of any duty, obligation or responsibility imposed by the agreement which has not been cured within ten business days after the non-defaulting party gives written notice to the defaulting party of such default. In addition, in the event that certain minimum annual revenue targets are not met ($1,000,000 of tissue processing cases) during the term of the agreement, we shall have the right to terminate the agreement for non-performance upon 30 days written notice to AGE for an amount equal to two times the license fee paid less all cumulative fees paid by us to the date of such termination. In the event we exercise such right to terminate for non-performance, AGE would have the right to elect to have the agreement become non-exclusive as to the territory for the remainder of the initial term.

On June 14, 2011, we entered into agreement with AllWin Scientific Corporation, pursuant to which we granted AllWin a five year license to the Technology so AllWin can utilize the Technology to provide tissue processing services within a 25 mile radius of Denver, Colorado. In consideration for the Technology, AllWin agreed to pay us (i) a license fee of $80,000 and (ii) a royalty payment equal to $500 for each tissue processing case. The agreement may be terminated by either party in the event of a material default of any duty, obligation or responsibility imposed by the agreement which has not been cured within ten business days after the non-defaulting party gives written notice to the defaulting party of such default. In addition, in the event that certain minimum annual revenue targets are not met ($400,000 of tissue processing cases) during the term of the agreement, we shall have the right to terminate the agreement for non-performance upon 30 days written notice to AllWin for an amount equal to two times the license fee paid less all cumulative fees paid by us to the date of such termination. In the event we exercise such right to terminate for non-performance, AllWin would have the right to elect to have the agreement become non-exclusive as to the territory for the remainder of the initial term.

On June 27, 2011, we entered into agreement with PBH Holdings, LLC, pursuant to which we granted Regenerative a five year license to the Technology so PBH can utilize the Technology to provide tissue processing services within a territory to be determined as per population density (comprising an approximate 50 mile radius of Sugarland, Texas). In consideration for the Technology, Regenerative agreed to pay us (i) a license fee of $80,000 and (ii) a royalty payment equal to $500 for each tissue processing case. The agreement may be terminated by either party in the event of a material default of any duty, obligation or responsibility imposed by the agreement which has not been cured within ten business days after the non-defaulting party gives written notice to the defaulting party of such default. In addition, in the event that certain minimum annual revenue targets are not met ($1,000,000 of tissue processing cases) during the term of the agreement, we shall have the right to terminate the agreement for non-performance upon 30 days written notice to Regenerative for an amount equal to two times the license fee paid less all cumulative fees paid by us to the date of such termination. In the event we exercise such right to terminate for non-performance, Regenerative would have the right to elect to have the agreement become non-exclusive as to the territory for the remainder of the initial term.

In July, 2011, we entered into agreement with Regenerative Laboratory Services of Baton Rouge, LLC, pursuant to which we granted Regenerative a five year license to the Technology so Regenerative can utilize the Technology to provide tissue processing services within a specified territory comprising an approximate 50 mile radius of Baton Rouge, Lousiana. In consideration for the Technology, Regenerative agreed to pay us (i) a license fee of $80,000 and (ii) a royalty payment equal to $500 for each tissue processing case. The agreement may be terminated by either party in the event of a material default of any duty, obligation or responsibility imposed by the agreement which has not been cured within ten business days after the non-defaulting party gives written notice to the defaulting party of such default. In addition, in the event that certain minimum annual revenue targets are not met ($250,000 of tissue processing cases) during the term of the agreement, we shall have the right to terminate the agreement for non-performance upon 30 days written notice to Regenerative for an amount equal to two times the license fee paid less all cumulative fees paid by us to the date of such termination. In the event we exercise such right to terminate for non-performance, Regenerative would have the right to elect to have the agreement become non-exclusive as to the territory for the remainder of the initial term.

As of the date hereof, we believe that the licensees in Philadelphia, Pennsylvania, Dallas/Ft. Worth, Texas, Palm Beach, Florida, Metaire, Lousiana, and Lake Mary, Florida are either in default and/or non-compliance with the duties, obligation or responsibility imposed upon them by the agreement and we intend to pursue our remedies accordingly. In addition, we have received notification of termination from the licensees in Denver, Colorado and Baton Rouge, Louisiana, which notifications include demand for payments. We believe that such parties were also in default and/or non-compliance with the duties, obligation or responsibility imposed upon them by the agreement, and we intend to pursue our remedies and/or vigorously defend ourselves against any claims made by such parties.

Sales and Marketing

Our sales efforts are headed up by our Executive Vice President of Sales who will oversee all sales and licensing arrangement in both the US and internationally. Our current marketing objectives focus on achieving rapid growth by entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States that initially focus on regenerative medicine in the areas of Aesthetics, Orthopedics, Sports Medicine, Pain Management and Periodontal Diseases, and by entering into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” that will allow us to showcase and demonstrate our proprietary process, Finally, another focus of our business development will involve engaging in and our coordinating clinical studies at prominent medical centers with the goal of obtaining FDA approval for major clinical indications of the AAVC’s yielded from the use of our proprietary process.

Research and Development

We have recently formed a wholly-owned subsidiary, ICBS Research, Inc., through which we plan to conduct research and development activities on our own and in combination with academic, government and industry collaborators.

In contemplation of our proposed research and development activities, in December 2011, we entered into a strategic collaborative agreement with Numoda Corporation, a large Contract Research Organization (CRO) that provides a number of clinical research services to the biotech industry.  Under the terms of the agreement, Numoda agreed to invest $500,000 into us based on our achievement of certain milestones to be agreed upon between the parties, in exchange for our contracting with Numoda to provide CRO services in planned in-human clinical studies commencing in 2012. As of the date hereof, Numoda has not invested any money into the Company.

We have also had preliminary discussions with several researchers and Universities regarding the establishment of clinical studies for the purpose of exploring therapeutic use of IntelliCells™. The currently contemplated initial areas under study with proposed partners are:

●	Osteoarthritis;
●	Non-healing diabetic ulcers (wound healing); and
●	Military severe injuries deploying the IntelliCell™ product (process) on the battlefield as part of the care provider on-site.

In addition to the foregoing, the October 2011 Issue of the Journal of Implant & Advanced Clinical Dentistry published an article on a prospective pilot study on the clinical application of SVF with stem cells in the treatment of gingival recession defects using our proprietary process to be conducted by Dr. Nicholas Toscano. Dr. Toscano is a member of our advisory board.

Competition

We compete with many pharmaceutical, biotechnology, medical device and bio tools companies, as well as other private and public stem cell companies involved in the development and commercialization of cell-based medical technologies and therapies in the regenerative medicine industry. Regenerative medicine is a rapidly evolving industry, primarily through the development of cell-based therapies or devices designed to isolate cells from human tissues. Most efforts involve cell sources, such as bone marrow, embryonic and fetal tissue, umbilical cord and peripheral blood and skeletal muscle. Companies working in the area of regenerative medicine include, among others, Cytori Therapeutics, Stem Cell Assurance, Inc., Osiris, Aastrom Biosciences, Aldagen, BioTime, Baxter International, Celgene, Geron, Harvest Technologies, Mesoblast, Regenexx, NeoStem, X-Cell Center, Stem Cells, Athersys, and Tissue Genesis.  Companies working in the area of biological tools include, among others, Life Technologies, Asterand, Pacific Biosciences of California, and AllCells. Currently, we are aware of certain regenerative medical companies that provide processes for extracting SVF containing adult stem cells from adipose (fat) tissue.  As techniques for expanding the use of stem cells improve, the use of collection techniques of adult stem cells could increase and compete with our services. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do.  We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for procedures that we are also pursuing.

Patents and Proprietary Rights

Our success will likely depend upon our ability to preserve our proprietary patent pending process and operate without infringing on the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable or that we determine to keep as trade secrets. We intend to protect our proprietary information, in part, by the use of confidentiality and assignment of invention agreements with our officers, directors, employees, consultants, significant scientific collaborators and sponsored researchers that will generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.   The following table identifies the published pending patent applications that are owned by us:

Number	Country	Filing Date	Issue Date	Expiration Date	Title
Patent Applications

US 13/323,030	U.S.		Pending	N/A	Ultrasonic Cavitation Derived Stromal Or Mesenchymal Vascular Extracts And Cells Derived Therefrom Obtained From Adipose Tissue And Use Thereof

PCT/US2011/064464	PCT		Pending	N/A	Ultrasonic Cavitation Derived Stromal Or Mesenchymal Vascular Extracts And Cells Derived Therefrom Obtained From Adipose Tissue And Use Thereof

When appropriate, we will continue to seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We will accomplish this by filing and maintaining patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, we plan to file patent applications in the United States. In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interest.

Government Regulation

The health care industry is highly regulated in the United States. The federal government, through various departments and agencies, and state and local governments regulate and monitor the health care industry. The following is a general overview of the laws and regulations pertaining to our business.

Human cells, tissues, and cellular and tissue-based products (“HCT/Ps”) Regulation

The U.S. Food and Drug Administration (the “FDA”) regulates the manufacture of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”) under the authority of Section 361 of the Public Health Safety Act (“PHS Act”) and exercises this authority pursuant to the regulations governing HCT/Ps in Part 1271 in Title 21 of the Code of Federal Regulations.

The FDA regulatory requirements for HCT/Ps, such as IntelliCells™, are complex and evolving. The FDA sets forth criteria for determining whether an HCT/P can be regulated solely under Section 361 of the PHS Act, i.e., as a “361 HCT/P.” A 361 HCT/P is regulated solely as an HCT/P, without additional regulation as a medical device, drug, or biologic.

Under the FDA regulations, an HCT/P qualifies as a 361 HCT/P if it meets all of the following criteria:  (i) it is minimally manipulated; (ii) it is intended for homologous use only, as reflected by labeling, advertising, or other indications of the manufacturer’s objective intent; (iii) it is not combined with a device, drug or biologic (with limited exceptions); and (iv) either (a) it does not have a systemic effect and is not dependent upon metabolic activity for its primary function (with certain exceptions) or (b) it does have a systemic effect or is dependent upon metabolic activity for its primary function and is intended for certain uses, including autologous use. Such 361 HCT/Ps may be commercially distributed without the FDA’s premarket clearance or approval.  The FDA permits manufacturers to proceed to market based upon a self-determination that a product qualifies as a 361 HCT/P. The FDA reserves the right to disagree, and also has voluntary procedures for obtaining an advance agency determination. We believe the autologous stem cells that are derived from the IntelliCells™ process meet the FDA’s requirements to be regulated solely as 361 HCT/Ps, and have proceeded to market on that basis.

The regulatory requirements of 21 C.F.R. Part 1271 applicable to HCT/Ps include the following:

●	registration and listing of HCT/Ps with the FDA;
●
current good tissue practices, specifically including requirements for the facilities, environmental controls, equipment, supplies and reagents, recovery of HCT/Ps from the patient, processing, storage, labeling and document controls, and distribution and shipment of the HCT/Ps to the laboratory, storage, or other facility;

●	tracking and traceability of HCT/Ps and equipment, supplies, and reagents used in the manufacture of HCT/Ps;
●	adverse event reporting;
●	FDA inspection;
●	importation of HCT/Ps; and
●	abiding by any FDA order of retention, recall, destruction, and cessation of manufacturing of HCT/Ps.

We believe the donor screening requirements in Part 1271 do not apply because our product is made from autologous tissue.

Possible Additional FDA Device, Drug, or Biologic Regulatory Requirements

On March 13, 2012, the Company received a regulatory Warning Letter from FDA regarding the Intellicell™ process. A Warning Letter is an FDA notification to a regulated company that the Agency believes the company to have violated the Federal Food, Drug, and Cosmetic Act (“FDC Act”), but it is not considered final agency enforcement action. The March Warning Letter stated that FDA believed the Intellicell™ process to be a new drug or a biologic product requiring a new drug application (“NDA”) or biologics license application ("BLA").  This was based on statements that the Agency believed that the Company was using adipose tissues for non-homologous use, and that these cells were more than minimally manipulated.  Such products would not be considered HCT/Ps regulated solely under section 361 of the PHS Act.  The Warning Letter also noted a number of cGMP issues at the Intellicell lab facility (which the Company has since shut down and moved).

On April 2, 2012, the Company timely submitted a comprehensive response to the Warning Letter that provided a detailed explanation of the Intellicell™ process, which uses non-adipose adult stem cells in the SVF matrix (i.e., our adult autologous vascular cells).  The letter further explained how the SVF product is used, and why it should be considered appropriate homologous use under section 361 of the PHS Act and FDA regulations at 21 C.F.R. § 1271.  The response letter noted that all of the cells contained in SVF are characteristic of vascular tissue, and are simply extracted from adipose tissue.

The response letter also notified FDA that we were opening a new facility that would be fully cGMP compliant, and that the Company had retained several expert consultants to assist in quality and regulatory compliance. We believe that the steps we have taken should resolve the FDA regulatory issues noted in the Warning Letter; however, there is no guarantee that FDA will agree with our position on the regulatory status of the AAVC product or on cGMP compliance.

If the FDA were to disagree with our conclusion that IntelliCells™ qualify as a 361 HCT/P, then IntelliCells™ could be subject to additional FDA regulatory requirements applicable to medical devices or drugs under the FDC Act or biological products under Section 351 of the PHS Act and implementing regulations, depending upon which of these categories FDA concluded applies to IntelliCells™.

 Medical Device Regulation

The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices under the FDC Act. Included among these regulations are premarket clearance and premarket approval requirements, and the Quality System Regulation (which imposes Good Manufacturing Practice requirements). Other statutory and regulatory requirements govern, among other things, registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling, and post-market reporting.

The regulatory clearance/approval process can be lengthy, expensive, and uncertain. Unless an exemption applies, any medical device that we would bring to market must first receive either premarket notification clearance (by making a 510(k) submission) or premarket approval (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it may take longer. The process of obtaining PMA approval is much more costly and uncertain and may take one or more years from the time the process is initiated. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product that we propose to market.

A clinical study in support of a PMA application or 510(k) submission for a “significant risk” device requires an Investigational Device Exemption (“IDE”) application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. If the device presents a “non-significant risk” to the patient, a sponsor may begin the clinical study without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an Institutional Review Board (“IRB”) pursuant to the FDA’s regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data.

Medical devices are subject to post-market reporting requirements when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or effectiveness problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. The FDA actively enforces regulations prohibiting marketing and promotion of devices for indications or uses that have not been cleared or approved by the FDA. Modifications or enhancements of products that could affect the safety or effectiveness or effect a major change in the intended use of a device that was either cleared through the 510(k) process or approved through the PMA process may require further FDA review through new 510(k) or PMA submissions.

Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

Drug and Biological Product Regulation

To obtain approval of a drug or biological product from the FDA, a company must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this entails extensive laboratory tests and preclinical and clinical trials.  The collection of these data, as well as the preparation of applications for review by the FDA, are costly in time and effort, and may require significant capital investment.

A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A company must submit to the FDA a protocol, which must also be approved by the IRBs at the institutions participating in the trials, prior to commencement of each clinical trial. The trials must be conducted in accordance with the FDA’s good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

To obtain marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, and among other things, detailed information on the manufacture and composition of the product, in the form of a NDA, or, in the case of a biologic, a BLA. Under federal law, the submission of most NDAs and BLAs is subject to a substantial application user fee, currently exceeding $1.5 million, and the manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual product and establishment user fees, currently exceeding $86,000 per product and $497,000 per establishment. These fees are typically increased annually. We cannot be sure that NDA or BLA approval would be obtained for any product that we propose to market.

All approved drug and biological products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, criminal prosecution, or civil penalties.

The FDA may require post-marketing studies or clinical trials to develop additional information regarding the safety of a product. These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to conduct these studies in a timely manner may result in substantial civil fines.

Drug and biological product manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable current good manufacturing practices (“cGMP”) regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state, or local agencies. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in record-keeping and quality control to assure that the product meets applicable specifications and other post-marketing requirements. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements.  Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional preclinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and NDA or BLA holder. Later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA or BLA holder, including withdrawal of the product from the market. New government requirements may be established that could delay or prevent regulatory approval, or affect the conditions under which approved products are marketed.

State and Local Government Regulation

Some states and local governments regulate human tissue banking facilities and require these facilities to obtain specific licenses. Our processing centers may be required to comply with such state laws, including becoming licensed as a tissue bank and being subject to inspection. Some states, such as New York, California and Maryland, may require licensure of out-of-state facilities that process tissue of residents of those states. We must obtain the applicable state licensures for our processing centers and comply with the current and any new licensing laws that become applicable in the future.

Health Insurance Portability and Accountability Act—Protection of Patient Health Information

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) included the Administrative Simplification provisions that require the Secretary of the Department of Health and Human Services (“HHS”) to publicize standards for the electronic exchange, privacy, and security of health information. HHS published the Standards for Privacy of Individually Identifiable Health Information (“Privacy Rule”) and the Security Standards for the Protection of Electronic Protected Health Information (“Security Rule”) to protect the privacy and security of certain health information. The Privacy Rule addresses the use and disclosure of an individual’s protected health information by covered entities and applies to health plans, health care clearinghouses, and any health care provider who transmits health information in electronic format. In addition to these entities, the Privacy Rule also applies to business associates and requires certain requirements to be placed in contracts between business associates and covered entities.

The Security Rule establishes a national security standard for protecting certain health information that is held or transferred in electronic form. The Security Rule implements the protections in the Privacy Rule by addressing the technical and non-technical safeguards that covered entities must put in place to secure individuals’ electronic protected health information.

Companies failing to comply with the HIPAA standards may be subject to civil money penalties or criminal prosecution. To the extent that our business requires compliance with HIPAA, it intends to fully comply with all requirements.

Other Applicable U.S. Laws

In addition to the above-described regulation by United States federal and state government, the following are other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business:

●	state and local licensure, registration, and regulation of the development of pharmaceuticals and biologics;
●	state and local licensure of medical professionals;
●	state statutes and regulations related to the corporate practice of medicine;
●	other laws and regulations administered by the U.S. Food and Drug Administration;
●	other laws and regulations administered by the U. S. Department of Health and Human Services;
●	state and local laws and regulations governing human subject research and clinical trials;
●	the federal physician self-referral prohibition, also known as Stark Law, and any state equivalents to Stark Law;
●	the Medicare and Medicaid Anti-Kickback Law and any state equivalent statutes and regulations;
●	Federal and state coverage and reimbursement laws and regulations;
●	state and local laws and regulations for the disposal and handling of medical waste and biohazardous material; and
●	Occupational Safety and Health (“OSHA”) regulations and requirements.

Employees

As of December 31, 2011, we had six (6) full-time employees. We have not experienced any work disruptions or stoppages and we consider our relationship with our employees to be strong. None of our employees are covered by a collective-bargaining agreement.

Our Website

Our website address is www.intellicellbiosciences.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our SEC filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    RISK FACTORS.

An investment in our common stock involves a high degree of risk. In determining whether to purchase our common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase our securities. An investor should only purchase our securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Relating to Our Business and Industry

We are a development-stage company with a limited operating history, no marketed tests and substantial losses predicted for the foreseeable future.

Intellicell was incorporated in August 2010. As such, we have a limited operating history and have not earned any profits to date.  To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to develop and commercialize our regenerative medical products.

Because of the numerous risks and uncertainties associated with developing and commercializing our regenerative medical products, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our shares of common stock. An investor in our common shares must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of tests in the medical diagnostic industry. We may never successfully commercialize our regenerative medical products, and our business may fail.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated April 17, 2012, Rosen Seymour Shapss Martin & Company LLP stated that our financial statements for the fiscal year ended December 31, 2011, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

Our regenerative medical products may not gain acceptance among physicians, healthcare professionals and third-party payors, which could have a material impact on our future business, financial condition and operations.

Our success will depend upon our regenerative medical products being accepted in the market. The degree of market acceptance of our tests by physicians, healthcare professionals and third-party payors will depend on a number of factors, including:

●	our ability to provide acceptable evidence of clinical utility;
●	successful integration into clinical practice;
●	availability and advantages of alternative tests;
●	effectiveness of our sales and marketing efforts and strategies;
●	pricing and positive health economics; and
●	our ability to obtain sufficient insurance coverage or reimbursement.

If any tests that we commercialize fail to gain market acceptance, our ability to generate revenue would be impaired, which could have a material impact on our business, financial condition and operations.

Additional financing is necessary for the implantation of our growth strategy.

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

If we are unable to adequately acquire and protect or enforce our intellectual property, our competitive position could be impaired.

Our commercial success depends in part on our ability to obtain patents or rights to patents and maintain their validity, protect our trade secrets and effectively enforce our proprietary rights or patents against infringers. Although we have filed, or have licenses to, patent applications in respect of the technology underlying our regenerative medicine products, there are no guarantees that such patent applications will result in issued patents, that any patents that might issue will protect our technology or that we will develop other patentable tests in the future. Moreover, there can be no assurance that a patent granted to us or in respect of which we hold a license will make the related test more competitive, that third parties will not contest the protection granted by the patent, or that the patents of third parties will not be detrimental to our commercial activities. Our failure or inability to protect our trade secrets and proprietary know-how could impair our competitive position. There is no guarantee that other companies will not independently develop tests similar to our regenerative products or any future tests that we develop, that they will not imitate our tests or that our competitors will not produce tests designed to circumvent our proprietary rights.

Potential claims alleging infringement of third party’s intellectual property by us could harm our ability to compete and result in significant expense to us and loss of significant rights.

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

If the FDA imposes device, drug, or biologic regulation on IntelliCells™, we may not be able to obtain the necessary clearance or approval to market IntelliCells™ in a timely manner or at all. Even if we do obtain approval, the cost and delay could materially adversely affect our financial condition, results of operations and cash flows.

The FDA allows 361 HCT/Ps to proceed to market without prior clearance or approval. We believe IntelliCells™ qualify as 361 HCT/Ps, and have not invoked FDA’s voluntary procedures for seeking a ruling. We cannot assure you that the FDA would agree with our determination. For example, a 361 HCT/P must be “minimally manipulated.” We believe that our use of ultrasound cavitation to create IntelliCells™ qualifies as minimal manipulation. However, to our knowledge, the FDA has not publicly addressed the issue of ultrasound cavitation and minimal manipulation, and could disagree. If the FDA were to decide that ultrasound cavitation is more than minimal manipulation, then IntelliCells™ would no longer qualify as a 361 HCT/P.

The FDA may disagree with the Company that using SVF for regenerative inductions represents homologous use, and is therefore appropriate under the PHS Act and 21 C.F.R. § 1271.  If FDA were to disagree, Intellicells™ would require premarket approval as a drug, medical device, or biological product.

If the FDA were to disagree with our determination, or were to prospectively alter the requirements for HCT/P eligibility, the agency could require us to stop marketing IntelliCells™ until we met burdensome and lengthy medical device, drug, or biologic premarket clearance or approval requirements, which could include a requirement to gather extensive supporting clinical data. We do not know if clearance or approval of our IntelliCells™ could be obtained in a timely fashion, or at all. Even if such clearance or approval could be obtained, IntelliCells™ would be subject to more stringent level of post-market regulation as well. If any of these events were to occur, our financial condition and results of operations and cash flows could be materially and adversely affected.

We operate in a highly-regulated environment and may be unable to comply with applicable federal regulations, registrations and approvals. Failure to comply with applicable licensure, registration, and approval standards may result in a loss of licensure, registration, and approval or other government enforcement actions.

The FDA imposes substantial regulatory requirements upon facilities that are engaged in the recovery, processing, storage, labeling, packaging, or distribution of HCT/Ps.

Our processing centers will likely be required to comply with the HCT/P regulations and applicable state tissue bank regulation. In addition, any third party retained by us that engages in the manufacture of an HCT/P on our behalf must also comply with the HCT/P regulations. If we or our third-party contractors fail to register, update registration information, or comply with any HCT/P regulation, we could be subject to civil and criminal fines and penalties and/or injunction, which could adversely affect our business. Furthermore, adverse events in the field of stem cell therapy may result in greater governmental regulation, which could create increased expenses, potential delays, or otherwise affect our business.

State and local governments impose additional licensing and other requirements upon clinical laboratories and facilities that store, handle, and process human tissue. We may not be able to obtain the necessary licensure required to conduct business in any state in a timely manner, or at all, and the cost of compliance could adversely affect our ability to operate our business profitably.

In the United States, we are obligated to comply with HIPAA and state privacy and security standards. As HIPAA is amended and changed, we will incur additional compliance burdens. We may be required to spend substantial time and money to ensure compliance with ever-changing federal and state standards as electronic and other means of transmitting protected health information evolve. Failure to comply with HIPAA standards may subject us to civil money penalties or criminal prosecution. To the extent that our business requires compliance with HIPAA, we intend to fully comply with all requirements.

Whether or not the Intellicells™ are regulated as HCT/P products under the PHS Act or require some sort of FDA approval, the product will be subject to cGMP requirements.  These requirements are the minimum standards for facilities and procedures necessary to ensure that medical products, including HCT/P products are manufactured under proper conditions. We have taken steps to make sure that our facilities are compliant with cGMP requirements.  If FDA disagrees with us on cGMP compliance, the Agency may take regulatory action against us.

We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we have.

Our services face competition from services which may be used as an alternative or substitute therefore. In addition we compete with several large companies in the healthcare industry. To the extent these companies, or new entrants into the market, offer comparable services at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Description of Business - Competition.”

The current U.S. and global economic conditions could materially adversely affect our results of operations and business condition.

Our operations and performance depend significantly on economic conditions. Over the past three years, the U. S. economy has experienced a prolonged economic downturn. While economic conditions have recently improved, there is continued uncertainty regarding the timing or strength of any economic recovery. If the current economic situation remains weak or deteriorates further, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies become worse.

We are heavily dependent on our senior management, and a loss of a member of our senior management team or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Steven Victor, our Chief Executive Officer, If we were to lose Mr. Victor, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We could also experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Steven Victor, our chief executive officer, is a practicing cosmetic dermatologist and his duties as a doctor may limit the time he may be able to spend developing our products.

Dr. Steven Victor, our chief executive officer, is a practicing cosmetic dermatologist in New York City.  Currently, Dr. Victor does not believe his duties as a practicing physician will limit his ability to function as our sole officer or develop our products.  However, to the extent Dr. Victor’s duties as a practicing physician requires him to limit his commitment to us, it could impact our ability develop our products which could have an adverse effect on our results of operations.

We are controlled by our current officer, directors and principal shareholders.

Our directors, executive officers and principal (10%) stockholders and their affiliates beneficially own approximately 75% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Our business may be affected by factors outside of our control.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

Risks Related to our Common Stock

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline following this offering at a time when you want to sell your holdings.

Our common stock is traded on the OTCQB under the symbol SVFC.PK. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	expiration of lock-up agreements;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our licensees and our advisors;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the regenerative medical industry;

•	customer demand for our products;

•	investor perceptions of the regenerative medicine industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Our common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit an investor’s ability to sell our common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately __% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Because the holders of our certain of our warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of certain of our warrants, including the warrants issued in our February 2012 private placement, have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable if the underlying shares are subject to an effective registration statement. In connection with this offering, we are registering such shares of common stock for resale in order to satisfy such obligation. However, in the event the warrants are not subject to a current and effective registration statement on or after the one year anniversary of the date of issuance, the cashless exercise provision of the warrants will be available to those holders of our warrants and, as a result, we will not receive proceeds from those warrants that are exercised on a cashless basis.

Any adjustment in the conversion price of our preferred stock or the exercise price of our warrants could have a depressive effect on our stock price and the market for our stock.

If we are required to adjust the preferred stock conversion price or the warrant exercise price pursuant to any of the adjustment provisions of the agreements, the adjustment or the perception that an adjustment may be required, may have a depressive effect on both our stock price and the market for our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Because our common stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act). As a result, although we are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission (“SEC”) a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this report, any registration statement, and periodic reports we file hereafter.  Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to June 2011, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.    PROPERTIES.

Our corporate offices and laboratory are located at 460 Park Avenue, New York, New York 10022.  We are currently provided office facilities and related services by a company owned by Dr. Steven Victor, our chief executive officer, for which we pay $25,000 per month.

Such company entered into a 13 year lease for the office space located at 460 Park Avenue for which we have unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, we established a restricted cash account in the amount of approximately $650,000 to be used as a security deposit under the lease.

As of the date hereof, we have submitted a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease. We then plan to sublease a portion of the space to Regen Medical Practice, PC and/or other medical practitioners in the regenerative medical industry and to provide them with a license to utilize our proprietary process in exchange for certain administrative and management services.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. Except as described below, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

On August 19, 2011, a complaint for damages (the “Complaint”) was filed by Boisseau, Felicione & Associates, Inc. (“Plaintiff”) in the Circuit Court of the 15thJudicial Circuit In and For Palm Beach County, Florida (the “Court”), Case No. 50-2011-CA-012551-XXXX-MB (AE), alleging, among other things, breach of contract under the letter retainer agreement, dated on or about May 16, 2011, by and between the Company and Plaintiff (the “Agreement”).   Plaintiff sought, among other things, damages of $55,829.00, prejudgment interest and court costs. On March 23, 2012, the Company received notice that on December 20, 2011, a default judgment was entered against the Company in the aggregate amount of $58,135.74, which included prejudgment interest since May 16, 2011 in the amount of $1,775.74 plus costs in the amount of $531.00 (the “Judgment”).  While the Company intends to commence negotiations with Plaintiff concerning the Judgment, there can be no assurance that the Company and Plaintiff will come to any agreement and/or settlement with respect to the Judgment.

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

During 2010 and until July 7. 2011, our common stock was quoted on the OTCQB under the symbol “CWLC.PK”. As of July 7, 2011, our quotation symbol on the OTCQB was changed from “CWLC” to “SVFC”.

The following table sets forth the range of high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended December 31, 2011	$4.85	$3.50
Quarter ended September 30, 2011	$5.00	$2.10
Quarter ended June 30, 2011	$8.75	$1.60
Quarter ended March 31, 2011	$12.00	$5.50
Fiscal Year Ended December 31, 2010	High	Low
Quarter ended December 31, 2010	$12.40	$6.75
Quarter ended September 30, 2010	$16.25	$8.50
Quarter ended June 30, 2010	$10.00	$2.50
Quarter ended March 31, 2010	$3.00	$0.45

Holders of Common Stock

As of April 9, 2012, we had 137 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	7,000,000	$4.00	$3,849,984
Equity Compensation Plans Not Approved by Stockholders	-		-

Total	7,000,000	$4.00	$3,849,984

Recent Sales Of Unregistered Securities.

Except as otherwise set forth below, we have had no sales of unregistered securities during the year ended December 31, 2011 that have not been reported on Form 8-K or Form 10-Q.  Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

In June 2011, we issued 500,000 shares of our common stock upon conversion of 500 shares of our series C convertible preferred stock.

In June 2011, we issued an option to purchase an aggregate of 250,000 shares of our common stock to a consultant for services rendered.

In August 2011, we issued 1,372,500 shares of our common stock upon conversion of 1,372.5 shares of our series B convertible preferred stock which were gifted by Steven A. Victor, our chief executive officer, to non-affiliated third parties.

In August 2011, we issued 300,000 shares of our common stock upon conversion of 300 shares of our series C convertible preferred stock.

In September 2011, we issued 768,089 shares of our common stock upon conversion of 768.089 shares of our series B convertible preferred stock which were gifted by Steven A. Victor, our chief executive officer, to non-affiliated third parties.

In October 2011, we issued 50,000 shares of common stock to a consultant for services rendered.

In November 2011, we issued 500,000 shares of our common stock upon conversion of 500 shares of our series C convertible preferred stock.

In December 2011, we issued 100,000 shares of our common stock upon conversion of 100 shares of our series B convertible preferred stock which were gifted by Steven A. Victor, our chief executive officer, to non-affiliated third parties.

In December 2011, we issued options to purchase an aggregate of 3,150,016 shares of our common stock to our employees at a price of $4.00 per share.

In December 2011, we issued an option to purchase an aggregate of 1,000,000 shares of our common stock to a consultant at a price of $2.00 per share for services rendered.

In December 2011, we issued warrants to purchase an aggregate of 970,000 shares of our common stock to consultants at a price of $2.00 per share for services rendered

In December 2011, we issued warrants to purchase an aggregate of 250,000 shares of our common stock to consultants at a price of $3.00 per share.

Subsequent to Fiscal Year End

In January 2012, we issued 46,527 shares of our common stock upon conversion of 4.6527 shares of our series B convertible preferred stock which were gifted by Steven A. Victor, our chief executive officer, to non-affiliated third parties.

In February 2012, we issued 300,000 shares of our common stock upon conversion of 300 shares of our series B convertible preferred stock which were gifted by Steven A. Victor, our chief executive officer, to non-affiliated third parties.

In February 2012, we issued 822,500 shares of our common stock upon conversion of 82.25 shares of our series C convertible preferred stock.

In February 2012, we issued 205,951 shares of our common stock to consultants for services rendered.

In March 2012, we issued 29,436 shares of common stock upon conversion of $25,000 of a previously issued convertible note.

In March 2012, we issued 35,000 shares of our common stock to consultants for services rendered.

In April 2012, we issued options to purchase an aggregate of 343,750 shares of our common stock to a former employee at a price of $4.00 per share.

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 8-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

History

We were incorporated in Nevada under the name AVL Systems International, Inc. on March 8, 1999. On March 9, 2000, we filed an amendment to our articles of incorporation to change our corporate name to I-Track, Inc. On March 21, 2003, we filed Articles of Exchange pursuant to which we acquired Strategic Communication Partners, Inc., and we filed an amendment to our articles of incorporation to change our corporate name to China Wireless Communications, Inc. On May 17, 2010, we filed an amendment to our articles of incorporation to change our corporate name to Media Exchange Group, Inc.  On June 3, 2011, we completed the acquisition of Intellicell Biosciences, Inc., a New York corporation, pursuant to the terms of an Agreement and Plan of Merger dated April 27, 2011. Thereafter, on June 30, 2011, we completed the sale of all of our rights, title and interests to, and agreements relating to, our digital trading card business and platform as well as all other intangible assets of the business, pursuant to an asset purchase agreement with Consorteum Holdings, Inc. As a result of the transactions with Intellicell and Consorteum, we terminated our digital trading card business and platform and succeeded to the business operations and research efforts of Intellicell in the field of Regenerative medicine. On June 27, 2011, we filed articles of merger to change our corporate name to Intellicell Biosciences, Inc.

Merger with Intellicell Biosciences, Inc.

On April 27, 2011, Intellicell and Media Exchange Group, Inc. (“MEG”) entered into an Agreement and Plan of Merger which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, a subsidiary of MEG (“Merger Sub”) merged into Intellicell.  The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity.  As a result of the merger, MEG’s former shareholders acquired majority of Intellicell’s outstanding common stock and all of Intellicell’s Series B preferred stock.  The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 9,262,631 shares of the Company ’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the “IntelliCell Notes”) and warrants issued by IntelliCell (the “IntelliCell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company  common stock as the holder of IntelliCell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, there are an aggregate of $1,385,000 of Intellicell Notes outstanding which are convertible into an aggregate of 1,561,443 shares of common stock of the Company  and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company.  As of the date of this Annual Report on Form 10-K, holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. We have not repaid any of the principal or accrued but unpaid interest that has become due and payable under the remaining Intellicell Notes.  The Company is currently working on making arrangements to honor its remaining obligations under the Intellicell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Intellicell Notes.

As a result of the Merger, IntelliCell became our wholly-owned subsidiary, with Intellicell’s former shareholders acquiring a majority of the outstanding shares of our common stock, as well as all of the shares of our series B preferred stock.

Asset Purchase Agreement with Consorteum Holdings, Inc.

On June 6, 2011, we entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum”) pursuant to which we agreed to sell, transfer and assign to Consorteum, and Consorteum has agreed to purchase from us, all of our rights, title and interests to, and agreements relating to, our digital trading card business and platform as well as all other intangible assets of the business in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of our indebtedness (the “Assumed Indebtedness”) in accordance with the terms of that certain assignment and assumption agreement executed on June 6, 2011. Such rights include, but are not limited to, our former name, phone number and listing, goodwill and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as our rights under certain licensing agreements.

On June 6, 2011, we and Consorteum entered into an amendment agreement (the “Amendment Agreement”) to the Consorteum Purchase Agreement pursuant to which the parties agreed, among other things, that the obligations of the parties to consummate the transactions contemplated by the Purchase Agreement was subject to (i) the approval of the Board of Directors of each of the parties, and (ii) the completion of the assignment of the Assumed Liabilities (including receipt of all the necessary consents of the holders of all outstanding indebtedness of the Buyer).

On June 30, 2011, we and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, Consorteum shall assume an aggregate of $1,477,052 of principal indebtedness from us plus accrued interest totaling $250,695 in accordance with the terms of the Consorteum Purchase Agreement. The foregoing included notes payable to certain of our former affiliates totaling $450,000.  Notwithstanding the foregoing, Consorteum agreed to provide us with a guaranty, whereby Consorteum agreed to unconditionally and irrevocably guarantee to us the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of the Assumed Indebtedness, including any Assumed Indebtedness which we had not received the necessary consent for as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011.

Debt Conversions and Settlements

Prior to the consummation of the Merger, the Company entered into agreements the holders of an aggregate of $1,619,606 of indebtedness to the Company, comprised of accrued compensation in the amount of $1,201,551, promissory notes in the principal amount of $263,707 plus accrued interest of $9,398 less unamortized debt discounts of $83,264 and accrued expenses totaling $228,414 (the “Series C Debt”), which included $,1,201,551 of accrued compensation, $128,047 of notes payable  held or made by affiliates of the Company, pursuant to which such persons agreed to settle and compromise such Series C Debt in exchange for the issuance of an aggregate of 12,123 shares of series C preferred stock.  Each share of series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. Certain holders of the Company’s series C preferred stock have contractually agreed to restrict their ability to convert the series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Furthermore, prior to the consummation of the Merger, the Company entered into agreements with the holders of an aggregate of $250,000 of accrued compensation, pursuant to which such persons agreed to forgive all amounts owed to the Company.

Corporate Structure

As a result of the foregoing transactions, we currently have a wholly-owned subsidiary, Intellicell Biosciences, Inc., a New York corporation, through which we engage in our principal business. We have also recently formed another wholly-owned subsidiary, ICBS Research, Inc., a New York corporation, for the purpose of engaging in clinical studies at prominent medical centers to obtain FDA approval for major clinical indications. In addition, our wholly-owned subsidiary, Intellicell Biosciences, Inc., a New York corporation, owns one hundred percent (100%) of the outstanding stock of Tech Stem Inc., a New York corporation.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Revenue

Revenue for the year ended December 31, 2011 was $99,192, and revenue for the period of inception to December 31, 2010 was $164,095.  Revenues for the year ended December 31, 2011 were primarily attributable to our  sales of our suite of laboratory equipment that enables the processing of adipose tissue into adult autologous vascular cells  containing adult stem cells using our technology and protocols to licensees of our technology as well as fees from cases processed by licensees. Revenues for the period of inception to December 31, 2010 were solely attributable to our  sales of our suite of laboratory equipment. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

License fees will generally be payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. We have also entered into agreements with independent sales representative organizations that will market such tissue processing centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by us and recognized upon performance of the laboratory analysis.

Cost of goods sold and Gross Margin

Cost of goods sold were $51,059 and $86,109 for the year ended December 31, 2011 and for the period of inception through December 31, 2010 was $86,109, respectively. These costs were primarily attributable to the cost of the laboratory equipment sold to licensees and the cost of supplies for cases processed in our tissue processing center in New York.

Gross margin were $48,133 and $77,986 for the year ended December 31, 2011 and for the period of inception through December 31, 2010, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $222,058 and $229,753 for the year ended December 31, 2011 and for the period of inception through December 31, 2010, respectively. The principal component of research development costs consists of fees to payable to Dr. Steven Victor, the Chief Executive Officer and principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $156,000 and $205,000 for the year ended December 31, 2011 and for the period of inception through December 31, 2010, respectively. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case. Additional expenses include costs of laboratory supplies and disposables.

Sales and marketing expenses were $507,168 and $32,308 for the year ended December 31, 2011 and for the period from inception through December 31, 2010, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings , as well as commissions on sales.

General and administrative expenses $1,510,374 and $270,913 for the year ended December 31, 2011 and for the period of inception through December 31, 2010, respectively. Included in general and administrative expenses are $135,000 and $50,000 of costs for the year ended December 31, 2011 and for the period of inception through December 31, 2010, respectively, for our office facilities and related services provided by a company owned by our chief executive officer and majority shareholder. Furthermore, we paid $53,858 in rent expense attributable to the Company's corporate office and laboratory. In addition, for the year ended December 31, 2011, we incurred salary expenses of $275,000 related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer, as well as salary expenses totaling $174,500 to the spouse of our Chief Executive Officer and majority shareholder. For the period of inception through December 31, 2010, the salary expenses for our Chief Executive Officer amounted to $114,583, and salary expenses to the spouse of our Chief Executive Officer and majority shareholder amounted to $72,917. For the year ended December 31, 2011, we have incurred approximately $416,000 in legal and professional fees primarily related the Merger, public company costs and financing transactions.

Stock Based Compensation.  During the year ended December 31, 2011, we incurred employee stock based compensation expenses of $3,132,408 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method, with 650,000 option becoming exercisable immediately and 2,500,000 becoming exercisable during the term of the recipient’s employment in quarterly installments over three years. There were no stock option issuances in the prior year period.

Non-Employee Stock Based Compensation. During the year ended December 31, 2011, $12,708,115 we incurred non-cash charges. These non-cash charges included $1,023,800 due to the issuance of 255,950 shares of common stock shares in December 2011, $827,125 due to the issuance of 1,656,250 shares of common stock for services prior to Merger and recapitalization in February 2011, and $10,857,190 due to the issuance of 3,440,000 warrants amounting in exchange for consulting and professional services from unrelated third parties.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements. There was no expense for warrant issuances in the prior year period.

Changes in Fair Value of Derivative Liability

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The offering consisted of $50,000 units each of which consisted of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into IntelliCell common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of the Company’s common stock at an exercise price of $1.72 per share.  As a result of the Merger, the Intellicell Notes and Intellicell Warrants were assumed by the Company, the conversion price of the Intellicell Notes and the exercise price of the Intellicell Warrants were each adjusted to $0.88 per share, the Intellicell Notes are now convertible into an aggregate of 1,561,443 shares of common stock of and the Intellicell Warrants now warrants to purchase an aggregate of 3,071,542 shares of our common stock at an exercise price of $0.88.

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

We accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $4,458,923 for the year ended December 31, 2011.

We accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during the year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a charge to income of $10,043,804 for the year ended December 31, 2011.

Loss before income tax and Net Loss

Loss before income tax for the year ended December 31, 2011 was $32,838,755, which includes charges for the non-cash change in fair value of derivative liabilities of $14,502,727, non-cash expense for Employee Stock Compensation of $3,132,408, and $12,708,115 of Non-Employee Stock Based Compensation, as discussed above. Loss before income tax for the period of inception through December 31, 2010 was $454,988. As we are just are just beginning to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2011 of $4,255,322, compared to a working capital deficit at December 31, 2010 of $437,323.

Our cash and cash equivalents as December 31, 2011 was $110,194, compared to cash balances at December 31, 2010 of $3,179. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing cash balances at December 31, 2011 of $110,194 and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional equity based financings to maintain our operations.

In accordance with the provisions of the Intellicell Notes, we notified the holders of their right to have the Intellicell Notes repaid upon completion of our recent equity financing (pursuant to which we received aggregate gross proceeds of $2,475,000, which consisted of $1,975,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $500,000) and a warrant), or to convert their Intellicell Notes into shares of our common stock.  As of the date of this Annual Report on Form 10-K, holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. We have not repaid any of the principal or accrued but unpaid interest that has become due and payable under the remaining Intellicell Notes.  The Company is currently working on making arrangements to honor its remaining obligations under the Intellicell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Intellicell Notes.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to license our proprietary technology and services or obtain equity and/or debt financing to support our current and proposed operations and capital expenditures. We cannot assure that continued funding will be available. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  We currently have no firm commitments for any additional capital.  There is no guarantee that we will be successful in raising the funds required. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Net cash used in operating activities

Net cash used in operating activities was $1,039,625 for the year ended December 31, 2011. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by increases in our accounts payable of $300,525, increases in deferred income related to our license agreements of $502,500 and increases in accrued liabilities of $354,207 primarily related to research fees payable to our majority shareholder.  We have also paid approximately $1.7 million towards the construction and infrastructure costs for the office space where our new laboratory and corporate office are located in New York, NY, which space is leased by a company owned by Dr. Steven Victor, our chief executive officer. In addition, as indicated in Item 2 – Properties of this Annual Report on Form 10-K, as of the date hereof, we have submitted a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease. We then plan to sublease a portion of the space to Regen Medical Practice, PC and/or other medical practitioners in the regenerative medical industry and to provide them with a license to utilize our proprietary process in exchange for certain administrative and management services.

Net cash used in investing activities

Net cash used in investing activities was $1,292,060 for the year ended December 31, 2011, consisting of $87,690 for the purchase of lab equipment, $422,000 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility and $650,000 of cash used to secure a letter of credit which in turn secures a 13 year lease for new office space, for which the we unconditionally guaranteed any and all obligations owed under the lease to the landlord. The lease is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice. Our investing activities consisted of the purchase of laboratory equipment for use in our own facility as well as equipment in transit to a Licensee for which revenue has not yet been recognized. A $100,000 commitment deposit was paid during the fiscal year ended December 31,2011 as we entered into a technology and license services agreement with Regen Medical Practice, PC on April 16, 2012.

Net cash provided by financing activities

 Net cash provided by financing activities was $2,438,700 for the year ended December 31, 2011, consisting of $176,000 of gross proceeds received from the sale of our common stock at $0.50 per share, $840,000 of gross proceeds from our Series D preferred stock offering, and $1,385,000 of gross proceeds from our convertible note offering. Additionally, the Company received net advances from Dr. Victor in the amount of approximately $37,000.

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

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.  However, the following policies could be deemed to be critical within the SEC definition.

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of December 31, 2011, the Company had executed license agreements and received $502,500 in license fees for six centers which had not yet commenced operations and therefore recognition of such revenue was deferred.

The Company has also entered into agreements with independent sales representative organizations that will market the centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by the Company and recognized upon performance of the laboratory analysis.  Sales of equipment by Tech Stem are recognized when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv)collection of the resulting accounts receivable is reasonably assured.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations	$2,546,758	$2,546,758	$0	$0	$0

Current Operating Lease Obligations

Total obligations	$2,546,758	$2,546,758	$0	$0	$0

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 11, 2011, we dismissed Sherb & Co. LLP (“Sherb”) as the independent auditors for the company and its subsidiary.

Sherb’s reports on the our financial statements for the fiscal year ended December 31, 2010 and 2009 contained an explanatory paragraph indicating that there was substantial doubt as to our ability to continue as a going concern. Other than such statement, no reports of Sherb on our financial statements for either of the past two years and through August 11, 2011contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and through August 11, 2011: (i) there were no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) Sherb did not advise us of any of the events requiring reporting under Item 304(a)(1) of Regulation S-K.

On August 11, 2011, our board of directors ratified and approved our engagement of Rosen Seymour Shapss Martin & Company LLP (“RSSMC”) as our independent auditors for the company and its subsidiary.

During the years ended December 31, 2010 and 2009 and through August 11, 2011, neither we nor anyone on our behalf consulted RSSMC regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management believes that these material weaknesses are due to the small size of our accounting staff.  The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2011 for the deficiencies set forth above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of April 16, 2012, are as follows:

Name	Age	Position
Steven A. Victor, M.D.	60	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer
Leonard Mazur	66	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Background of Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

STEVEN A. VICTOR M.D. was appointed as our chief executive officer, president, secretary, treasurer and director on June 3, 2011.  Dr. Victor is a practicing celebrity dermatologist with over 20 years experience Author of the book “Ageless Beauty – A Dermatologist’s Guide to Looking Younger Without Plastic Surgery”, Guest Appearances on 20/20, Good Morning America, The Today Show, etc., along with features in nationally published fashion/style magazines. Dr. Victor is renowned in the field of Dermatology, pioneering some of the most effective and interesting treatments in skin rejuvenation today. He has lectured around the world, consulted for numerous cosmetic companies, featured in numerous magazines and featured in various Television and News segments. Dr. Victor has developed numerous successful consumer products for distribution through the Cosmeceuticals and Prescription skin care channels. Medicis (MRX/NYSE), a specialty pharmaceutical company that develops and markets products for the treatment of dermatological, aesthetic, and podiatric conditions, was initially launched successfully with 6 Rx products of Dr. Victor’s including Benzashave, a patented product. Dr Victor launched the one of the first acne infomercials in 1992 and developed the products for the Cher Skin Care infomercial. Dr. Victor has held numerous teaching appointments and holds a Bachelor of Arts degree from New York University and a received his M.D. degree from New York College.  Dr. Victor was selected to serve as a director due to his deep familiarity with our business, the regenerative medical industry, our proprietary process and his extensive entrepreneurial background.

LEONARD L. MAZUR was appointed to our Board of Directors on June 3, 2011. Mr. Mazur is also a director of PhotoMedex, Inc., a Global Skin Health Solutions™ company that provides disease management and aesthetic solutions through innovative laser systems, light-based devices and science-based skincare products. In addition, Mr. Mazur is the co-founder of Triax Pharmaceuticals, LLC, or Triax, where he has served as Chief Operating Officer since January 2005. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc., a skincare company that dispenses products through dermatologists’ offices. In addition, Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation, ICN Pharmaceuticals, Inc., Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College in Jenkintown, PA. Mr. Mazur was selected to serve as a director due to his extensive entrepreneurial experience in the healthcare industry. His experiences in marketing with dermatological products make him a valuable member of our Board of Directors.

Significant Employees

In addition to the officers and directors identified above, the following individuals were our significant employees as of April 16, 2012:

Name	Age	Position
Jonathan Schwartz	53	Executive Vice President
Robert Sexauer	58	Executive Vice President

Jonathan Schwartz, a 30 year corporate medical executive and entrepreneur specializing in domestic and international business, has been our Executive Vice President Sales since April 2011 and a consultant to the Company since September 2010  From 2006 thru April 2011, Mr. Schwartz was an executive management consultant for high tech medical emerging companies.   From 2000 until 2006, Mr. Schwartz was an executive sales manager  for SpaceLabs Medical Inc., a patient monitoring and cardiology company.  Mr. Schwartz has been  in the medical industry since 1981 in a number of corporate management positions.  Mr. Schwartz received a BS Degree in Business Administration from Almeda University and an Associate's Degree in Surgical Technology degree from the NYU School of Surgical Medicine.

Robert J. Sexauer, a 30 year corporate medical executive and entrepreneur specializing in international and clinical development, has been our Executive Vice President Clinical since March 1st, 2012 and a consultant to the company since June 2010.  From 2006 until 2012, Mr. Sexauer was Managing Director for InterMark Associates, Ltd., a  company he founded that specialized in clinical consulting to the regenerative medicine industry . From 2002 until 2006, Mr. Sexauer was Vice President Corporate Development for Isolagen Technologies Inc., a regenerative medicine company that developed an autologous cellular therapy for dermal applications. Prior to 2002, Mr. Sexauer held executive positions with Johnson and Johnson, Baxter International as well as having founded companies in the laparoscopic and surgical markets.  Mr. Sexauer received a Bachelor Science degree from Northern Illinois University in 1975 and has been a guest lecturer at the DePaul University Graduate School of International Marketing.

Advisory Board

We have access to a number of academic and industry advisors with expertise in regenerative medicine.  Members of our advisory board meet with our management and key employees on an ad hoc basis to provide advice in their respective areas of expertise and further assist us by periodically reviewing with management our proposed activities.  The members of our advisory board include the following doctors and scientific personnel: Dr. James R. Andrews, Dr. Frederic Nicola, Dr. Sydney Coleman, Dr. Eric Richter, Dr. Harold Bafitis, Dr. Lyle Cain, Dr. Benton Emblom. Additional members of our advisory board include Mr. Jack Schneider, a former managing director of Allen & Co, as well as Mr. Stuart Goldfarb, a former director of the Company who was also  the former CEO of Atrinsic, Inc. as well as the former President and CEO of Bertelsmann Direct North America (now known as Direct Brands, Inc.). Many of our advisory board members possess insight and significant experience in the emerging market for regenerative medicine, as well as the potential areas of application of our proprietary, patent pending process technology. We further believe that some of these individuals may be instrumental in advancing our research and development programs. Our advisory board members have already made significant contributions to our proposed programs, including providing input on proposed trials and protocols as well as endpoint design.  In connection with a member’s retention on our advisory board, they enter into advisory agreements that provide for compensation to them, generally in the form of warrants to purchase shares of common stock of the Company, which also contain provisions for confidentiality as well as assignment of invention agreements, subject to the member respective obligations and responsibilities to any institution or institutions at which they are employed.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code can be viewed on our website at www.intellicellbiosciences.com.

Board Committees

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees. We expect our Board of Directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2011 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Leonard Mazur	$0	$0	$0
Stuart Goldfarb (resigned January 18, 2012)	$0	$0	$0

Director Independence

One of our directors, Leonard Mazur, is an independent director, using the Nasdaq definition of independence.

2011 Stock Incentive Plan

The purpose of our 2011 Stock Incentive Plan, as amended (the “2011 Plan”) is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2011 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. Pursuant to the 2011 Plan, stock options to purchase an aggregate of 7,000,000 shares of common stock may be granted under the 2011 Plan.

The 2011 Plan will be administered by the Compensation Committee, or by the board of directors as a whole. The Compensation Committee or the board of directors, if applicable, has the power to determine the terms of any stock options granted under the 2011 Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the 2011 Plan are generally not transferable, and each stock option is generally exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2011 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the 2011Plan may not exceed ten years, or five years in the case of 10% owners.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

					Option	All Other
		Salary		Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)		($)

Steven A Victor,	2011	275,000	(1)	-	-	$15,000	(2)	$290,000
Chairman of the Board of Directors of the Company, Chief Executive Officer and President	2010	$121,450		-	-	-		$121,450

(1)	During the fiscal year ended December 31, 2011, the Company paid Dr. Victor $194,500 and accrued the remaining $86,500 as compensation for his employment with the Company.
(2)	Represents the value of the use of a rental property by Dr. Victor that was paid for by the Company.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2011.

	Option Award					Stock Award
Equity
								Equity	Inventive
								Incentive	Plan
								Plan	Awards:
							Market	Awards:	Market
							Value	Number	or Payout
			Equity				of	of	Value of
			Incentive			Number	Shares	Unearned	Unearned
			Plan			of	or	Shares,	Shares,
			Awards:			Shares	Units of	Units or	Units or
	Number of	Number of	Number of			or Units	Stock	Other	Other
	Securities	Securities	Securities			of Stock	That	Rights	Rights
	Underlying	Underlying	Underlying			That	Have	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Not	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options	Price ($)	Date	Vested	($)	(#)	($)
Steven A. Victor	-	-	-	-	-	-	-	-	-

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2012 and as adjusted to reflect the sale of our common stock offered by this prospectus, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Steven Victor(3)	17,933,880	43.68%
Leonard Mazur	408,528	1.61%

All Executive Officers and Directors as a group (2 people)	20,807,779	44.59%

5% Shareholders

Anna Rhodes (4)	3,546,596	13.74%
VPI LaserLipo, Inc. (5)	1,745,371	6.88%
Phil Frey (6)	1,746,460	6.88%

 (*) - Less than 1%.

(1)	Except as otherwise below, the address of each beneficial owner is c/o IntelliCell Biosciences, Inc, 30 East 76th Street, 6th Floor, New York, New York 10021.
(2)
Applicable percentage ownership is based on 25,368,877 shares of common stock outstanding as of April 9, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of April 9, 2012, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 9, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Does not include (i) 12,123,000 shares of common stock underlying the series C preferred stock,  (ii) 1,562,566 shares of common stock underlying $1,385,000 of convertible notes (which are convertible at price of $0.88), and (iv) 3,071,542 shares of common stock underlying warrants (which are exercisable at a price of $0.88).

(3)
Includes 17,933,880 shares of common stock underlying 17,933.8 shares of series B preferred stock issued to Dr. Victor in connection with the Merger. Each share of series B preferred stock shall be convertible into 1,000 shares of our common stock. In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the common stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of common stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10). Also includes 1,745,371 shares of common stock owned by VPI LaserLipo, Inc., a company in which Dr. Victor is an officer and director (and in which he owns less than 1% of the shares). Does not include (i) 3,109,096 shares of common stock owned by Anna Rhodes, Dr. Victor’s wife, or (ii) 281,373 shares of common stock owned by Amy Rhodes, Dr. Victor’s sister-in-law, as to which he disclaims beneficial ownership.

(4)
Includes (i) 3,109,096 shares of common stock and (ii) 437,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock.  Anna Rhodes is the wife of Steven Victor, MD, our chief executive officer. As indicated above, Dr. Victor disclaims beneficial ownership over the shares of our common stock held by Anna Rhodes.

(5)
As indicated above, VPI LaserLipo, Inc. is a company in which Dr. Victor is an officer and director (and in which he owns less than 1% of the shares). By virtue of his role as an officer and director, Dr Victor may be deemed the control person on VPI LaserLipo, Inc.

(6)
Includes (i) 169,794 shares of common stock held by the Frey Living Trust UA 3/20/96 and (ii) 1,552,400 shares of common stock held by Mr. Frey.  Mr. Frey has sole voting and dispositive power over the shares held by the Frey Living Trust).  Does not include 194,050 shares of common stock held by Dorothy Frey, Mr. Frey’s wife, as to which he disclaims beneficial ownership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2010, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

Prior to the consummation of the Merger, we entered into agreements with Joseph R. Cellura, the company’s former chief executive officer and Rachel Baer, the company’s former general counsel, treasurer and secretary, pursuant to which such persons agreed to settle and compromise their outstanding indebtedness to us in exchange for the issuance of an aggregate of 3,044 and 12.5 shares of series C preferred stock, respectively.  Each share of series C preferred stock shall be convertible into 1,000 shares of our common stock.

On June 3, 2011, Joseph R. Cellura, the company’s former chief executive officer and Rachel Baer, the company’s former general counsel, treasurer and secretary, each entered into a settlement agreement and release with us pursuant to which in connection with the resignation of their respective employment with us, Mr. Cellura and Ms. Baer have each agreed to (i) not to sue us in connection with any amounts owed to either of them under their respective employment agreements and (ii) provide us with a general release for any action prior to the date of the agreement.

On June 3, 2011, we and Joseph R. Cellura, the company’s former chief executive officer, entered into an indemnification agreement pursuant to which Mr. Cellura agreed to indemnify us for, among other things, (i) any cause of action or any misrepresentation or breach of any representation made by the company or Merger Sub related to the Merger Agreement and (ii) any cause of action brought by an government agency or entity arising out of or resulting from any failure by the company to  (x)  timely pay any taxes that were due and payable (y) timely file any tax return that was due and (z) comply with any applicable law related to any taxes that are due and payable.  Notwithstanding the foregoing, in no event shall the liability of Mr. Cellura be greater in amount than the fair market value of the two thousand nine hundred and fifty (2,950) shares of our series C preferred stock, par value $0.01 per share, held by Mr. Cellura (the “Escrowed Securities”).On December 19, 2011, the Company agreed to release 1,000 shares of series C preferred stock to Mr. Cellura. The Escrowed Securities shall be held in escrow for a period of one (1) year after the date of this Agreement pursuant to the terms of an escrow agreement. The company shall have the right to set-off against the Escrowed Securities held in escrow such amounts incurred by the company, including, but not limited to, legal fees and any other costs to satisfy and/or defend any and all claims that may arise hereunder or otherwise in connection with the Indemnification Agreement.

We are provided office facilities and related services by a company owned by Steven Victor, our chief executive officer, for which we paid between $10,000 to $15,000 per month. We have recorded rent and utilities expenses of $135,000 representing our portion for the year ended December 31, 2011. We have paid or accrued such rent expense since inception. On June 1, 2011, a company owned by Steven Victor, our chief executive officer, entered into a 13 year lease for new office space located at 460 Park Avenue, for which we unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, we established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease. Once the build out of the office space is complete, we will pay $25,000 per month to sublease office space from the company owned by Dr. Victor.

We have recorded salary expense of $275,000 related to our Steven Victor as a result of this individual serving in the capacity of our Chief Executive Officer since for the year ended December 31, 2011 and salary expenses totaling $174,500 accrued and payable to our Executive Vice President who is a related party, a shareholder and the spouse of the majority shareholder. Included in R&D costs for the year ended December 31, 2011 is $156,000 and $205,000 for the period of inception through December 31, 2010 in fees accrued and payable to Dr. Steven Victor, a related party as the company’s majority stockholder and Chairman of the Board for services as the attending physician in thirty-eight (38) patient cases included as part of our ongoing research of its technologies and processes. Payment of these fees will be contingent upon our either generating $2.0 million in revenues or completing an equity offering of our common stock or other securities equal to or greater than $5.0 million, whichever occurs first.

As of the date hereof, we have submitted a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease. We then plan to sublease a portion of the space to Regen Medical Practice, PC and/or other medical practitioners in the regenerative medical industry and to provide them with a license to utilize our proprietary process in exchange for certain administrative and management services. Until the time that such assignment has been completed,  we will pay $25,000 per month to sublease office space from the company owned by Dr. Victor.  We have also paid approximately $1.7mil towards the construction and infrastructure costs for our new laboratory and corporate office located in New York, NY.

On April 16, 2012, we entered into a technology license and administrative services agreement with Regen Medical P.C., the medical practice which is owned by, and through which, our Chief Executive Officer, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology. Pursuant to the agreement, we, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize our proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) were appointed as the exclusive manager and administrator of Regen Medical’s operations which relate to the implementation of our proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) were appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The agreement is effective as of April 16, 2012 and shall continue until April 16, 2017.  The agreement shall thereafter be automatically renewed for successive five year periods unless either party shall notify the other in writing of its intention not to renew the agreement, which notice shall be given at least 12 months but no more than 15 months prior to the expiration of the then current term.  Either party may terminate the agreement, for among other things, the failure to cure a material breach of the agreement within 30 days after receipt of written notice or in the event any state or federal laws or regulations, now existing or enacted or promulgated after the effective date, are interpreted in such a manner as to indicate that the structure of the agreement may be in violation of any such laws or regulations.

In consideration for the services to be provided under the agreement, Regen Medical shall pay us (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  We shall also be entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company shall be entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage shall be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011; provided, however, that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (I) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss shall be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. A $100,000 commitment deposit was paid by the Company during the fiscal year ended December 31, 2011.

From time to time, we have received advances from certain of our officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. In September 2011, Dr. Steven Victor, our Chief Executive Officer and majority shareholder advanced $65,377 to us for working capital purposes. These advances may not have formal repayment terms or arrangements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees for professional services rendered by Rosen Seymour Shapps Martin & Company LLP (“RSMC”), our registered independent public accounting firm for the year ended December 31, 2011:

Description of services	2011
Audit fees	$40,000
Audit related fees	0
Tax fees	0
All other fees	0
$40,000

Audit fees.    Audit fees represent fees for professional services performed by RSMC for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by RSMC that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. RSMC did not perform any tax compliance services.

All other fees. RSMC did not receive any other audit fees for 2011.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules: None
(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

2.1
Share Exchange Agreement dated as of March 17, 2003 by and between i-Track, Inc. and Strategic Communications Partners, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2003 and incorporated herein by reference).

2.2
Merger Agreement, dated as of April 26, 2011, between Media Exchange Group, Inc., Intellicell Acquisition Corp. and Intellicell Biosciences, Inc.  (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2011 and incorporated herein by reference).

2.3
Amended and Restated Merger Agreement, dated as of June 3, 2011, between Media Exchange Group, Inc., Intellicell Acquisition Corp. and Intellicell Biosciences, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2011 and incorporated herein by reference).

2.4
Asset Purchase Agreement, dated June 6, 2011, by and between Media Exchange Group, Inc. and Consorteum Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2011 and incorporated herein by reference).

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-49388) filed with the SEC on November 6, 2000 and incorporated herein by reference).

3.2
Certificate of Amendment to the Articles of Incorporation changing the Company’s name to China Wireless Communications, Inc., dated March 21, 2003 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2003 and incorporated herein by reference).

3.3
Certificate of Amendment to the Articles of Incorporation, as amended, dated November 22, 2004 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2004 and incorporated herein by reference).

3.4	Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Media Exchange Group, Inc., dated May 17, 2010 *

3.5
Certificate of Designation for the Company’s Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

3.6
Certificate of Correction to the Certificate of Designation for the Company's Series B Convertible Preferred Stock. (filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

3.7
Certificate of Designation for the Company’s Series C Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

3.8
Certificate of Correction to the Certificate of Designation for the Company’s Series C Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

3.9
Amendment to the Certificate of Designation for the Company's Series C Convertible Preferred Stock. (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

3.10
Articles of Merger, dated June 27, 2011, changing the Company’s name to Intellicell Biosciences, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011 and incorporated herein by reference).

3.11
Certificate of Designations of Preferences, Rights and Limitations of the series D convertible preferred stock of Intellicell Biosciences, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2011 and incorporated herein by reference).

3.12	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-49388) filed with the SEC on November 6, 2000 and incorporated herein by reference).

4.1	Form of warrant to purchase common stock issued by to the warrantholders of Intellicell Biosciences, Inc. in June 2011*

4.2
 Form of warrant to purchase common stock issued by Intellicell Biosciences, Inc. in the October 2011 private placement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2011 and incorporated herein by reference).

4.3
Form of class A warrant to purchase shares of common stock issued by Intellicell Biosciences, Inc. in the February 2012 private placement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2012 and incorporated herein by reference).

4.4
Form of class B warrant to purchase shares of common stock issued by Intellicell Biosciences, Inc. in the February 2012 private placement (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2012 and incorporated herein by reference).

10.1
Assignment and Assumption Agreement, dated June 6, 2011, by and between Media Exchange Group, Inc. and Consorteum Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2011 and incorporated herein by reference).

10.2
Amendment Agreement, dated June 6, 2011, by and between Consorteum Holdings, Inc. and Media Exchange Group, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2011 and incorporated herein by reference).

10.3	Form of Guaranty for lease dated June 2011 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

10.4
Guaranty, dated June 30, 2011, by Consorteum Holdings, Inc. in favor of Media Exchange Group, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011 and incorporated herein by reference).

10.5
Waiver, dated June 30, 2011, by and between Media Exchange Group, Inc. and Consorteum Holdings, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011 and incorporated herein by reference).

10.6
Letter Agreement, dated July 21, 2011, by and between Intellicell Biosciences, Inc. (f/k/a Media Exchange Group, Inc.) and Consorteum Holdings, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2011 and incorporated herein by reference).

10.7
Lab Services License Agreement, dated August 29, 2011 by and between Intellicell Biosciences, Inc. and The PAWS Pet Company, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2011 and incorporated herein by reference).

10.8
Non-Exclusive Technology and Trademark License Agreement dated February 2011,  by and between Intellicell Biosciences, Inc. and Foursight LLC. (filed as Exhibit 10.5 to the Company's Current Report on From 8-K/A filed with the SEC on October 19, 2011 and incorporated herein by reference).

10.9
Form of securities purchase agreement by and among Intellicell Biosciences, Inc. and the institutional accredited investors in the private placement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2011 and incorporated herein by reference).

10.10
Form of securities purchase agreement by and among Intellicell Biosciences, Inc. and the non-institutional accredited investors in the private placement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2011 and incorporated herein by reference).

10.11
Form of registration rights agreement by and among  Intellicell Biosciences , Inc. and the investors in the private placement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2011 and incorporated herein by reference).

10.12
Agreement dated November 1, 2010,  by and between Intellicell Biosciences, Inc. (f/k/a Regen Biosciences, Inc.) and Thomas E. Young MD, LLC (filed as Exhibit 10.6 to the Company's Current Report on From 8-K/A filed with the SEC on December 9, 2011 and incorporated herein by reference).

10.13
Agreement dated November 15, 2010,  by and between Intellicell Biosciences, Inc. (f/k/a Regen Biosciences, Inc.) and R. Craig Saunders (filed as Exhibit 10.7 to the Company's Current Report on From 8-K/A filed with the SEC on December 9, 2011 and incorporated herein by reference).

10.14
Non-Exclusive Technology and Trademark License Agreement dated February 28, 2011,  by and between Intellicell Biosciences, Inc. and Dauterive Medical, Inc. (filed as Exhibit 10.8 to the Company's Current Report on From 8-K/A filed with the SEC on December 21, 2011 and incorporated herein by reference).

10.15
Exclusive Canadian National Laboratory Services License Agreement, dated December 15, 2011, by and between Intellicell Biosciences, Inc. and RegenaStem, Inc. (filed as Exhibit 10.4 to the Company's Current Report on From 8-K filed with the SEC on February 3, 2012 and incorporated herein by reference).

10.16
Laboratory Services License Agreement, dated December 16, 2011, by and between Intellicell Biosciences, Inc. and Cell-Innovations Pty Ltd. (filed as Exhibit 10.5 to the Company's Current Report on From 8-K filed with the SEC on February 3, 2012 and incorporated herein by reference).

10.17
Form of securities purchase agreement by and among Intellicell Biosciences, Inc. and the investors in the February 2012 private placement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2012 and incorporated herein by reference).

10.18
Form of registration rights agreement by and among Intellicell Biosciences, Inc. and the investors in the February 2012 private placement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2012 and incorporated herein by reference).

10.19	2011 Incentive Stock Plan*

10.20
Laboratory Services License Agreement, dated April 7, 2012, by and between Intellicell Biosciences, Inc. and StemCells21 Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2012 and incorporated herein by reference).

14	Code of Ethics*

16.1	Letter from Sherb & Co., Inc., dated August 11, 2011 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2011 and incorporated herein by reference)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

EX-101.INS	XBRL INSTANCE DOCUMENT**

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: April 17, 2012	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven A. Victor	Chief Executive Officer, and Director (Principal Executive Officer,	April 17, 2012
Steven A. Victor	Principal Financial and Accounting Officer)

/s/Leonard Mazur	Director	April 17, 2012
Leonard Mazur

INTELLICELL BIOSCIENCES, INC.

ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
IntelliCell BioSciences, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of IntelliCell BioSciences, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011 and for the period of inception (August 10, 2010) through December 31, 2010. IntelliCell BioSciences, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntelliCell BioSciences Inc. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period of inception (August 10, 2010) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that IntelliCell BioSciences, Inc. and subsidiary will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced significant losses resulting in a working capital deficiency and shareholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, NY
April 17, 2012

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$110,194	$3,179
Accounts receivable -net	-	70,000
	-	-
Total current assets	110,194	73,179
Property & Equipment - net of accumulated depreciation of $15,226 and $3,000 as of December 31, 2011 and 2010	556,834	27,000
Deposit - License Agreement, related party	100,000
Restricted cash for security deposit	650,000	-
	$1,417,028	$100,179
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Convertible debentures	$1,312,859	$-
Notes payable and accrued interest	1,161,758	-
Accounts payable and accrued expenses	584,585	98,595
Deferred income	502,500	-
Advances, related party	67,882	19,407
Accrued liabilities, related party	735,932	392,500
Total current liabilities	4,365,516	510,502

Long term liabilities - Derivative liabilities	14,791,291	-

Total liabilities	19,156,807	510,502

Commitments
Stockholders’ deficit:
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 18,280 and 0 issued and outstanding at December 31, 2011 and 2010, respectively	183	-
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 10,823 and 0 issued and outstanding at December 31, 2011 and 2010, respectively	108	-
Convertible preferred stock; $0.01 par value, Series D, 500,000 shares authorized, 42,000 and 0 issued and outstanding at December 31, 2011 and 2010, respectively	420	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 21,034,938 shares and 33,663,276 issued and outstanding at December 31, 2011 and 2010, respectively.	21,035	33,663
Additional paid in capital	15,849,217	11,002
Accumulated deficit	(33,610,742)	(454,988)

Total stockholders’ deficit	(17,739,779)	(410,323)
	$1,417,028	$100,179

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the period from inception (August 13, 2010) to
	December 31, 2011	December 31, 2010
Revenues	$99,192	$164,095

Cost of goods sold	51,059	86,109

Gross margin	48,133	77,986

Operating Expenses
Research and development	222,058	229,753
Sales and marketing	507,168	32,308
General and administrative	1,510,374	270,913
Employee Stock Based Compensation	3,132,408	-
Non-Employee Stock Based Compensation	12,708,115	-

	18,080,123	532,974
Loss from operations	(18,031,990)	(454,988)

Other income (expense)
Interest expense	(304,038)	-
Change in fair value of derivative liabilities	(14,502,727)	-

	(14,806,765)	-

Loss before income taxes	(32,838,755)	(454,988)

Provision for income taxes	-	-

Net loss	$(32,838,755)	$(454,988)

Loss per share:
Basic & Diluted	$(1.77)	$(0.01)

Weighted-average shares outstanding:
Basic & Diluted	18,534,764	33,577,921

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from Inception (August 10, 2010) through the Year Ended December 31, 2011

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Issuance upon formation on August 10, 2010	-	$-	-	$-	-	-	33,508,036	$33,508	$(17,043)	$-	$16,465

Contributed capital - 200 shares of Tech Stem common stock	-	-	-	-	-	-	-	-	700	-	700

Proceeds from sales of common stock at $0.25 per share	-	-	-	-	-	-	97,025	97	12,403	-	12,500

Proceeds from sales of common stock at $0.50 per share	-	-	-	-	-	-	58,215	58	14,942	-	15,000

Net loss for the period from inception (August 10, 2010) to December 31, 2010	-	-	-	-	-	-	-	-	-	(454,988)	(454,988)

Balances, December 31, 2010	-	$-	-	$-	$-	$-	33,663,276	$33,663	$11,002	$(454,988)	$(410,323)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from Inception (August 10, 2010) through the Year Ended December 31, 2011

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2010	-	$-	-	$-	-	$-	33,663,276	$33,663	$11,002	$(454,988)	$(410,323)

Proceeds from sales of common stock at $0.50 per share	-	-	-	-	-	-	679,175	679	174,321	-	175,000

Stock issued for professional services at fair market value	-	-	-	-	-	-	1,656,250	1,656	826,469	-	828,125

Effect of recapitalization from reverse merger	-	-	12,123	121	-	-	1,761,421	1,762	(1,038,507)	(316,999)	(1,347,224)

Exchange by majority shareholder of common stock for Series B preferred stock	20,521	205	-	-	-	-	(20,521,723)	(20,527)	20,316	-	-

Conversion of Series B Preferred to common stock	(2,241)	(22)	-	-	-	-	2,240,589	2,241	(2,219)	-	-

Conversion of Series C Preferred to common stock	-	-	(1,300)	(13)	-	-	1,300,000	1,300	(1,287)	-	-

Issuance of Series D Preferred shares	-	-	-	-	42,000	420	-	-	839,580	-	840,000

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	3,132,408	-	3,132,408

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	10,857,190	-	10,857,190

Stock issued for professional services at fair market value	-	-	-	-	-	-	255,950	255	1,023,545	-	1,023,800

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(32,838,755)	(32,838,755)

Balances, December 31, 2011	18,280	$183	10,823	$108	42,000	$420	21,034,938	$21,035	$15,849,217	$(33,610,742)	$(17,739,779)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOW

	For the Year Ended December 31, 2011	For the Period From Inception (August 13, 2010) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(32,838,755)	$(454,988)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation issued for services in excess of proceeds	12,708,115	-
Employee stock compensation	3,132,408
Depreciation expense	12,226	3,000
Interest from original issue discount on convertible debentures	216,422	-
Change in fair value of derivative liabilities	14,502,727	-

Changes in assets and liabilities:
Decrease in accounts receivable	70,000	(70,000)
Increase in accounts payable and accrued expenses	300,525	68,595
Increase in deferred income	502,500	-
Increase in accrued liabilities, related party	354,207	411,907
Net cash used in operating activities	(1,039,625)	(41,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash for security deposit	(650,000)	-
Deposit on Investment, related party	(100,000)
Purchase of equipment and leasehold improvements	(542,060)	-
Cash used in investing activities	(1,292,060)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	176,000	44,665
Proceeds from the sales of Series D Preferred Stock	840,000	-
Proceeds from related party advances	37,700	-
Proceeds from sale of convertible debentures	1,385,000	-
Cash provided by financing activities	2,438,700	44,665
Net change in cash	107,015	3,179
Cash and cash equivalents at the beginning of period	3,179	-
Cash and cash equivalents at the end of the period	$110,194	$3,179
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of notes payable in conjuncture with merger	$1,123,627	$-
Effect of recapitalization from reverse merger	$(1,347,224)	$-
Original issue discount attributed to detachable 5 year warrants sold in conjunction with Convertible Debentures	$288,564	$-
Purchase of equipment on term	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Reverse Merger

On April 27, 2011, Intellicell and Media Exchange Group, Inc. (“MEG”) entered into an Agreement and Plan of Merger which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, a subsidiary of MEG (“Merger Sub”) merged into Intellicell.  The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity.  As a result of the merger, MEG’s former shareholders acquired majority of Intellicell’s outstanding common stock and all of Intellicell’s Series B preferred stock.  The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 9,262,631 shares of the Company ’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the “IntelliCell Notes”) and warrants issued by IntelliCell (the “IntelliCell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company  common stock as the holder of IntelliCell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, there are an aggregate of $1,385,000 of Intellicell Notes outstanding which are convertible into an aggregate of 1,561,443 shares of common stock of the Company  and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $33,610,742 and a working capital deficit of $4,255,322 as of December 31, 2011, respectively. However, if the non-cash expense related to the Company’s change in fair value of derivative liability and stock based compensation is excluded then the accumulated deficit amounted to $3,267,492.  Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of IntelliCell and those of Tech Stem Inc., the Company’s wholly owned subsidiary (collectively the “Company”).  All significant inter-company transactions and balances have been eliminated.

Management’s Use of Estimates and Assumptions

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of December 31, 2011:

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative Liabilities	$-	$-	$14,791,291	$14,791,291

The following table sets forth a summary of changes in fair value of our derivative liabilities for the year ended December 31, 2011:

For the Year Ended December 31, 2011
Beginning balance	$-
Fair value of 2011 warrants at issue date	263,146
Fair value of 2011 embedded conversion feature at issue date	25,418
Change in fair value of embedded warrants included in earnings	10,043,804
Change in fair value of embedded conversion feature included in earnings	4,458,923
Balance at December 31, 2011	$14,791,291

The following is a description of the valuation methodologies used for these items:

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Share Based Expenses

GAAP , prescribes that accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

a)	the option to settle by issuing equity instruments lacks commercial substance, or

b)
the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

With respect to stock-based compensation issued to non-employees and consultants GAAP requires that the amount of share-based payment transactions be based on the fair value of whichever is more reliably measurable:

a)	the goods or services received or

b)	the equity instruments issued.

The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers, the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and are recognized as revenue ratably over the license. As of December 31, 2011, the Company had executed license agreements and received $502,500 in license fees for five centers which had not yet commenced operations. Consequently recognition of such revenue has been deferred pending commencement of operations.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits December 31, 2011.

The Company anticipates that it will purchase more than 50% of its lab equipment, for both its own use as well as for resale, from one vendor. This vendor sold 62% of the lab equipment purchased by the Company during the year ended December 31, 2011.

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

Accounts Receivable

 The Company extends credit to customers without requiring collateral. The Company an allowance provides for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of December 31, 2011 and 2010, respectively. The Company determines accounts receivable to be delinquent when collection past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed base on technical merits and on the outcome that will likely be sustained under examination.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted and convertible debt.  The Company’s loss attributable to common stockholders, along with the dilutive effect of potentially issuable common stock due to outstanding options warrants and convertible securities cause the normal computation of diluted loss per share to be smaller than the basic loss per share; thereby yielding a result that is counterintuitive. Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this “anti-dilutive” effect.

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

4.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2011 and 2010 consists of the following:

	2011	2010
Lab equipment	$117,690	$30,000

Construction in progress - Leasehold Improvements	422,000	-
Furniture & Fixtures	25,140	-
Computer Equipment	7,230	-
	572,060	30,000
Less accumulated depreciation	15,226	3,000
Property and Equipment, net	$556,834	$27,000

Depreciation expense for the year ended December 31, 2011 and 2010 was $12,226 and $3,000, respectively and is included in general and administrative expenses on the Company’s statement of operations.  Construction in process - Leasehold improvements is not depreciated until the related asset is placed into service.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE, ACCOUNTS PAYABLE - RELATED PARTY AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Accounts payable	$44,208	$13,240
Accrued expenses and liabilities	422,519	85,355
Accrued payroll	72,858	-
Other	45,000	-
Total	$584,585	$98,595

6.	Notes Payable

In conjunction with the Merger, the Company assumed notes payable in the principal amount of $2,463,652 plus accrued interest of $369,898.

Following completion of the Merger, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum”), an unrelated company, pursuant to which the Company agreed to sell, transfer and assign to Consorteum all of the Company’s rights, title and interests to, and agreements relating to, its digital trading card business and platform in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company.   Such rights include, but are not limited to, the Company’s name, phone number and listing, reputation, relationships and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the company’s rights under certain licensing agreements (“Digital Trading Assets”).

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

On June 30, 2011, the Company and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement as amended be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, Consorteum would assume an aggregate of $1,477,052 of principal indebtedness plus accrued interest from the Company totaling $250,695 less unamortized note discounts of $9,890. Upon completion of the requirements of the Consorteum Purchase Agreement and the Amendment Agreement, the note holders who consented to the assumption of their obligations by Consorteum received shares of Consorteum common stock in satisfaction of their notes. Included in the notes assumed by Consorteum were notes payable to former officers and directors of the Company prior to the Merger totaling $450,000 in principal plus accrued interest of $74,935. Notwithstanding the foregoing, Consorteum agreed to provide the Company a guaranty, whereby Consorteum agrees to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable which the Company had not received the necessary consent for as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Digital Trading Assets acquired at the acquisition date were measured at their fair values as of the Merger date, such fair value determined to be an amount equal to the principal, net of discounts, plus accrued interest of the notes assumed by Consorteum as of the effective date of the sale equal to $1,717,857 therefore no gain or loss was recognized as a result of this sale.

The Company has recorded as liabilities the notes payable not yet assumed by Consorteum which total $236,600 in principal plus $27,848 in accrued interest at December 31, 2011. Notwithstanding the guaranty of Consorteum to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable, the Company will continue to report such liabilities on the Company’s balance sheet until settlement and disposition of these obligations is finalized.

The Company’s remaining outstanding notes consist of an aggregate of $750,000 of notes of the Company, $375,000 of which have been amended and are convertible into an aggregate of 187,500 shares of common stock of the Company (based upon a fixed conversion price of $2.00 per share) and the remaining $375,000 is not convertible and was due and payable December 31, 2010 however no default has been declared and the Company believes it will successfully renegotiate its terms. Through December 31, 2011 the Company has accrued interest on this note totaling $148,048.

7.	Related Party Transactions

Rent
The Company is provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent and utilities expenses of $135,000 and $50,000, respectively, representing the Company’s portion of use for such for year ended December 31, 2011 and 2010, respectively.

Officer Salary
The Company has recorded a salary expense of $275,000 and $114,583 for the year ended December 31, 2011 and the 4.5 month period ended December 31, 2010, respectively,  related to Dr. Victor as a result of this individual serving in the capacity of the Company’s Chief Executive Officer and a salary expense totaling approximately $188,900 and $72,917 the year ended December 31, 2011 and 2010, respectively, recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Research and Development
Research and Development costs for the year ended December 31, 2011 and  the 4.5 month period ended December 31, 2010 is $156,000 and $218,000, respectively, included fees accrued and payable to Dr. Steven Victor for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. As of December 31, 2011 and 2010, the following amounts were owed to related parties:

	December 31, 2011	December 31, 2010
Accrued salaries	$374,932	$187,500
Accrued research fees	361,000	205,000
	$735,932	$392,500

Officer Advance
From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

In September 2011, Dr. Steven Victor, advanced $37,700 to the Company for working capital purposes. These advances do not have formal repayment terms or arrangements.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Convertible Debentures

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of December 31, 2011, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. As of December 31, 2011, the Company has recognized $216,422 of interest expense as a result of such amortization.

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $4,458,923 for year ended December 31, 2011, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $4,481,341 at December 31, 2011.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a charge to income of $10,043,804, respectively for year ended December 31, 2011, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $10,309,950 at December 31, 2011.

As discussed, as a result of the Company’s Merger, the subordinated convertible debentures and warrants were assumed by the Company. The subordinated convertible debentures are convertible into an aggregate of 1,561,443 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock (at an exercise price of $0.88).

9.	Derivative Liabilities

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

Warrant Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2011
	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	4.25	.25
Expected dividend yield	-	-
Number outstanding	3,071,542	1,561,443
Fair value -derivative liability	$10,309,950	$4,481,341

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.	Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:
	2011	2010
Tax provision (benefits) computed at the statutory rate	$(12,953,000)	$(17,000)
Nondeductible expense	75,000	-
	(12,878,000)	(17,000)
Increase in valuation allowance for deferred tax assets	12,878,000	17,000
Income tax expense benefit	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	2011	2010
Stock based compensation	$1,236,000	$-
Warrant	4,283,000	-
Fair Value of Derivative Liability	5,721,000	-
Net operating loss carryover	1,651,000	17,000
Charitable contributions	6,000	-
Total defered tax assets	12,897,000	17,000
Valuation allowance	(12,897,000)	(17,000)
Net deferred tax assets	$--	$--

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2011 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

The limitation imposed by the IRC would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

The company files income tax returns in the U.S. federal jurisdiction, and the State of New York.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Capital Stock

 As of December 31, 2011, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 18,280 shares of preferred stock are issued and outstanding. As of December 31, 2011, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 10,823 shares of preferred stock are issued and outstanding. As of December 31, 2011, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 42,000 shares of preferred stock are issued and outstanding. There were no shares of preferred stock outstanding as of December 31, 2010. The Company has authorized 250,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2011 and December 31, 2010, the Company had 21,034,938 and 33,663,276, respectively, of shares of common stock issued and outstanding.

Series B Preferred Stock

Pursuant to the Merger Agreement, at closing, we issued 20,521 shares of the series B preferred stock to Dr. Steven Victor, the principal shareholder of Intellicell, in exchange for an aggregate of 10,575,482 shares of IntelliCell’s common stock. Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.

To date, the holder of Series B Preferred Stock elected to convert 2,241 shares of Series B Preferred Stock into 2,240,589 shares into our common stock.  As a result, there are presently 18,280 shares of Series B Preferred Stock issued and outstanding.

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

To date, certain holders of Series C Preferred Stock elected to convert 1,300 shares of Series C Preferred Stock into 1,300,000 shares into our common stock.  As a result, there are presently 10,823 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

In October and December 2011,, the Company entered into a securities purchase agreements with purchasers that qualified as an accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 42,000 shares of our series D convertible preferred stock and warrants to purchase 420,000 of the Company’s common stock, for aggregate gross proceeds of $840,000.  Each share of series D convertible preferred stock has a stated value equal to $20.00 per share and is initially convertible at any time into shares of common stock at a conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock shall automatically be converted into shares of the Company’s common stock after three years.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and  warrants to be less than $1.00.

To date, the Company has sold its series D convertible preferred stock and warrants for aggregate gross proceeds of $840,000.

Common Stock Issuances

Pursuant to the Merger Agreement, at closing we issued an aggregate of 9,262,631 shares of common stock to the holders of an aggregate of 7,975,768 of Intellicell's common stock.

During the period from January 1, 2011 through May 23, 2011, the Company sold 350,000 shares of its common stock to accredited investors at a price of $0.50 per share receiving proceeds of $175,000 before the merger adjustment of 1.9405.

On March 24, 2011, the Company issued 1,656,250 shares of its common stock for services.  The Company recognized the fair market value net of $1,000 in proceeds received of $827,125 as an expense as of the date of issue.

On October 17, 2011, the Company issued 50,000 shares of its common stock for services.  The Company recognized the fair market value net of $200,000 as an expense as of the date of issue.

In December 2011, the Company issued 205,950 shares of its common stock for services.  The Company recognized the fair market value net of $823,800 as an expense as of the date of issue.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2011, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.00	3,150,016	$4.00	9.95	858,335	$4.00

	3,150,016		9.95	858,335

A summary of the Company’s stock awards for options as of December 31, 2011 and changes for the year ended December 31, 2011 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	—	$—
Granted	3,150,016	4.00
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2011	3,150,016	4.00
Exercisable, December 31, 2011	858,335	4.00

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2011 and the 4.5 month period ended December 31, 2010, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2011	December 31, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0 .85%	-
Expected stock price volatility	105%	-
Expected dividend payout	-	-
Expected option life (in years)	10.0	-
Expected forfeiture rate	0%	-
Fair value per share of options granted	$3.65	$-

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose share prices are publicly available. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

There were no options exercised during the year ended December 31, 2011 or the 4.5 month period ended December 31, 2010.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the year ended December 31, 2011 and the 4.5 month period ended December 31, 2010 was $3,132,408 and $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2011 is $0.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes the changes in the warrants outstanding at December 31, 2011, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.86	250,000	$0.86	4.44	250,000	$0.86
$0.88	3,071,542	$0.88	4.36	3,071,542	$0.88
$2.00	2,660,000	$2.00	4.86	2,660,000	$2.00
$2.60	250,000	$2.60	4.68	250,000	$2.60
$3.00	250,000	$3.00	4.85	250,000	$3.00
$3.20	350,000	$3.20	4.93	350,000	$3.20
$4.50	100,000	$4.50	4.95	100,000	$4.50

	6,931,542		4.58	6,931,542

A summary of the Company’s stock awards for warrants as of December 31, 2011 and changes for the year ended December 31, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	-	$-
Granted	6,931,542	1.62
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2011	6,931,542	1.62
Exercisable, December 31, 2011	6,931,542	1.62

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

In October and December 2011,  the Company sold an aggregate of 42,000 shares of our series D convertible preferred stock and warrants to purchase 420,000 of the Company’s common stock, for aggregate gross proceeds of $840,000 (See Note 11).  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances. The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and  warrants to be less than $1.00.

The Company issued 3,440,000 compensatory warrants to non-employees during the year ended December 31, 2011. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of  .10%  to 1.52%; expected lives ranging from one years to ten years.  Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the year ended December 31, 2011 and the 4.5 month period ended December 31, 2010 was $10,857,190 and $0, respectively, net of tax effect.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	2011	2010
Net Income (Loss)	$(32,838,755)	$(454,988)

Net income (loss) per share:
Net income (loss) per share – basic	$(1.77)	$(0.01)
Net income (loss) per share – diluted	$(1.77)	$(0.01)

Weighted average common shares outstanding – basic	18,534,764	33,577,921
Weighted average common shares outstanding – diluted	18,534,764	33,577,921

For the year ended December 31, 2011 and and the 4.5 month period ended December 31, 2010 common stock equivalents totaling 34,908,881 and 0 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

14.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s chief executive officer, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease as well as paying the initial two months’ rent totaling $53,839. Once the build out of the office space is complete, the Company will pay $25,000 per month to sublease office space from the company owned by Dr. Victor. The Company is scheduled to occupy this new facility in April 2012. The Company is currently paying Dr. Victor $10,000 to $15,000 per month in rent through the year ending December 31, 2011.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Events

The Company has evaluated its subsequent events and had no additional significant subsequent events requiring disclosure, except as disclosed below:

Series D Preferred Stock Financing

On January 27, 2012, the Company entered into a securities purchase agreement with an accredited investor, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of  12,500 shares of our series D convertible preferred stock and a warrant to purchase 125,000 of the Company’s common stock, for aggregate gross proceeds of $250,000.

On January 30, 2012, the Company entered into securities purchase agreements with two accredited investors, as defined in Regulation D promulgated under the Securities Act, pursuant to which the Company sold an aggregate of  2,000 shares of our series D convertible preferred stock and warrants to purchase an aggregate of 20,000 of the Company’s common stock, for aggregate gross proceeds of $40,000.

 February 2012 Private Placement

Between February 24, 2012 and February 29, 2012, the Company entered into securities purchase agreements with accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold (i) an aggregate of 435,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 870,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 870,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”), for aggregate gross cash proceeds of $435,000. To date, the Company has sold its Common Stock and Warrants for aggregate gross proceeds of $2,475,000, which consisted of $1,975,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $500,000) and a warrant.

The Class A Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment. The Class B Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.75, subject to adjustment. The exercise price of the Warrants are subject to anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The investors may exercise the Warrants on a cashless basis anytime after the six month anniversary of the initial exercise date of the Warrants if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the Warrants on a cashless basis, we will not receive any proceeds.