Form 10-K/A
period 2011-12-31
Intellicell Biosciences, Inc.
filed 2012-04-23
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549
___________________________

FORM 10-K /A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to Intellicell Biosciences, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 18, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) and to correct references on page 25, F-8 and F-19 to the number of shares of common stock issuable upon the merger with Intellicell Biosciences, Inc. a New York corporation.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

 INTELLICELL BIOSCIENCES, INC.

FORM 10-K /A
INDEX

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

 PART I

We urge you to read this entire Annual Report on Form 10-K /A , including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Intellicell” and “Registrant” refer to Intellicell Biosciences, Inc, including subsidiaries and predecessors, except where it is clear that the term refers to Intellicell Biosciences, Inc.. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.001 per share.

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

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Form 10-K /A that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 8-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K /A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the “IntelliCell Notes”) and warrants issued by IntelliCell (the “IntelliCell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company  common stock as the holder of IntelliCell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, there are an aggregate of $1,385,000 of Intellicell Notes outstanding which are convertible into an aggregate of 1,561,443 shares of common stock of the Company  and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company.  As of the date of this Annual Report on Form 10-K /A , holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. We have not repaid any of the principal or accrued but unpaid interest that has become due and payable under the remaining Intellicell Notes.  The Company is currently working on making arrangements to honor its remaining obligations under the Intellicell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Intellicell Notes.

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

Net cash used in operating activities

Net cash used in operating activities was $1,039,625 for the year ended December 31, 2011. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by increases in our accounts payable of $300,525, increases in deferred income related to our license agreements of $502,500 and increases in accrued liabilities of $354,207 primarily related to research fees payable to our majority shareholder.  We have also paid approximately $1.7 million towards the construction and infrastructure costs for the office space where our new laboratory and corporate office are located in New York, NY, which space is leased by a company owned by Dr. Steven Victor, our chief executive officer. In addition, as indicated in Item 2 – Properties of this Annual Report on Form 10-K /A , as of the date hereof, we have submitted a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease. We then plan to sublease a portion of the space to Regen Medical Practice, PC and/or other medical practitioners in the regenerative medical industry and to provide them with a license to utilize our proprietary process in exchange for certain administrative and management services.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K /A .

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations	$2,546,758	$2,546,758	$0	$0	$0

Current Operating Lease Obligations

Total obligations	$2,546,758	$2,546,758	$0	$0	$0

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010, begins on page F-1 of this Annual Report on Form 10-K /A .

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2011 included in this Annual Report on Form 10-K /A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

3.4
Certificate of Amendment to the Articles of Incorporation changing the Company’s name to Media Exchange Group, Inc., dated May 17, 2010 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

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

4.1
Form of warrant to purchase common stock issued by to the warrantholders of Intellicell Biosciences, Inc. in June 2011 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

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

10.19	2011 Incentive Stock Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

10.20
Laboratory Services License Agreement, dated April 7, 2012, by and between Intellicell Biosciences, Inc. and StemCells21 Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2012 and incorporated herein by reference).

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

16.1	Letter from Sherb & Co., Inc., dated August 11, 2011 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2011 and incorporated herein by reference)

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

EX-101.INS	XBRL INSTANCE DOCUMENT**

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith
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

INTELLICELL BIOSCIENCES, INC.

Date: April 20 , 2012	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven A. Victor	Chief Executive Officer, and Director (Principal Executive Officer,	April 20 , 2012
Steven A. Victor	Principal Financial and Accounting Officer)

/s/Leonard Mazur	Director	April 20 , 2012
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

Common Stock Issuances

Pursuant to the Merger Agreement, at closing we issued an aggregate of 15,476,978 shares of common stock to the holders of an aggregate of 7,975,768 of Intellicell's common stock.

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