Form 10-Q
period 2012-03-31
Intellicell Biosciences, Inc.
filed 2012-05-21
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 333-49388

INTELLICELL BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1966948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Park Avenue
New York, New York 10022
(Address of principal executive offices) (zip code)

(646) 576-8700
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer                 Accelerated filer               Non-accelerated filer
Smaller Reporting Company ⌧

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes       No ⌧

Number of shares of common stock issued and outstanding as of May 15, 2012 was 27,168,877.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash	$576,582	$110,194
Total current assets	576,582	110,194

Property & Equipment - net of accumulated depreciation of $18,827 and $15,226 as of March 31, 2012 and December 31, 2011	2,186,193	556,834
Deposit - License Agreement with related party	100,000	100,000
Restricted cash for security deposit	650,000	650,000
	$3,512,775	$1,417,028
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Convertible debentures	$1,360,000	$1,312,859
Notes payable and accrued interest	642,918	1,161,758
Accounts payable and accrued expenses	447,009	584,585
Deferred income	1,072,500	502,500
Advances from related party	42,882	67,882
Accrued liabilities, related party	822,297	735,932
Total current liabilities	4,387,606	4,365,516

Long term liabilities - Derivative liabilities	17,591,861	14,791,291

Total liabilities	21,979,467	19,156,807

Commitments
Stockholders’ deficit:
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 17,933 and 18,280 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	179	183
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 10,000 and 10,823 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	100	108
Convertible preferred stock; $0.01 par value, Series D, 500,000 shares authorized, 113,00 and 42,000 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,130	420
Common stock; $0.001 par value; 250,000,000 shares authorized; 25,893,402 and 21,034,938 shares and issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	25,893	21,035
Additional paid in capital	24,585,596	15,849,217
Accumulated deficit	(43,079,590)	(33,610,742)

Total stockholders’ deficit	(18,466,692)	(17,739,779)
	$3,512,775	$1,417,028

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended March 31,
	2012	2011
Revenues	$12,100	$-

Cost of goods sold	4,776	-

Gross margin	7,324	-

Operating Expenses
Research and development	48,921	92,888
Sales and marketing	127,049	36,482
General and administrative	583,995	216,424
Employee Stock Based Compensation	760,298	-
Non-Employee Stock Based Compensation	5,053,934	827,125
	6,574,197	1,172,919
Loss from operations	(6,566,873)	(1,172,919)

Other income (expense)
Interest expense	(101,405)	-
Change in fair value of derivative liabilities	(2,800,570)	(9,290)

	(2,901,975)	(9,290)

Loss before income taxes	(9,468,848)	(1,182,209)

Provision for income taxes	-	-

Net loss	$(9,468,848)	$(1,182,209)

Loss per share:
Basic & Diluted	$(0.42)	$(0.03)

Weighted-average shares outstanding:
Basic & Diluted	22,807,514	34,819,070

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2012 (Unaudited)

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2011	18,280	$183	10,823	$108	42,000	$420	21,034,938	$21,035	$15,849,217	$(33,610,742)	$(17,739,779)

Proceeds from sales of common stock at $1.00 per share, net of fees	-	-	-	-	-	-	2,100,000	2,100	2,042,150	-	2,044,250

Conversion of note payable and accrued interest to common stock	-	-	-	-	-	-	500,000	500	527,049	-	527,549

Stock issued for the conversion of convertible debenture and accrued interest	-	-	-	-	-	-	29,436	29	25,875	-	25,904

Conversion of Series B Preferred to common stock	(347)	(4)	-	-	-	-	346,527	346	(342)	-	-

Conversion of Series C Preferred to common stock	-	-	(823)	(8)	-	-	822,500	823	(815)	-	-

Issuance of Series D Preferred shares, net of fees	-	-	-	-	14,500	145	-	-	229,855	-	230,000

Issuance of additional shares for anti-dilution	-	-	-	-	56,500	565	-	-	(565)	-	-

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	760,298	-	760,298

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	2,720,764	-	2,720,764

Stock issued for professional services at fair market value	-	-	-	-	-	-	1,060,001	1,060	2,432,110	-	2,433,170

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	-	-	-	(9,468,848)	(9,468,848)

Balances, March 31, 2012	17,933	$179	10,000	$100	113,000	$1,130	25,893,402	$25,893	$24,585,596	$(43,079,590)	$(18,466,692)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	(Unaudited) For the three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,468,848)	$(1,182,209)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation issued for services in excess of proceeds	5,053,934	827,125
Employee stock compensation	760,298	-
Depreciation expense	3,602	2,713
Interest from original issue discount on convertible debentures	72,141	-
Change in fair value of derivative liabilities	2,800,570	9,290

Changes in assets and liabilities:
Decrease in accounts receivable	-	59,800
Increase in prepaid expenses	-	(12,561)
Increase (Decrease) in accounts payable and accrued expenses	(27,964)	66,463
Increase in deferred income	570,000	45,000
Increase in accrued liabilities, related party	86,365	43,932
Net cash used in operating activities	(149,902)	(140,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(1,632,960)	(44,505)
Cash used in investing activities	(1,632,960)	(44,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of fees	2,044,250	176,000
Proceeds from the sales of Series D Preferred Stock, net of fees	230,000	-
Repayments of related party advances	(25,000)	-
Proceeds from sale of convertible debentures	-	200,000
Cash provided by financing activities	2,249,250	376,000
Net change in cash	466,388	191,048
Cash and cash equivalents at the beginning of period	110,194	3,179
Cash and cash equivalents at the end of the period	$576,582	$194,227
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debenture to common stock	$25,000	$-
Conversion of note payable to common stock and warrants	$500,000	$-
Original issue discount attributed to detachable 5 year warrants sold in conjunction with Convertible Debentures	$-	$38,710

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

Reverse Merger

On April 27, 2011, Intellicell and Media Exchange Group, Inc. (“MEG”) entered into an Agreement and Plan of Merger which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, a subsidiary of MEG (“Merger Sub”) merged into Intellicell.  The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity.  As a result of the merger, MEG’s former shareholders acquired majority of Intellicell’s outstanding common stock and all of Intellicell’s Series B preferred stock.  The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company ’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the “IntelliCell Notes”) and warrants issued by IntelliCell (the “IntelliCell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company  common stock as the holder of IntelliCell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, there was an aggregate of $1,385,000 of Intellicell Notes outstanding which are convertible into an aggregate of 1,561,443 shares of common stock of the Company  and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company. Subsequent to the conversion of $25,000 of subordinated convertible debentures in the current period, the remaining $1,360,000 subordinated convertible debentures are convertible into an aggregate of 1,533,034 shares of common stock.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $43,079,590 and a working capital deficit of $3,811,024 as of March 31, 2012, respectively. However, if the non-cash expense related to the Company’s change in fair value of derivative liability and stock based compensation is excluded then the accumulated deficit amounted to $4,121,538.  Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2012:

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative Liabilities	$-	$-	$17,591,861	$17,591,861

The following table sets forth a summary of changes in fair value of our derivative liabilities for the three months ended March 31, 2012:

For the Three months ended March 31, 2012
Beginning balance	$14,791,291
Fair value of 2012 warrants at issue date	17,152,200
Fair value of 2012 embedded conversion feature at issue date	1,884,112
Change in fair value of embedded warrants included in earnings	(11,911,280)
Change in fair value of embedded conversion feature included in earnings	(4,324,462)
Balance at March 31, 2012	$17,591,861

The following is a description of the valuation methodologies used for these items:

Derivative liabilities — these liabilities consist of certain instruments issued with warrants and embedded conversion features that contain anti-dilution provisions. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Share Based Expenses

GAAP, prescribes that accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers, the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and are recognized as revenue ratably over the license. As of March 31, 2012, the Company had executed license agreements and received $1,072,500 in license fees for six centers which had not yet commenced operations. Consequently recognition of such revenue has been deferred pending commencement of operations.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has also entered into agreements with independent sales representative organizations to market the centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by the Company and recognized upon performance of the laboratory analysis.  Sales of equipment by Tech Stem are recognized when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits March 31, 2012.

The Company anticipates that it will purchase more than 50% of its lab equipment, for both its own use as well as for resale, from one vendor. This vendor sold 62% of the lab equipment purchased by the Company during the three months ended March 31, 2012.

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

Accounts Receivable

 The Company extends credit to customers without requiring collateral. The Company an allowance provides for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of March 31, 2012 and December 31, 2011, respectively. The Company determines accounts receivable to be delinquent when collection past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

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

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

4.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2012 and December 31, 2011 consists of the following:

	3/31/12	12/31/11
Lab equipment	$201,083	$117,690

Construction in progress - Leasehold Improvements	1,315,015	422,000
Furniture & Fixtures	362,195	25,140
Computer Equipment	326,727	7,230
	2,205,020	572,060
Less accumulated depreciation	18,827	15,226
Property and Equipment, net	$2,186,193	$556,834

Depreciation expense for the three months ended March 31, 2012 and 2011 was $3,602 and $2,713, respectively and is included in general and administrative expenses on the Company’s statement of operations.   Construction in process - Leasehold improvements is not depreciated until the related asset is placed into service with the new office facility operational in the May 2012.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	ACCOUNTS PAYABLE, ACCOUNTS PAYABLE - RELATED PARTY AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011 are as follows :

	3/31/12	12/31/11
Accounts payable	$25,437	$44,208
Accrued expenses and liabilities	312,172	422,519
Accrued payroll	64,400	72,858
Other	45,000	45,000
Total	$447,009	$584,585

6.	Notes Payable

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

On June 30, 2011, the Company and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement as amended be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, Consorteum would assume an aggregate of $1,477,052 of principal indebtedness plus accrued interest from the Company totaling $250,695 less unamortized note discounts of $9,890. Upon completion of the requirements of the Consorteum Purchase Agreement and the Amendment Agreement, the note holders who consented to the assumption of their obligations by Consorteum received shares of Consorteum common stock in satisfaction of their notes. Included in the notes assumed by Consorteum were notes payable to former officers and directors of the Company prior to the Merger totaling $450,000 in principal plus accrued interest of $74,935. Notwithstanding the foregoing, Consorteum agreed to provide the Company a guaranty, whereby Consorteum agrees to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable for which the Company had not received the necessary consent as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Digital Trading Assets acquired at the acquisition date were measured at their fair values as of the Merger date which were determined to be an amount equal to the principal, net of discounts, plus accrued interest of the notes assumed by Consorteum as of the effective date of the sale equal to $1,717,857 therefore no gain or loss was recognized as a result of this sale.

The Company has recorded as liabilities the notes payable not yet assumed by Consorteum which total $236,600 in principal plus $31,318 in accrued interest at March 31, 2012. Notwithstanding the guaranty of Consorteum to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable, the Company will continue to report such liabilities on the Company’s balance sheet until settlement and disposition of these obligations is finalized.

In the current period, a $375,000 notes payable and accrued interest of $152,549 was converted to common stock and warrants as part of the February 2012 private placement. The Company’s remaining outstanding notes consist of an aggregate of $375,000 of notes of the Company which have been amended and are convertible into an aggregate of 187,500 shares of common stock of the Company (based upon a fixed conversion price of $2.00 per share).

7.	Related Party Transactions

Rent
The Company is provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent, administrative, and office overhead expenses of $75,000 and $30,000, respectively, representing the Company’s portion of use for such for three months ended March 31, 2012 and 2011, respectively.

Officer Salary
The Company has recorded a salary expense of $68,750 and $68,750 for the three months ended March 31, 2012 and 2011, respectively, for Dr. Victor as a result of his serving in the capacity of the Company’s Chief Executive Officer and a salary expense totaling approximately $70,000 and $43,750 for the three months ended March 31, 2012 and 2011, respectively, recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Research and Development
Research and Development costs for the three months ended March 31, 2012 and 2011 was $0 and $76,000, respectively, including fees accrued and payable to Dr. Steven Victor for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. As of March 31, 2012 and 2011, the following amounts were owed to related parties:

	March 31, 2012	December 31, 2011
Accrued salaries	$461,297	$374,932
Accrued research fees	361,000	361,000
	$822,297	$735,932

Officer Advance
From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances do not have formal repayment terms or arrangements.

Dr. Steven Victor's, cumulative advances amounted to $42,882 and $67,882 to the Company for working capital purposes as of March 31, 2012 and December 31, 2012, respectively. These advances do not have formal repayment terms or arrangements.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Convertible Debentures

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of March 31, 2012, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. During the three months ended March 31, 2012, the Company recognized $72,141 of interest expense as a result of the amortization.

The Company accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to charge to income of $3,249,215 and $0 during the three months ended March 31, 2012 and 2011, respectively. The fair value of the derivative conversion features was determined to be $1,232,126 at March 31, 2012.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $6,435,200 and $9,230 during the three months ended March 31, 2012 and March 31, 2011, respectively. The fair value of the derivative conversion features was determined to be $3,874,750 at March 31, 2012.

As of March 31, 2012, the balance of the remaining convertible debenture amounted to $1,360,000 and was due and payable on March 31, 2012. In the current period, a $25,000 convertible debenture and the related accrued interest of $904 was converted to common stock.

On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes.  The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes.

As discussed, as a result of the Company’s Merger, the subordinated convertible debentures and warrants were assumed by the Company. The remaining subordinated convertible debentures are convertible into an aggregate of 1,533,034 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock (at an exercise price of $0.88).

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Debentures - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	4.00	.50
Expected dividend yield	-	-
Number outstanding	3,071,542	1,533,258
Fair value at issue date	$38,710	$25,418
Change in derivative liability for the period *	$(6,435,200)	$(3,249,215)
Fair value -derivative liability	$3,874,750	$1,232,126

Common Stock Offering - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	5.00	.50
Expected dividend yield	-	-
Number outstanding	10,400,000	2,600,000
Fair value at issue date	$17,152,200	$1,884,112
Change in derivative liability for the period (since issue date) *	$(5,476,080)	$(1,075,247)
Fair value -derivative liability	$11,676,120	$808,865

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

* the principal reason for the change in the derivative liability for the period is due the volatility fluctuation of the Company's common stock as it is indexed for the purpose of evaluating the accounting for derivatives and/or the decrease in life as the instruments reach expiration.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Capital Stock

 As of March 31, 2012 and December 31, 2011, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 17,933 and 18,280 shares of preferred stock are issued and outstanding, respectively. As of March 31, 2012 and December 31, 2011, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 10,000 and 10,823 shares of preferred stock are issued and outstanding, respectively. As of March 31, 2012 and December 31, 2011, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 113,000 and 42,000 shares of preferred stock are issued and outstanding, respectively. The Company has authorized 250,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2012 and December 31, 2011, the Company had 25,893,402 and 21,034,938, respectively, of shares of common stock issued and outstanding.

Series B Preferred Stock

Pursuant to the Merger Agreement, at closing, we issued 20,521 shares of the series B preferred stock to Dr. Steven Victor, the principal shareholder of Intellicell, in exchange for an aggregate of 10,575,482 shares of IntelliCell’s common stock. Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.

To date, the holder of Series B Preferred Stock elected to convert 2,588 shares of Series B Preferred Stock into 2,587,116 shares into our common stock including 347 shares of Series B Preferred into 346,527 shares into our common stock in the current period.  As a result, there are presently 17,933 shares of Series B Preferred Stock issued and outstanding.

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

To date, certain holders of Series C Preferred Stock elected to convert 2,123 shares of Series C Preferred Stock into 2,123,000 shares into our common stock including 823 shares of Series C Preferred into 822,500 shares into our common stock in the current period.  As a result, there are presently 10,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

The Company entered into a securities purchase agreements with purchasers that qualified as an accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 56,500 shares of our series D convertible preferred stock and warrants to purchase 565,000 of the Company’s common stock, for aggregate gross proceeds of $1,130,000.  Each share of series D convertible preferred stock has a stated value equal to $20.00 per share and is initially convertible at any time into shares of common stock at a conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock shall automatically be converted into shares of the Company’s common stock after three years.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and  warrants to be less than $1.00.

To date, the Company has sold its series D convertible preferred stock and warrants for aggregate gross proceeds of $1,130,000 including 14,500 shares of Series D convertible preferred stock in the current period for gross proceeds of $290,000

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 27, 2012, the Company sold an aggregate of 12,500 shares of our series D convertible preferred stock and a warrant to purchase 125,000 of the Company’s common stock, for aggregate gross proceeds of $250,000.

On January 30, 2012, the Company sold an aggregate of 2,000 shares of our series D convertible preferred stock and warrants to purchase an aggregate of 20,000 of the Company’s common stock, for aggregate gross proceeds of $40,000.

In connection with the series D convertible preferred stock offering, we paid professional fees of $60,000 and will issued a placement agent 15,000 warrants to purchase shares of common stock. The warrants issued to the placement agent may be exercised on a cashless basis.

In conjunction with the February 2012 Private Placement, the Series D holders were allocated an additional 56,500 shares of Series D convertible preferred stock as an anti-dilution adjustment.

February 2012 Private Placement- Common Stock and Warrant Issuances

In February 2012, the Company entered into securities purchase agreements with accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”), for aggregate gross cash proceeds of $2,627,649, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ("Exchange Agreement").  In connection with the private placement, we paid placement agent fees and professional fees of $55,750 and issued the placement agent 27,500 warrants to purchase shares of common stock. The warrants issued to the placement agent may be exercised on a cashless basis.

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

Common Stock Issuances

As discussed above, the Company issued 2,600,000 shares of its common stock for the February 2012 Private Placement which includes 2,100,000 shares for the private placement and 500,000 shares for the exchange and cancelation of a promissory note.

On January 9, 2012, The Company issued 29,436 shares of its common stock in exchange for the coversions of a $25,000 convertible debenture and accrued interest of $904

In February 2012, the Company issued 360,001 shares of its common stock for advisory services.  The Company recognized the fair market value net of $1,083,170 as an expense as of the date of issue.

In March 2012, the Company issued 200,000 shares of its common stock in exchange for outstanding fees due and payable .  The Company recognized the fair market value net of $100,000 as a reduction to accrued expenses as of the date of issue.

On February 20, 2012 , the Company issued 500,000 of additional shares of its common stock to a former noteholder for services in conjunction with the Exchange Agreement.  The Company recognized the fair market value net of $1,250,000 as an expense as of the date of issue.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.00	3,150,016	$4.00	9.70	1,066,669	$4.00

	3,150,016		9.70	1,066,669

A summary of the Company’s stock awards for options as of March 31, 2012 and changes for the three months ended March 31, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,150,016	$4.00
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2012	3,150,016	4.00
Exercisable, March 31, 2012	1,066,669	4.00

The weighted-average fair value of stock options granted to employees during the three months ended March 31, 2012 and 2011, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2012	December 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-	0 .85%
Expected stock price volatility	-	105%
Expected dividend payout	-	-
Expected option life (in years)	-	10.0
Expected forfeiture rate	-	0%
Fair value per share of options granted	$-	$3.65

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

There were no options exercised during the three months ended March 31, 2012 and 2011, respectively.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three months ended March 31, 2012 and 2011 was $760,298 and $0, respectively, net of tax effect. Additionally, none of the options outstanding and unvested as of March 31, 2012 had any intrinsic value.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

The following table summarizes the changes in the warrants outstanding at March 31, 2012, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.86 - 0.89	3,321,542	$0.88	4.12	3,321,542	$0.88
$1.00	1,172,500	$1.00	4.71	1,172,500	$1.00
$1.58	45,000	$1.58	10.00	45,000	$1.58
$2.00	8,029,200	$2.00	4.80	8,029,200	$2.00
$2.45 - 2.60	800,000	$2.51	4.76	800,000	$2.51
$3.00	750,000	$3.00	4.71	750,000	$3.00
$3.20	350,000	$3.20	4.68	350,000	$3.20
$3.75	5,200,000	$3.75	4.89	5,200,000	$3.75

	19,668,242		4.57	19,668,242

A summary of the Company’s stock awards for warrants as of March 31, 2012 and changes for the three months ended March 31, 2012 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2011	6,931,542	$1.62
Granted	12,736,700	2.71
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2012	19,668,242	2.28
Exercisable, March 31, 2012	19,668,242	2.28

 February 2012 Private Placement

In February 2012, the Company entered into securities purchase agreements with accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). (See note 10)

The Class A Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment. The Class B Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.75, subject to adjustment. The exercise price of the Warrants are subject to anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The investors may exercise the Warrants on a cashless basis anytime after the six month anniversary of the initial exercise date of the Warrants if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the Warrants on a cashless basis, we will not receive any proceeds.

Series D Preferred Stock

The Company sold an additional 14,500 shares of our series D convertible preferred stock and warrants to purchase 145,000 of the Company’s common stock, for aggregate net proceeds of $230,000 (See Note 11).   The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances. The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00. In conjunction with the February 2012 Private Placement, the Series D holders were allocated an additional 565,000 warrants to purchase the Company's common stock and the exercise price of the Series D warrants was reduced to $1.00 as an anti-dilution adjustment.

The Company issued 1,584,200 compensatory warrants to non-employees during the three months ended March 31, 2012. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of  .12%  to 2.08%; expected lives ranging from one years to ten years.  Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the three months ended March 31, 2012 and 2011 was $2,720,764 and $0, respectively, net of tax effect.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net Income (Loss)	$(9,468,848)	$(1,182,209)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.42)	$(0.03)
Net income (loss) per share – diluted	$(0.42)	$(0.03)

Weighted average common shares outstanding – basic & diluted	22,807,514	34,819,070

For the three months ended March 31, 2012 and and 2011 common stock equivalents totaling 33,838,758 and 227,223 respectively, related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

13.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s chief executive officer, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease as well as paying the initial two months’ rent totaling $53,839. Once the build out of the office space is complete, the Company will pay $25,000 per month to sublease office space from the company owned by Dr. Victor. The Company occupied this new facility in April 2012. The Company is currently paid Dr. Victor $15,000 per month in rent through the period ending March 31, 2012.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

14.	Subsequent Events

The Company has evaluated its subsequent events from the balance sheet date through the date the accompanying consolidated financial statements became available to be issued. There were no significant subsequent events.

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

Merger with Intellicell Biosciences, Inc.

On April 27, 2011, Intellicell and Media Exchange Group, Inc. (“MEG”) entered into an Agreement and Plan of Merger which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, a subsidiary of MEG (“Merger Sub”) merged into Intellicell.  The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity.  As a result of the merger, MEG’s former shareholders acquired majority of Intellicell’s outstanding common stock and all of Intellicell’s Series B preferred stock.  The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the “IntelliCell Notes”) and warrants issued by IntelliCell (the “IntelliCell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company  common stock as the holder of IntelliCell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, remaining are an aggregate of $1,360,000 of Intellicell Notes outstanding which are convertible into an aggregate of 1,533,258 shares of common stock of the Company  and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company.  In the current period, holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. We have not repaid any of the principal or accrued but unpaid interest that has become due and payable under the remaining Intellicell Notes.  The Company is currently working on making arrangements to honor its remaining obligations under the Intellicell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Intellicell Notes.

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

Results of Operations

Three months ended March 31, 2012 Compared to Three months ended March 31, 2011

Revenue

Revenue for the three months ended March 31, 2012 was $12,500 compared to no revenue in the prior year period. Revenues for the three months ended March 31, 2012 were primarily attributable fees from cases processed by licensees. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

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

Cost of goods sold and Gross Margin

Cost of goods sold were $4,776 three months ended March 31, 2012. These costs were primarily attributable the cost of supplies for cases processed in our tissue processing center in New York.

Gross margin were $7,324 for the three months ended March 31, 2012. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $48,921 and $92,888 for the three months ended March 31, 2012 and 2011, respectively. The Company began to increase the research and development staff in the current year period and applicable laboratory supplies and disposables. In prior year, the principal component of research development costs consists of fees to payable to Dr. Steven Victor, the Chief Executive Officer and principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $0 and $76,000 for the three months ended March 31, 2012 and 2011, respectively. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case.

Sales and marketing expenses were $127,049 and $36,482 for the three months ended March 31, 2012 and 2011, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $583,995 and $216,424 for the three months ended March 31, 2012 and 2011, respectively. Included in general and administrative expenses are $75,000 and $50,000 of costs for the three months ended March 31, 2012 and 2011, respectively, for our office facilities and related services provided by a company owned by our chief executive officer and majority shareholder. In addition, for the three months ended March 31, 2012 and 2011, we incurred salary expenses of $277,442 and $112,500. Included in the salary expense and related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $68,750 and $68,750 for the three months ending March 31, 2012, and 2011, respectively, as well as salary expenses totaling $70,000 and $43,750 to the spouse of our Chief Executive Officer and majority shareholder.  For the three months ended March 31, 2012 and 2011, we have incurred approximately $105,000 and $46,000 in legal and professional fees primarily related the public company costs and/or financing transactions.

Stock Based Compensation.   During the three months ended March 31, 2012, we incurred employee stock based compensation expenses of $760,298 from the issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method. There was no stock option expense in the prior year period.

Non-Employee Stock Based Compensation. During the three months ended March 31, 2012 and 2011, we incurred non-cash non-employee stock based compensation charges of $5,053,934 and $827,125, respectively. In the three month period ending March 31, 2012, the Company issued 1,060,001 shares of common stock shares for stock issuances for medical advisory and professional services and charged $2,333,170.  In addition, $2,720,764 was expensed due to the issuance of 1,584,200 warrants amounting in exchange for consulting and professional services from unrelated third parties.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements. In the three month period ending March 31, 2011, $827,125 was expensed due to the issuance of 1,656,250 shares of common stock for services prior to Merger and recapitalization in February 2011.

Changes in Fair Value of Derivative Liability

Convertible Debentures - Derivative Liabilities

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The offering consisted of $50,000 units each of which consisted of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into IntelliCell common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of the Company’s common stock at an exercise price of $1.72 per share.  As a result of the Merger, the Intellicell Notes and Intellicell Warrants were assumed by the Company, the conversion price of the Intellicell Notes and the exercise price of the Intellicell Warrants were each adjusted to $0.88 per share, the remaining Intellicell Notes and IntelliCell Warrants are now convertible into an aggregate of 1,533,034 and 3,071,542 shares of common stock, respectively.

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

We accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued during the three months ended March 31, 2012 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to the charge to income of $3,249,215 for the three months ended March 31, 2012.

We accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during the three months ended March 31, 2012 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $6,435,200 for the three months ended March 31, 2012.

Common Stock Offering - Derivative Liabilities

In February 2012, the Company entered into securities purchase agreements with accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”), for aggregate gross cash proceeds of $2,627,649, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ("Exchange Agreement").

The Class A Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment. The Class B Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.75, subject to adjustment. The exercise price of the Warrants are subject to are subject to anti-dilution protection if we sell shares or share-indexed financing instruments at less than the stated conversion prices.

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

We accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued during the three months ended March 31, 2012 at the relevant commitment dates to be $1,884,112 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $808,865 for the three months ended March 31, 2012.

We accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during the three months ended March 31, 2012 at the relevant commitment dates to be $17,152,200 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a charge to income of $11,676,120 for the three months ended March 31, 2012.

Loss before income tax and Net Loss

Loss before income tax for the three months ended March 31, 2012 and 2011 was $9,468,848 and $1,182,209, respectively, which includes charges for the non-cash change in fair value of derivative liabilities of $2,800,570 and $9,290, respectively, non-cash expense for Employee Stock Compensation of $760,298 and $0, respectively and non-employee stock based compensation of $5,053,934 and $827,125, respectively, as discussed above. As we are just are just beginning to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2012 of $3,811,024, compared to a working capital deficit at December 31, 2011 of $4,255,322.

Our cash and cash equivalents as March 31, 2012 was $576,582, compared to cash balances at December 31, 2011 of $110,194. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing cash balances at March 31, 2012 of $576,582 and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional equity based financings to maintain our operations.

In accordance with the provisions of the Intellicell Notes, we notified the holders of their right to have the Intellicell Notes repaid upon completion of our recent equity financing (pursuant to which we received aggregate gross proceeds of $2,627,549, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ), or to convert their Intellicell Notes into shares of our common stock.  As of the date of this Annual Report on Form 10-Q, holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. We have not repaid any of the principal or accrued but unpaid interest that has become due and payable under the remaining Intellicell Notes.  The Company is currently working on making arrangements to honor its remaining obligations under the Intellicell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Intellicell Notes.

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

Net cash used in operating activities

Net cash used in operating activities was $149,902 and $140,447 for the three months ended March 31, 2012 and 2011, respectively. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by a decrease in our accounts payable of $27,964, increases in deferred income related to our license agreements of $570,000 and increases in accrued liabilities of $86,365 primarily related to salary payable to our majority shareholder.  We have also paid approximately $1.7 million towards the construction and infrastructure costs for the office space where our new laboratory and corporate office are located in New York, NY, which space is leased by a company owned by Dr. Steven Victor, our chief executive officer. In addition, we have submitted a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease. We then plan to sublease a portion of the space to Regen Medical Practice, PC and/or other medical practitioners in the regenerative medical industry and to provide them with a license to utilize our proprietary process in exchange for certain administrative and management services.

Net cash used in investing activities

Net cash used in investing activities was $1,632,960 and $44,505 for the three months ended March 31, 2012 and 2011, respectively, consisting of $83,393 and $0 for the purchase of lab equipment, $319,497 and $0 for the purchase of computer equipment, $337,055 and $0 for the purchase of furniture and fixtures and $893,015 and $0 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively. The lease for the facility is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice.

Net cash provided by financing activities

 Net cash provided by financing activities was $2,249,250 and $376,000 for the three months ended March 31, 2012 and 2011, respectively.  In the current period ending March 31, 2012, the Company received $230,000 of net proceeds from our Series D preferred stock offering, and $2,044,250 of net proceeds from our private placement offering. Additionally, the Company repaid advances from Dr. Victor in the amount of approximately $25,000. In the period ending March 31, 2011, $176,000 of gross proceeds were received from the sale of our common stock at $0.50 per share and $200,000 in proceeds were received in the sale of convertible debentures.

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of March 31, 2012, the Company had executed license agreements and received $1,072,500 in license fees for six centers which had not yet commenced operations and therefore recognition of such revenue was deferred.

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

New Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

In March 2012, we issued 29,436 shares of common stock upon conversion of $25,000 of a previously issued convertible note and accrued interest of $904.

In March 2012, we issued 35,000 shares of our common stock to consultants for services rendered.

In April 2012, we issued options to purchase an aggregate of 343,750 shares of our common stock to a former employee at a price of $4.00 per share.

In May 2012, we issued 500,000 shares of our common stock to consultants and advisors for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In accordance with the Merger Agreement, the Company assumed the IntelliCell Notes, which had an aggregate principal amount of $1,385,000  and became due and payable on March 31, 2012. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IntelliCell Notes. The aggregate principal amount that is due and payable under the IntellliCell Notes as of the date hereof is $1,360,000.

On May 17, 2012, holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes.  The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes.

ITEM 4.  MINE SAFETY DISCLOSURES.

N/A.

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

INTELLICELL BIOSCIENCES, INC.

Date: May 21, 2012	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)