Form 10-Q
period 2012-06-30
Intellicell Biosciences, Inc.
filed 2012-08-21
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No000-54729

INTELLICELL BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1966948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Park Avenue, 17th Floor
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
Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes       No ☐

Number of shares of common stock issued and outstanding as of August 14, 2012 was 32,883,235.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash	$-	$110,194
Accounts Receivable - related party	150,000	-
Total current assets	150,000	110,194

Property & Equipment - net of accumulated depreciation of $26,110 and $15,226 as of June 30, 2012 and December 31, 2011	2,663,665	556,834
Deposit - License Agreement with related party	100,000	100,000
Financing Fees, net of accumulated amortization of $18,550 and $0 as of June 30, 2012 and December 31, 2011	204,050	-
Restricted cash for security deposit	650,000	650,000
	$3,767,715	$1,417,028
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Bank Overdraft	$11,606	$-
Convertible debentures	1,360,000	1,312,859
Convertible promissory note payable	500,000	-
Notes payable and accrued interest	646,389	1,161,758
Accounts payable and accrued expenses	654,893	584,585
Deferred income	1,160,000	502,500
Advances from related party	42,882	67,882
Accrued liabilities, related party	887,147	735,932
Total current liabilities	5,262,917	4,365,516

Long term liabilities - Derivative liabilities	1,710,597	14,791,291

Total liabilities	6,973,514	19,156,807

Commitments
Stockholders’ deficit:
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 16,733 and 18,280 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	167	183
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 10,000 and 10,823 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	100	108
Convertible preferred stock; $0.01 par value, Series D, 500,000 shares authorized, 113,000 and 42,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,130	420
Common stock; $0.001 par value; 500,000,000 shares authorized; 29,671,760 and 21,034,938 shares and issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	29,671	21,035
Additional paid in capital	28,841,155	15,849,217
Accumulated deficit	(32,078,022)	(33,610,742)

Total stockholders’ deficit	(3,205,799)	(17,739,779)
	$3,767,715	$1,417,028

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$6,769	$58,500	$18,869	$58,500
Revenues - related party	150,000	-	150,000	-
Total revenue	156,769	58,500	168,869	58,500

Cost of Goods Sold	172,472	46,536	177,248	46,536
Gross Profit	(15,703)	11,964	(8,379)	11,964

Operating Expenses:
Research and development	74,528	83,402	123,449	176,290
Sales and marketing	146,468	106,457	273,517	142,939
General and administrative	519,133	424,563	1,103,128	640,988
Employee Stock Based Compensation	1,098,161	-	1,858,459	-
Non-Employee Stock Based Compensation	2,973,420	-	8,027,354	827,125
Total Operating Expense	4,811,710	614,422	11,385,907	1,787,342

Loss from operations	(4,827,413)	(602,458)	(11,394,286)	(1,775,378)

Other Income (Expenses):
Interest Expense	(33,733)	(91,506)	(135,138)	(91,506)
Financing Costs	(18,550)	-	(18,550)	-
Change in fair value of derivative liabilities	15,881,264	(11,323,404)	13,080,694	(11,332,694)

Total Other Income (Expenses)	15,828,981	(11,414,910)	12,927,006	(11,424,200)

Income (Loss) Before Income Taxes	11,001,568	(12,017,368)	1,532,720	(13,199,578)

Provision for Income Taxes	-	-	-	-

Net Income (loss)	$11,001,568	$(12,017,368)	$1,532,720	$(13,199,578)

Loss per share:
Basic	$0.40	$(0.69)	$0.06	$(0.76)
Diluted	$0.17	$(0.69)	$0.02	$(0.76)
Weighted Average shares outstanding
Basic	27,810,172	17,524,021	25,298,312	17,445,886
Diluted	63,922,597	17,524,021	61,391,011	17,445,866

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2012 (Unaudited)

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2011	18,280	$183	10,823	$108	42,000	$420	21,034,938	$21,035	$15,849,217	$(33,610,742)	$(17,739,779)

Proceeds from sales of common stock at $1.00 per share, net of fees	-	-	-	-	-	-	2,100,000	2,100	2,042,150	-	2,044,250

Conversion of note payable and accrued interest to common stock	-	-	-	-	-	-	500,000	500	527,049	-	527,549

Stock issued for the conversion of convertible debenture and accrued interest	-	-	-	-	-	-	118,794	118	103,530	-	103,648

Conversion of Series B Preferred to common stock	(1,547)	(15)	-	-	-	-	1,546,527	1,546	(1,531)	-	-

Conversion of Series C Preferred to common stock	-	-	(823)	(8)	-	-	822,500	823	(815)	-	-

Issuance of Series D Preferred shares, net of fees	-	-	-	-	14,500	145	-	-	229,855	-	230,000

Issuance of additional shares for anti-dilution	-	-	-	-	56,500	565	-	-	(565)	-	-

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	1,858,459	-	1,858,459

Stock-based compensation expense related to non-employee stock options	-	-	-	-	-	-	-	-	15,052	-	15,052

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	2,720,764	-	2,720,764

Stock issued for professional services at fair market value	-	-	-	-	-	-	3,549,001	3,549	5,497,990	-	5,501,539

Net income for the six months ended June 30, 2012	-	-	-	-	-	-	-	-	-	1,532,720	1,532,720

Balances, June 30, 2012	16,733	$167	10,000	$100	113,000	$1,130	29,671,760	$29,671	$28,841,155	$(32,078,022)	$(3,205,799)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	(Unaudited) For the six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,532,720	$(13,199,578)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation issued for services in excess of proceeds	8,027,354	827,125
Employee stock compensation	1,858,459	-
Depreciation expense	10,885	5,522
Amortization of financing costs	18,550	-
Interest from original issue discount on convertible debentures	72,141	72,141
Change in fair value of derivative liabilities	(13,080,694)	11,332,694

Changes in assets and liabilities:
Decrease in accounts receivable	(150,000)	59,800
Increase in prepaid expenses	-	(313,899)
Increase in accounts payable and accrued expenses	195,165	125,513
Increase in deferred income	720,000	120,000
Increase in accrued liabilities, related party	154,685	202,077
Net cash used in operating activities	(640,735)	(768,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(2,117,715)	(86,797)
Increase in restricted cash for security deposit	-	(650,000)
Cash used in investing activities	(2,117,715)	(736,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of fees	2,044,250	176,000
Proceeds from the sales of Series D Preferred Stock, net of fees	230,000	-
Proceeds from issuance of convertible debenture, net of fees	387,400	-
Repayments of related party advances	(25,000)	-
Bank overdraft	11,606	-
Proceeds from sale of convertible debentures	-	1,385,000
Cash provided by financing activities	2,648,256	1,561,000
Net change in cash	(110,194)	55,598
Cash and cash equivalents at the beginning of period	110,194	3,179
Cash and cash equivalents at the end of the period	$-	$58,777
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debenture and accrued interest to common stock	$103,648	$-
Conversion of note payable to common stock and warrants	$500,000	$-
Original issue discount attributed to detachable 5 year warrants sold in conjunction with Convertible Debentures	$-	$38,710

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,078,002 and a working capital deficit of $5,112,917 as of June 30, 2012, respectively. However, if the non-cash expense related to the Company’s change in fair value of derivative liability and stock based compensation is excluded then the accumulated deficit amounted to $5,214,562.  Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules of the Securities and Exchange Commission.

In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

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

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of June 30, 2012:

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative Liabilities	$-	$-	$1,710,597	$1,710,597

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended June 30, 2012:

For the Six Months ended June 30, 2012
Beginning balance	$14,791,291
Fair value of 2012 warrants at issue date	17,152,200
Fair value of 2012 embedded conversion feature at issue date	2,071,247
Change in fair value of embedded warrants included in earnings	(26,027,522)
Change in fair value of embedded conversion feature included in earnings	(6,276,619)
Balance at June 30, 2012	$1,710,597

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers, the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and are recognized as revenue ratably over the license. As of June 30, 2012, the Company had executed license agreements and received $1,160,000 in license fees for six centers which had not yet commenced operations. Consequently recognition of such revenue has been deferred pending commencement of operations. Furthermore, the Company has accrued $62,500 of previously paid license fees to be returned to a licensee for the Company's cancellation of the license agreement.

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

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits June 30, 2012.

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

Accounts Receivable

 The Company extends credit to customers without requiring collateral. The Company an allowance provides for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of June 30, 2012 and December 31, 2011, respectively. The Company determines accounts receivable to be delinquent when collection past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

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

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Income (Loss) per Share

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

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

4.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2012 and December 31, 2011 consists of the following:

	6/30/12	12/31/11
Lab equipment	$203,204	$117,690
Construction in progress	1,643,781	422,000
Furniture & Fixtures	450,693	25,140
Computer Equipment	392,097	7,230
	2,689,775	572,060
Less accumulated depreciation	26,110	15,226
Property and Equipment, net	$2,663,665	$556,834

Depreciation expense for the three and six months ended June 30, 2012 and 2011 was $7,283 and $10,885 and $2,809 and $5,522, respectively and is included in general and administrative expenses on the Company’s statement of operations.   Construction in progress consists of leasehold improvements for various expansion projects that the Company has undertaken. When these projects are considered complete, functional and meet the Company's standards, the Company will record the leasehold improvements as assets and will begin depreciating the assets.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 are as follows :

	6/30/12	12/31/11
Accounts payable	$179,690	$44,208
Accrued expenses and liabilities	327,189	422,519
Accrued payroll	94,226	72,858
Other	53,788	45,000
Total	$654,893	$584,585

6.	Notes Payable

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

Also on June 6, 2011, the Company and Consorteum entered into an amendment agreement (the “Amendment Agreement”) to the Consorteum Purchase Agreement pursuant to which the parties agreed, among other things, that the obligations of the Parties to consummate the transactions contemplated by the Purchase Agreement are subject to (i) the approval of the Board of Directors of each of the parties, and (ii) the completion of the assignment of the Assumed Liabilities (including receipt of all the necessary consents of the holders of all outstanding indebtedness of the Buyer).

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

The Company has recorded as liabilities the notes payable not yet assumed by Consorteum which total $236,600 in principal plus $34,789 in accrued interest at June 30, 2012. Notwithstanding the guaranty of Consorteum to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable, the Company will continue to report such liabilities on the Company’s balance sheet until settlement and disposition of these obligations is finalized.

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

Rent
The Company is provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent, administrative, and office overhead expenses of $75,000 and $150,000 and $30,000 and $60,000, respectively, representing the Company’s portion of use for such for three and six months ended June 30, 2012 and 2011, respectively.

Officer Salary
The Company has recorded a salary expense of $68,750 and $137,500 and $68,750 and $137,500 for the three and six months ended June 30, 2012 and 2011, respectively, for Dr. Victor as a result of his serving in the capacity of the Company’s Chief Executive Officer and a salary expense totaling approximately $45,000 and $115,000 and $43,750 and $87,500 for the three and six months ended June 30, 2012 and 2011, respectively, recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Research and Development
Research and Development costs for the three and six months ended June 30, 2011 was $76,000 and $80,000, respectively, including fees accrued and payable to Dr. Steven Victor for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes. No fees were accrued in the six months ending June 30, 2012. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. As of June 30, 2012 and 2011, the following amounts were owed to related parties:

	June 30, 2012	December 31, 2011
Accrued salaries	$526,147	$374,932
Accrued research fees	361,000	361,000
	$887,147	$735,932

Officer Advance
From time to time, the Company has received advances from one of its officers to meet short term working capital needs. These advances do not have formal repayment terms or arrangements.

Dr. Steven Victor's, cumulative advances amounted to $42,882 and $67,882 to the Company for working capital purposes as of June 30, 2012 and December 31, 2011, respectively. These advances do not have formal repayment terms or arrangements.

Regen Agreement

On April 16, 2012, the Company entered into a technology license and administrative services agreement (the “Agreement”) with Regen Medical P.C., the medical practice which is owned by, and through which, our Chief Executive Officer, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology (“Regen Medical”). Pursuant to the Agreement, the Company, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize the Company's proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) was appointed as the exclusive manager and administrator of Regen Medical’s operations which relates to the implementation of the Company's proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) was appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The Agreement became effective as of April 16, 2012 and shall continue until April 16, 2017.  Thereafter, the Agreement is to be automatically renewed for successive five year periods unless either party notifies the other in writing of its intention not to renew the Agreement. Such a notice is to be given at least 12 months but no more than 15 months prior to the expiration of the then current term.  Either party may terminate the Agreement, for among other things, the failure to cure a material breach of the agreement within 30 days after receipt of written notice or in the event any state or federal laws or regulations, now existing or enacted or promulgated after the effective date, are interpreted in such a manner as to indicate that the structure of the agreement may be in violation of any such laws or regulations.

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011; provided, however, that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company incurred revenue of $150,000 for the three and six months ended June 30, 2012 under the agreements. The balance of $150,000 is included in the outstanding accounts receivable as of June 30, 2012.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Convertible Debentures

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of June 30, 2012, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. During the three and six months ended June 30, 2012, the Company recognized $0 and $72,141 of interest expense as a result of the amortization.

The Company accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to charge to income of $1,222,927 and $4,472,141 during the three and six months ended June 30, 2012 and $3,387,351 during the three and six months ended June 30, 2011. The fair value of the derivative conversion features was determined to be $9,200 at June 30, 2012.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $3,495,722 and $9,930,922 during the three and six months ended June 30, 2012 and an increase to the charge to income of $7,929,262 and $7,938,552 during the three and six months ended June 30, 2011, respectively. The fair value of the derivative conversion features was determined to be $379,028 at June 30, 2012.

As of June 30, 2012, the balance of the remaining convertible debenture amounted to $1,360,000 and was due and payable on June 30, 2012. In the current period, a $25,000 convertible debenture and the related accrued interest of $904 was converted to common stock.

On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes. Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable. The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes. In conjunction with the agreement arrangements with the note holders, $77,744 of accrued interest was converted to 89,358 shares of the Company's common stock in May 2012.

As discussed, as a result of the Company’s Merger, the subordinated convertible debentures and warrants were assumed by the Company. The remaining subordinated convertible debentures are convertible into an aggregate of 1,533,034 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock (at an exercise price of $0.88).

9.	Convertible Notes Payable

Convertible Promissory Note

On June 7, 2012, the Company issued the Convertible Note in favor of TCA Global Master Fund, L.P. ("TCA").  The maturity date of the Convertible Note is June 7, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum.  The Convertible Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion.  The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

The Company accounted for the conversion features underlying the convertible note issued in accordance with GAAP, as the conversion feature embedded in the convertible note could result in the note being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these notes issued at the relevant commitment dates to be $187,135 using the Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $79,634 during the three and six months ended June 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $266,769 at June 30, 2012.

10.	Derivative Liabilities

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Promissory Note - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

June 30, 2012
Embedded Conversion Feature
Risk free interest rate	3.00%
Expected volatility (peer group)	105.09%
Expected life (in years)	1.00
Expected dividend yield	-
Number outstanding	2,425,168
Fair value at issue date	$187,135
Change in derivative liability for the period *	$79,634
Fair value -derivative liability	$266,769

Convertible Debentures - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	3.75	.25
Expected dividend yield	-	-
Number outstanding	3,071,542	1,533,258
Fair value at issue date	$38,710	$25,418
Change in derivative liability for the period *	$(9,930,922)	$(4,472,141)
Fair value -derivative liability	$379,028	$9,200

Common Stock Offering - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	4.75	.25
Expected dividend yield	-	-
Number outstanding	10,400,000	2,600,000
Fair value at issue date	$17,152,200	$1,884,112
Change in derivative liability for the period (since issue date) *	$(16,096,600)	$(1,884,112)
Fair value -derivative liability	$1,055,600	$-

The risk free interest rate was based on the yields of US Treasury securities having a similar life. The expected volatility was based on the historical volatility of the share prices of a peer group of the Company  as quoted on major US stock exchanges over a two year period, selected based upon similar industry category, market capitalization and total asset values. The expected dividend rate was based on the fact that the Company has not historically paid dividends on common stock and does not expect to pay dividends on common stock in the future. The valuation of the embedded conversion feature at March 31, 2012 was deemed immaterial.

* the principal reason for the changes in the derivative liabilities for the period is due to the volatility fluctuation of the Company's common stock as it is indexed for the purpose of evaluating the accounting for derivatives and/or the decrease in life as the instruments reach expiration.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Capital Stock

 As of June 30, 2012 and December 31, 2011, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 16,733 and 18,280 shares of preferred stock are issued and outstanding, respectively. As of June 30, 2012 and December 31, 2011, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 10,000 and 10,823 shares of preferred stock are issued and outstanding, respectively. As of June 30, 2012 and December 31, 2011, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 113,000 and 42,000 shares of preferred stock are issued and outstanding, respectively. The Company has authorized 500,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2012 and December 31, 2011, the Company had 29,671,760 and 21,034,938, respectively, of shares of common stock issued and outstanding.

Series B Preferred Stock

Pursuant to the Merger Agreement, at closing, we issued 20,521 shares of the series B preferred stock to Dr. Steven Victor, the principal shareholder of Intellicell, in exchange for an aggregate of 10,575,482 shares of IntelliCell’s common stock. Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.

To date, the holder of Series B Preferred Stock elected to convert 3,788 shares of Series B Preferred Stock into 3,787,116 shares into our common stock including 1,547 shares of Series B Preferred into 1,546,527 shares into our common stock in the current period.  As a result, there are presently 16,733 shares of Series B Preferred Stock issued and outstanding.

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

Series D Preferred Stock

The Company entered into a securities purchase agreements with purchasers that qualified as an accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold an aggregate of 56,500 shares of our series D convertible preferred stock and warrants to purchase 565,000 of the Company’s common stock, for aggregate gross proceeds of $1,130,000.  Each share of series D convertible preferred stock has a stated value equal to $20.00 per share and is initially convertible at any time into shares of common stock at a conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and  warrants to be less than $1.00.

To date, the Company has sold its series D convertible preferred stock and warrants for aggregate gross proceeds of $1,130,000 including 14,500 shares of Series D convertible preferred stock in the current period for proceeds of $290,000

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 27, 2012, the Company sold an aggregate of 12,500 shares of our series D convertible preferred stock and a warrant to purchase 125,000 of the Company’s common stock, for aggregate gross proceeds of $250,000.

On January 30, 2012, the Company sold an aggregate of 2,000 shares of our series D convertible preferred stock and warrants to purchase an aggregate of 20,000 of the Company’s common stock, for aggregate gross proceeds of $40,000.

In connection with the series D convertible preferred stock offering, we paid professional fees of $60,000 and issued a placement agent 15,000 warrants to purchase shares of common stock. The warrants issued to the placement agent may be exercised on a cashless basis.

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

On January 9, 2012, The Company issued 29,436 shares of its common stock in exchange for the conversions of a $25,000 convertible debenture and accrued interest of $904. In addition, on May 22, 2012, the Company issued 89,358 shares of its common stock in exchange for the conversion of accrued interest of $77,744.

In February 2012, the Company issued 360,001 shares of its common stock for advisory services.  The Company recognized the fair market value of $1,083,170 as an expense as of the date of issue.

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

In May 2012, the Company issued 100,000 shares of common stock in conjunction with the Australian license agreement dated December 2011.

In May 2012, the Company issued 1,100,000 shares of its common stock for advisory services. The Company recognized the fair market value of $2,635,500 as an expense.

In June 2012, the Company issued 1,000,000 shares of its common stock in exchange for outstanding fees due and payable .  The Company recognized the fair market value net of $77,687 as a reduction to accrued expenses as of the date of issue.

In June 2012, the Company issued 14,000 shares of its common stock for advisory services. The Company recognized the fair market value of $5,180 as an expense.

 Committed Equity Facility Agreement

On June 7, 2012, the Company entered into the Equity Agreement with TCA Global Master Fund, L.P. ("TCA"). Pursuant to the terms of the Equity Agreement, for a period of twenty-four months commencing on the effective date of the Registration Statement (as defined herein), TCA is to commit to purchase up to $2,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances, covering the Registrable Securities.  The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to the Company, subject to the terms of the Equity Agreement.

As further consideration for TCA entering into and structuring the Equity Facility, the Company must pay TCA a fee by issuing 275,000 shares of its common stock that equal to $110,000.

Registration Rights Agreement

On June 7, 2012 (the "Closing Date"), the Company entered into the Registration Rights Agreement with TCA.  Pursuant to the terms of the Registration Rights Agreement, the Company will use its commercially receivable best efforts to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities no later than 45 days from the Closing Date (the "Filing Date").  The Company shall use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC no later than 90 days following the Closing Date. In the event that the Registration Statement is not declared effective within a 150 days of the Filing Date, the Company will be subject to certain penalties.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

12.	Stock Options and Warrants

Employee and Non-Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - 0.31	1,400,000	$0.28	9.95	425,000	$0.27
4.00	3,493,766	$4.00	9.49	1,618,754	$4.00

	4,893,766		9.60	2,043,754

A summary of the Company’s stock awards for options as of June 30, 2012 and changes for the six months ended June 30, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,150,016	$4.00
Granted	1,743,750	1.01
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2012	4,893,766	3.00
Exercisable, June 30, 2012	2,043,754	2.94

The weighted-average fair value of stock options granted to employees during the six months ended June 30, 2012 and 2011, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2012	December 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.35% to 1.61%	0 .85%
Expected stock price volatility	105%	105%
Expected dividend payout	-	-
Expected option life (in years)	3.0 to 10.0	10.0
Expected forfeiture rate	-	0%
Fair value per share of options granted	$0.46	$3.65

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

There were no options exercised during the six months ended June 30, 2012 and 2011, respectively.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and six months ended June 30, 2012 was $1,098,161 and $1,858,459, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the consolidated statement of operations for the three and six months ended June 30, 2012 was $15,053, net of tax effect. There were no stock options issued in the three and six months ended June 30, 2011. Additionally, none of the options outstanding and unvested as of June 30, 2012 had any intrinsic value.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

The following table summarizes the changes in the warrants outstanding at June 30, 2012, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.86 - 0.89	3,321,542	$0.88	3.87	3,321,542	$0.88
$1.00	1,172,500	$1.00	4.45	1,172,500	$1.00
$1.58	45,000	$1.58	9.75	45,000	$1.58
$2.00	8,029,200	$2.00	4.55	8,029,200	$2.00
$2.45 - 2.60	800,000	$2.51	4.51	800,000	$2.51
$3.00	750,000	$3.00	4.46	750,000	$3.00
$3.20	350,000	$3.20	4.43	350,000	$3.20
$3.75	5,200,000	$3.75	4.64	5,200,000	$3.75

	19,668,242		4.33	19,668,242

A summary of the Company’s stock awards for warrants as of June 30, 2012 and changes for the six months ended June 30, 2012 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2011	6,931,542	$1.62
Granted	12,736,700	2.71
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2012	19,668,242	2.28
Exercisable, June 30, 2012	19,668,242	2.28

  February 2012 Private Placement

In February 2012, the Company entered into securities purchase agreements with accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). (See note 10)

The Class A Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment. The Class B Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.75, subject to adjustment. The exercise price of the Warrants are subject to anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The investors may exercise the Warrants on a cashless basis anytime after the six month anniversary of the initial exercise date of the Warrants if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the Warrants on a cashless basis, the Company will not receive any proceeds.

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

The Company issued 1,584,200 compensatory warrants to non-employees during the three and six months ended June 30, 2012. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of  .12%  to 2.08%; expected lives ranging from one years to ten years.  Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the three and six months ended June 30, 2012 was $0 and $2,720,764, respectively, net of tax effect. There were no compensatory warrants issued in the three and six months ended June 30, 2011.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Net Income (Loss)	$11,001,568	$1,532,720

Net income (loss) per share:
Net income (loss) per share – basic	$.41	$.06
Net income (loss) per share – diluted	$.17	$.02

Weighted average common shares outstanding – basic	27,810,172	25,298,312
Weighted average common shares outstanding – diluted	63,922,597	61,391,011

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Net Income (Loss)	$(12,017,368)	$(13,199,578)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.69)	$(0.76)
Net income (loss) per share – diluted	$(0.69)	$(0.76)

Weighted average common shares outstanding – basic & diluted	17,524,021	17,445,886

For the three and six months ended June 30, 2011 common stock equivalents totaling 10,135,714 and 5,379,753,respectively, related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

14.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s chief executive officer, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease as well as paying the initial two months’ rent totaling $53,839. Once the build out of the office space is complete, the Company will pay $25,000 per month to sublease office space from the company owned by Dr. Victor. The Company occupied this new facility in April 2012. The Company paid Dr. Victor $25,000 per month in rent through the period ending June 30, 2012.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

15.	Subsequent Events

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

Merger with Intellicell Biosciences, Inc.

On April 27, 2011, we entered into an Agreement and Plan of Merger with Intellicell which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, our wholly-owned subsidiary (“Merger Sub”) merged into Intellicell.  The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity.  As a result of the merger, Intellicellshareholders acquired majority of our outstanding common stock and all of our Series B preferred stock.  The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

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

License Agreements

We have entered into domestic licensing agreements covering the areas of Philadelphia, Pennsylvania, Dallas/Ft. Worth, Texas, Palm Beach, Florida, Metaire, Louisiana, Lake Mary, Florida, Denver, Colorado, Sugarland, Texas and Baton Rouge, Louisiana as well as international licensing agreements covering the territories of Canada, Australia, New Zealand, and Thailand. As of the date hereof, we believe that the licensees in Philadelphia, Pennsylvania, Dallas/Ft. Worth, Texas, Palm Beach, Florida, Metaire, Louisiana, and Lake Mary, Florida are either in default and/or non-compliance with the duties, obligation or responsibility imposed upon them by the agreement and we intend to pursue our remedies accordingly. In addition, we have received notification of termination from the licensees in Denver, Colorado, Baton Rouge, Louisiana and Lake Mary, Florida which notifications include demand for payments. We believe that such parties were also in default and/or non-compliance with the duties, obligation or responsibility imposed upon them by the agreement, and we intend to pursue our remedies and/or vigorously defend ourselves against any claims made by such parties.  In addition, during the course of the establishment of the laboratory in Thailand, we became concerned over the ability of the licensee to make certain payments to us as well as the licensee’s ongoing ability to meet the duties, obligations and/or responsibility imposed upon them by the license agreement.  As a result, we are considering terminating the agreement and returning all or a portion of the fees paid to date, if appropriate, however, there can be no assurance that any such arrangement will ever materialize.

Recent Developments

Regen Agreement

On April 16, 2012, the Company entered into a technology license and administrative services agreement (the “Agreement”) with Regen Medical P.C., the medical practice which is owned by, and through which, our Chief Executive Officer, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology (“Regen Medical”). Pursuant to the Agreement, the Company, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize the Company's proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) was appointed as the exclusive manager and administrator of Regen Medical’s operations which relates to the implementation of the Company's proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) was appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The Agreement became effective as of April 16, 2012 and shall continue until April 16, 2017.  Thereafter, the Agreement is to be automatically renewed for successive five year periods unless either party notifies the other in writing of its intention not to renew the Agreement. Such a notice is to be given at least 12 months but no more than 15 months prior to the expiration of the then current term.  Either party may terminate the Agreement, for among other things, the failure to cure a material breach of the agreement within 30 days after receipt of written notice or in the event any state or federal laws or regulations, now existing or enacted or promulgated after the effective date, are interpreted in such a manner as to indicate that the structure of the agreement may be in violation of any such laws or regulations.

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011; provided, however, that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company.

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

Results of Operations - Three Months and Six Months ended June 30, 2012 compared to the Three and Six Months ended June 30, 2011

Revenue

Revenue for the three and six months ended June 30, 2012 was $156,769 and $168,869 compared to $58,500 and $58,500 for the three and six months ended June 30, 2011, respectively. Revenues were primarily attributable fees from cases processed by licensees. In addition, $150,000 of related party revenue was earned in accordance with the Regen Medical technology license and administrative services agreement dated April 16, 2012. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

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

Cost of goods sold and Gross Margin

Cost of goods sold were $172,472 and $177,248 for the three and six months ended June 30, 2012, respectively, compared to $46,536 and $46,536 for the three and six months ended June 30, 2011, respectively. These costs were primarily salaries and related costs attributable to the Regen technology license and administrative services Agreement and the cost of supplies for cases processed in our tissue processing center in New York.

Gross margin were ($15,703) and $(8,379),for the three and six months ended June 30, 2012, respectively, compared to $11,964 and $11,964 for the three and six months ended June 30, 2011, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $74,528 and $123,449 for the three and six months ended June 30, 2012, respectively, compared to $83,402 and $176,290 for the three and six months ended June 30, 2011, respectively. The Company began to increase the research and development staff in the current year period and applicable laboratory supplies and disposables. In prior year, the principal component of research development costs consists of fees to payable to Dr. Steven Victor, the Chief Executive Officer and principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $0 for the three and six months ended June 30, 2012 and $76,000 and $80,000 for the three and six months ended June 30, 2011, respectively. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case.

Sales and marketing expenses were $146,468 and $273,517 and $106,457 and $142,939 for the three and six months ended June 30, 2012 and 2011, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $519,133 and $1,103,128 and $424,563 and $640,988 for the three and six months ended June 30, 2012 and 2011, respectively. Included in general and administrative expenses are $75,000 and $150,000 and $30,000 and $60,000 of costs for the three and six months ended June 30, 2012 and 2011, respectively, for our office facilities and related services provided by a company owned by our chief executive officer and majority shareholder. In addition, for the three and six months ended June 30, 2012 and 2011, we incurred salary expenses of $206,711 and $484,153 and $112,500 and $225,000, respectively. Included in the salary expense and related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $68,750 and $137,500 for the three and six months end June 30, 2012 and $68,750 and $137,500 for the three and six months ending June 30, 2011, respectively. In addition, salary expenses totaling $45,000 and $115,000 for the three and six months ending June 30, 2012 and $43,750 and $87,500 for the three and six months ending June 30, 2011, respectively, to the spouse of our Chief Executive Officer and majority shareholder.  For the three and six months ended June 30, 2012 and 2011, we have incurred approximately $65,103 and $170,103  and $45,889 and $176,188 in legal and professional fees primarily related the public company costs and/or financing transactions.

Stock Based Compensation.   During the three and six months ended June 30, 2012, we incurred employee stock based compensation expenses of $1,098,161 and $1,858,459 from the issuances of employee incentive stock options, respectively. The incentive stock options were valued using the Black Scholes method. There was no stock option expense in the prior year period.

Non-Employee Stock Based Compensation. During the three and six months ended June 30, 2012 we incurred non-cash non-employee stock based compensation charges of $2,973,420 and $8,027,354, respectively.For the three and six months ended June 30, 2011, we incurred non-cash non-employee stock based compensation charges of $0 and $827,125, respectively. In the three and six month period ending June 30, 2012, the Company issued 2,214,000 and 3,274,001 shares of common stock shares for stock issuances for medical advisory and professional services and charged $2,958,367 and $5,291,537, respectively.  In addition, for the three and six months ended June 30, 2012, $0 and $2,720,764 was expensed due to the issuance of 1,584,200 warrants amounting in exchange for consulting and professional services from unrelated third parties.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements. In the three and six month period ending June 30, 2011, $0 and $827,125, respectively, was expensed due to the issuance of 1,656,250 shares of common stock for services prior to Merger and recapitalization in February 2011.

Changes in Fair Value of Derivative Liability

Convertible Debentures - Derivative Liabilities

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The offering consisted of $50,000 units each of which consisted of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into IntelliCell common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of the Company’s common stock at an exercise price of $1.72 per share.  As a result of the Merger, the Intellicell Notes and Intellicell Warrants were assumed by the Company, the conversion price of the Intellicell Notes and the exercise price of the Intellicell Warrants were each adjusted to $0.88 per share, the remaining Intellicell Notes and IntelliCell Warrants are now convertible into an aggregate of 1,533,034 and 3,071,542 shares of common stock, respectively. On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes. Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable. The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes.

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

We accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to the charge to income of $1,222,927 and $4,472,141 for the three and six months ended June 30, 2012, respectively.

We accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $3,495,722 and $9,930,922 for the three and six months ended June 30, 2012, respectively.

Common Stock Offering - Derivative Liabilities

In February 2012, the Company entered into securities purchase agreements with accredited investors, pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”), for aggregate gross cash proceeds of $2,627,649, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ("Exchange Agreement").

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

We accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $1,884,112 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to the charge to income of $808,865 and $1,884,112 for the three and six months ended June 30, 2012, respectively.

Convertible Promissory Note - Derivative Liabilities

On June 7, 2012, the Company issued the Convertible Note in favor of TCA Global Master Fund, L.P. ("TCA").  The maturity date of the Convertible Note is June 7, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum.  The Convertible Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion.  The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

The Company accounted for the conversion features underlying the convertible note issued in accordance with GAAP, as the conversion feature embedded in the convertible note could result in the note being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these notes issued at the relevant commitment dates to be $187,135 using the Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $79,634 during the three and six months ended June 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $266,769 at June 30, 2012.

In summary, we accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued at the relevant commitment dates to be $1,710,597 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $15,881,264 and $13,080,694 for the three and six months ended June 30, 2012, respectively.

Net Income (Loss) before income tax and Net Income (Loss)

Net income before income tax for the three and six months ended June 30, 2012 was $11,001,568 and $1,532,720, respectively, which includes  reduction charges for the non-cash change in fair value of derivative liabilities of $15,881,264 and $13,080,694, respectively, non-cash expense for Employee Stock Compensation of $1,098,161 and $1,858,459, respectively and non-employee stock based compensation of $2,973,420 and $8,027,354, respectively, as discussed above. Net loss before income tax for the three and six months ended June 30, 2011 was $12,017,368 and $13,199,578, respectively, which includes charges for the non-cash change in fair value of derivative liabilities of $11,323,404 and $11,332,694, respectively, and non-employee stock compensation of $0 and $827,125, respectively. As we are just are just beginning to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of June 30, 2012 of $5,112,917, compared to a working capital deficit at December 31, 2011 of $4,255,322.

Our cash and cash equivalents as June 30, 2012 was $0, compared to cash balances at December 31, 2011 of $110,194. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional equity based financings to maintain our operations.

In accordance with the provisions of the Intellicell Notes, we notified the holders of their right to have the Intellicell Notes repaid upon completion of our recent equity financing (pursuant to which we received aggregate gross proceeds of $2,627,549, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ), or to convert their Intellicell Notes into shares of our common stock.  As of the date of this Annual Report on Form 10-Q, holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes.   Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand.     Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, as of the date hereof, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable.  The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes.

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

Net cash used in operating activities

Net cash used in operating activities was $640,735 and $768,605 for six months ended June 30, 2012 and 2011, respectively. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by an increase in our accounts payable of $195,164, increases in deferred income related to our license agreements of $720,000 and increases in accrued liabilities of $154,685 primarily related to salary payable to our majority shareholder.  We have also paid approximately $2.1 million towards the construction and infrastructure costs for the office space where our new laboratory and corporate office are located in New York, NY, which space is leased by a company owned by Dr. Steven Victor, our chief executive officer. In addition, we have submitted a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease. We then plan to sublease a portion of the space to Regen Medical Practice, PC and/or other medical practitioners in the regenerative medical industry and to provide them with a license to utilize our proprietary process in exchange for certain administrative and management services.

Net cash used in investing activities

Net cash used in investing activities was $2,117,715 and $86,797 for the six months ended June 30, 2012 and 2011, respectively, consisting of $85,514 and $80,796 for the purchase of lab equipment, $384,866 and $6,001 for the purchase of computer equipment, $425,553 and $0 for the purchase of furniture and fixtures and $1,221,782 and $0 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively. The lease for the facility is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice.

Net cash provided by financing activities

 Net cash provided by financing activities was $2,648,256 and $1,561,000 for the six months ended June 30, 2012 and 2011, respectively.  In the current period ending June 30, 2012, the Company received $230,000 of net proceeds from our Series D preferred stock offering, $2,044,250 of net proceeds from our private placement offering and $387,400, net of fees, for a convertible promissory note. Additionally, the Company repaid advances from Dr. Victor in the amount of approximately $25,000. In the period ending June 30, 2011, $176,000 of gross proceeds were received from the sale of our common stock at $0.50 per share and $1,385,000 in proceeds were received in the sale of convertible debentures.

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of June 30, 2012, the Company had executed license agreements and received $1,160,000 in license fees for six centers which had not yet commenced operations and therefore recognition of such revenue was deferred. Furthermore, the Company has accrued $62,500 of previously paid license fees to be returned to a licensee for the Company's cancelation of the license agreement.

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

New Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to have a material impact on the Company's consolidated financial position, operations or cash flows .

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

In April 2012, we issued 700,000 shares of our common stock upon conversion of 700 shares our of series B convertible preferred stock.

In April 2012, we issued 100,000 shares of our common stock to consultants and advisors for services rendered.

In May 2012, we issued 500,000 shares of our common stock upon conversion of 500 shares our of series B convertible preferred stock.

In May 2012, we issued 89,358 shares of common stock upon conversion of $77,744 of accrued interest on convertible notes.

In May 2012, we issued 1,000,000 shares of common stock to consultants for services rendered.

In May 2012, we issued 100,000 shares of common stock in conjunction with the Australian license agreement dated December 2011.

In June 2012, we issued 1,000,000 shares of common stock to advisors for payment of $77,687 of services.

In June 2012, we issued 14,000 share of common stock to advisors for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In accordance with the Merger Agreement, the Company assumed the IntelliCell Notes, which had an aggregate principal amount of $1,385,000  and became due and payable on June 30, 2012. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IntelliCell Notes. The aggregate principal amount that is due and payable under the IntellliCell Notes as of the date hereof is $1,360,000.

On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes.   Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand.     Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.

As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable.  The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes.

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
———————
*
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: August 21, 2012	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)