Form 10-Q
period 2012-09-30
Intellicell Biosciences, Inc.
filed 2012-11-21
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of common stock issued and outstanding as of  November 5, 2012 was 40,972,235.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE

In filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 on November 21, 2012, Intellicell Biosciences, Inc. (the “Company”) is relying on the order issued by the Securities and Exchange Commission (the “Commission”)  (Release No. 68224) providing relief to registrants unable, due to Hurricane Sandy and its aftermath, to meet a filing deadline occurring during the period from and including October 29, 2012 to November 20, 2012, provided that such report, schedule or form is filed on or before November 21, 2012.

Pursuant to such order, as stated in the Company’s Form NT 10-Q filed with the Commission on November 19, 2012, the Company hereby informs the Commission that in connection with the recent devastation to the New York metropolitan area from Hurricane Sandy, the Company’s normal process for compilation and review of its financial statements was delayed  since the Company’s personnel and other professional advisors were not able to travel to the Company’s headquarters or access the Company’s accounting records. As a result, the Company was unable to process this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 before its original filing deadline of November 14, 2012.

PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash	$-	$110,194
Accounts Receivable - related party	334,000	-
Total current assets	334,000	110,194

Property & Equipment - net of accumulated depreciation of $151,133 and $15,226 as of September 30, 2012 and December 31, 2011	2,881,365	556,834
Deposit - License Agreement with related party	100,000	100,000
Financing Fees, net of accumulated amortization of $74,200 and $0 as of September 30, 2012 and December 31, 2011	148,400	-
Due from related party	37,627	-
Restricted cash for security deposit	650,000	650,000
	$4,151,392	$1,417,028
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Bank Overdraft	$45,847	$-
Convertible debentures	1,360,000	1,312,859
Convertible promissory note payable	500,000	-
Notes payable and accrued interest	649,897	1,161,758
Accounts payable and accrued expenses	1,640,914	584,585
License fee liability	1,222,500	-
Deferred income	-	502,500
Related party notes payable and advances	305,209	67,882
Accrued liabilities, related party	994,647	735,932
Total current liabilities	6,719,014	4,365,516

Long term liabilities - Derivative liabilities	598,283	14,791,291

Total liabilities	7,317,297	19,156,807

Commitments
Stockholders’ deficit:
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 15,233 and 18,280 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	153	183
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 7,250 and 10,823 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	72	108
Convertible preferred stock; $0.01 par value, Series D, 500,000 shares authorized, 56,500 and 42,000 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	565	420
Common stock; $0.001 par value; 500,000,000 shares authorized; 41,136,760 and 21,034,938 shares and issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	41,136	21,035
Additional paid in capital	30,613,155	15,849,217
Accumulated deficit	(33,820,986)	(33,610,742)

Total stockholders’ deficit	(3,165,905)	(17,739,779)
	$4,151,392	$1,417,028

The accompanying notes are an integral part of these consolidated financial statements.

 Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$2,073	$22,050	$20,942	$80,550
Revenues - related party	184,000	-	334,000	-
Total revenue	186,073	20,050	354,942	80,550

Cost of Goods Sold	137,394	2,452	314,641	48,988
Gross Profit	48,679	19,598	40,301	31,562

Operating Expenses:
Research and development	76,221	14,810	199,670	191,100
Sales and marketing	2,305	294,399	275,822	437,338
General and administrative	948,020	212,247	2,051,147	853,234
Employee Stock Based Compensation	667,265	-	2,525,724	-
Non-Employee Stock Based Compensation	78,593	-	8,105,947	827,125
Total Operating Expense	1,772,404	521,456	13,158,310	2,308,797

Loss from operations	(1,723,725)	(501,858)	(13,118,009)	(2,277,235)

Other Income (Expenses):
Interest Expense	(38,903)	(106,796)	(174,041)	(198,302)
Financing Costs	(55,650)	-	(74,200)	-
Stock based financing costs	(1,037,000)	-	(1,037,000)	-
Other Income	-	157,500	-	157,500
Change in fair value of derivative liabilities	1,112,314	(5,740,759)	14,193,008	(17,073,453)

Total Other Income (Expenses)	(19,239)	(5,690,055)	12,907,767	(17,114,255)

Income (Loss) Before Income Taxes	(1,742,964)	(6,191,912)	(210,242)	(19,391,490)

Provision for Income Taxes	-	-	-	-

Net Income (loss)	$(1,742,964)	$(6,191,912)	$(210,242)	$(19,391,490)

Loss per share:
Basic & diluted	$(0.05)	$(0.33)	$(0.01)	$(1.09)
Weighted Average shares outstanding
Basic & diluted	32,627,419	18,670,289	27,748,393	17,858,505

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2012
(Unaudited)

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2011	18,280	$183	10,823	$108	42,000	$420	21,034,938	$21,035	$15,849,217	$(33,610,742)	$(17,739,779)

Proceeds from sales of common stock at $1.00 per share, net of fees	-	-	-	-	-	-	2,100,000	2,100	2,042,150	-	2,044,250

Conversion of note payable and accrued interest to common stock	-	-	-	-	-	-	500,000	500	527,049	-	527,549

Stock issued for the conversion of convertible debenture and accrued interest	-	-	-	-	-	-	118,794	118	103,530	-	103,648

Conversion of Series B Preferred to common stock	(3047)	(30)	-	-	-	-	3,046,527	3,046	(3,016)	-	-

Conversion of Series C Preferred to common stock	-	-	(3,573)	(36)	-	-	3,572,500	3,573	(3,537)	-	-

Issuance of Series D Preferred shares, net of fees	-	-	-	-	14,500	145	-	-	229,855	-	230,000

Issuance of additional shares for anti-dilution	-	-	-	-	-	-	6,100,000	6,100	1,030,900	-	1,037,000

Stock issued to employees	-	-	-	-	-	-	725,000	725	115,275	-	116,000

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	2,409,724	-	2,409,724

Stock-based compensation expense related to non-employee stock options	-	-	-	-	-	-	-	-	30,644	-	30,644

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	2,720,764	-	2,720,764

Stock issued for professional services at fair market value	-	-	-	-	-	-	3,939,001	3,939	5,560,600	-	5,564,539

Net income for the nine months ended September 30, 2012	-	-	-	-	-	-	-	-	-	(210,242)	(210,242)

Balances, September 30, 2012	15,233	$153	7,250	$72	56,500	$565	41,136,760	$41,136	$30,613,155	$(33,820,984)	$(3,165,905)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	(Unaudited) For the nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(210,242)	$(19,391,490)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation issued for services in excess of proceeds	9,142,947	827,125
Employee stock compensation	2,525,724	-
Depreciation expense	135,907	8,624
Amortization of financing costs	74,200	-
Interest from original issue discount on convertible debentures	72,141	144,282
Change in fair value of derivative liabilities	(14,193,008)	17,073,453
Other income	-	(157,500)

Changes in assets and liabilities:
Increase (decrease) in accounts receivable	(334,000)	69,800
Increase in prepaid expenses	-	(111,399)
Increase in accounts payable and accrued expenses	1,250,664	183,032
Increase in deferred income	720,000	312,500
Increase in accrued liabilities,related party	258,715	146,327
Net cash used in operating activities	(556,952)	(895,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(2,460,438)	(86,797)
Advances to related party	(37,627)	-
Increase in restricted cash for security deposit	-	(650,000)
Cash used in investing activities	(2,498,065)	(736,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of fees	2,044,250	176,000
Proceeds from the sales of Series D Preferred Stock, net of fees	230,000	-
Proceeds from issuance of convertible debenture, net of fees	387,400	-
Proceeds from notes payable, related party	200,167	-
Proceeds of related party advances, net	37,159	68,000
Bank overdraft	45,847	-
Proceeds from sale of convertible debentures	-	1,385,000
Cash provided by financing activities	2,944,823	1,629,000
Net change in cash	(110,194)	(3,043)
Cash and cash equivalents at the beginning of period	110,194	3,179
Cash and cash equivalents at the end of the period	$-	$136
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,000	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debenture and accrued interest to common stock	$103,648	$-
Shares issued in conjunction with the stock exchange agreement	$1,037,000	$-
Conversion of note payable to common stock and warrants	$500,000	$-
Original issue discount attributed to detachable 5 year warrants sold in conjunction with Convertible Debentures	$-	$288,563

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

Reverse Merger

On April 27, 2011, Intellicell and Media Exchange Group, Inc. (“MEG”) entered into an Agreement and Plan of Merger which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, a subsidiary of MEG (“Merger Sub”) merged into Intellicell.  The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity (the “Merger”).  As a result of the merger, Intellicell’s former shareholders acquired majority of MEG’s outstanding common stock and all of MEG’s Series B preferred stock.  The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company ’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by IntelliCell (the “IntelliCell Notes”) and warrants issued by IntelliCell (the “IntelliCell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company  common stock as the holder of IntelliCell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, there was an aggregate of $1,385,000 of Intellicell Notes outstanding which are convertible into an aggregate of shares of common stock of the Company  and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company. Subsequent to the conversion of $25,000 of subordinated convertible debentures in the current period, the remaining $1,360,000 subordinated convertible debentures are convertible into an aggregate of 4,121,212 shares of common stock.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Going Concern

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $33,820,986 and a working capital deficit of $6,385,014 as of September 30, 2012, respectively. However, if the non-cash expense related to the Company’s change in fair value of derivative liability and stock based compensation is excluded then the accumulated deficit amounted to $3,165,905.  Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of September 30, 2012:

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative Liabilities	$-	$-	$598,283	$598,283

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended September 30, 2012:

For the Nine Months ended September 30, 2012
Beginning balance	$14,791,291
Fair value of 2012 warrants at issue date	17,152,200
Fair value of 2012 embedded conversion feature at issue date	2,071,247
Change in fair value of embedded warrants included in earnings	(27,147,357)
Change in fair value of embedded conversion feature included in earnings	(6,269,098)
Balance at September 30, 2012	$598,283

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers, the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and are recognized as revenue ratably over the license. As of September 30, 2012, the Company had executed license agreements and received $1,122,500 in license fees for six centers which had not yet commenced operations. Consequently recognition of such revenue had been deferred pending commencement of operations. Subsequently, the Company has reclassed the $1,222,500 of previously paid license fees to Accrued Licensee Fee Liability upon the Company's cancellation of the license agreements and the determination of the amount of fees to be returned to the former licensees.

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

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits September 30, 2012.

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

Accounts Receivable

 The Company extends credit to customers without requiring collateral. The Company an allowance provides for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of September 30, 2012 and December 31, 2011, respectively. The Company determines accounts receivable to be delinquent when collection past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

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

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation.

4.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2012 and December 31, 2011 consists of the following:

	9/30/12	12/31/11
Lab equipment	$203,204	$117,690
Construction in progress	1,612,483	422,000
Furniture & Fixtures	458,297	25,140
Computer Equipment	758,514	7,230
	3,032,498	572,060
Less accumulated depreciation	151,133	15,226
Property and Equipment, net	$2,881,365	$556,834

Depreciation expense for the three and nine months ended September 30, 2012 and 2011 was $125,022 and $135,907 and $3,102 and $8,624, respectively and is included in general and administrative expenses on the Company’s statement of operations.   Construction in progress consists of leasehold improvements for various expansion projects that the Company has undertaken. When these projects are considered complete, functional and meet the Company's standards, the Company will record the leasehold improvements as assets and will begin depreciating the assets.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 are as follows :

	9/30/12	12/31/11
Accounts payable	$731,340	$44,208
Accrued expenses and liabilities	620,089	422,519
Accrued payroll	210,697	72,858
Other	78,788	45,000
Total	$1,640,914	$584,585

6.	Notes Payable

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

The Company has recorded as liabilities the notes payable not yet assumed by Consorteum which total $236,600 in principal plus $34,789 in accrued interest at September 30, 2012. Notwithstanding the guaranty of Consorteum to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable, the Company will continue to report such liabilities on the Company’s balance sheet until settlement and disposition of these obligations is finalized.

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

7.	Related Party Notes Payable

Frank Loan

On August 26, 2012, the Company entered into a secured promissory note (the “Note”) with Fredrick Frank (the “August 2012 Lender”) pursuant to which the August 2012 Lender loaned the Company $200,000 that is due and payable on October 31, 2012 in accordance with the terms of the Note (the “Maturity Date”). The Note is secured by 500,000 shares of the Company’s Common Stock. On November 6 2012, the Company and August 2012 Lender agreed to extend the Frank Note until November 30, 2012. Fredrick Frank is an advisor of the Company.

LMazur Associates JV Loan

On September 1, 2012, the Company entered into a secured promissory note (the “Note”) with LMazur Associates JV (the “Agent”), as agent for LMazur Associates JV and JJK LLC (collectively, the “Lender”) pursuant to which the Lender loaned the Company $100,000 that was due and payable on October 1, 2012 in accordance with the terms of the Note (the “Maturity Date”). The Note bore interest at a rate of 10% per annum which was payable on the Maturity Date. The Company’s obligations under the Note were guaranteed by Dr. Steven Victor, the Company’s chief executive officer. In addition, the Company, Dr. Victor and the Lender entered into a pledge and security Agreement pursuant to which the Note was secured by all of Dr. Victor’s shares of series B preferred stock of the Company. The Note, and all accrued and unpaid interest thereon, was paid in full on October 1, 2012. LMazur Associates JV is an entity controlled by Leonard Mazur, a director of the Company.

7.	Related Party Transactions

Rent
The Company is provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent, administrative, and office overhead expenses of $0 and $150,000 and $30,000 and $90,000, respectively, representing the Company’s portion of use for such for three and nine months ended September 30, 2012 and 2011, respectively.

Officer Salary
The Company has recorded a salary expense of $68,750 and $206,250 and $68,750 and $206,250 for the three and nine months ended September 30, 2012 and 2011, respectively, for Dr. Victor as a result of his serving in the capacity of the Company’s Chief Executive Officer. Additionally, a salary expense totaling approximately $45,000 and $115,000 and $43,750 and $99,500 for the three and nine months ended September 30, 2012 and 2011, respectively, recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Research and Development
Research and Development costs for the three and nine months ended September 30, 2011 was $76,000 and $80,000, respectively, including fees accrued and payable to Dr. Steven Victor for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes. No fees were accrued in the nine months ending September 30, 2012. Payment of these fees are contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. As of September 30, 2012 and 2011, the following amounts were owed to related parties:

	September 30, 2012	December 31, 2011
Accrued salaries	$633,647	$374,932
Accrued research fees	361,000	361,000
	$994,647	$735,932

Officer Advance
From time to time, the Company has received advances from one of its officers to meet short term working capital needs. These advances do not have formal repayment terms or arrangements.

Dr. Steven Victor's, cumulative advances amounted to $105,042 and $67,882 to the Company for working capital purposes as of September 30, 2012 and December 31, 2011, respectively. These advances do not have formal repayment terms or arrangements.

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

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011; provided , however , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company incurred revenue of $180,000 and  $334,000 for the three and nine months ended September 30, 2012, respectively, under the agreements. The balance of $334,000 is included in the outstanding accounts receivable as of September 30, 2012. Furthermore, Regen Medical has advances due to the company in the amount of $37,627 as of September 30, 2012. These advances do not have formal repayment terms or arrangements.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Convertible Debentures

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of September 30, 2012, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. During the three and nine months ended September 30, 2012, the Company recognized $0 and $72,141 of interest expense as a result of the amortization.

The Company accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $63,408 and a reduction to charge to income of $4,408,733 during the three and nine months ended September 30, 2012 and $3,387,351 during the three and nine months ended September 30, 2011. The fair value of the derivative conversion features was determined to be $72,608 at September 30, 2012.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $77,096 and $10,008,017 during the three and nine months ended September 30, 2012 and an increase to the charge to income of $7,929,262 and $7,938,552 during the three and nine months ended September 30, 2011, respectively. The fair value of the derivative conversion features was determined to be $301,933 at September 30, 2012.

As of September 30, 2012, the balance of the remaining convertible debenture amounted to $1,360,000 and was due and payable on September 30, 2012. In the current year, a $25,000 convertible debenture and the related accrued interest of $904 was converted to common stock.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed, as a result of the Company’s Merger, the subordinated convertible debentures and warrants were assumed by the Company. The remaining subordinated convertible debentures are convertible into an aggregate of 4,121,212 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock (at an exercise price of $0.33).

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

The Company accounted for the conversion features underlying the convertible note issued in accordance with GAAP, as the conversion feature embedded in the convertible note could result in the note being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these notes issued at the relevant commitment dates to be $187,135 using the Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction of income of $55,886 and a charge to income of $23,748 during the three and nine months ended September 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $210,882 at September 30, 2012.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Convertible Promissory Note - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

September 30, 2012
Embedded Conversion Feature
Risk free interest rate	3.00%
Expected volatility (peer group)	105.09%
Expected life (in years)	1.00
Expected dividend yield	-
Number outstanding	2,425,168
Fair value at issue date	$187,135
Change in derivative liability for the period *	$23,748
Fair value -derivative liability	$210,882

Convertible Debentures - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	3.50	.50
Expected dividend yield	-	-
Number outstanding	3,071,542	4,121,212
Fair value at issue date	$38,710	$25,418
Change in derivative liability for the period *	$(10,008,017)	$(4,408,733)
Fair value -derivative liability	$301,933	$72,608

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Offering - Derivative Liabilities

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	4.50	.-
Expected dividend yield	-	-
Number outstanding	10,400,000	2,600,000
Fair value at issue date	$17,152,200	$1,884,112
Change in derivative liability for the period (since issue date) *	$(17,139,140)	$(1,884,112)
Fair value -derivative liability	$12,860	$-

The risk free interest rate was based on the yields of US Treasury securities having a similar life. The expected volatility was based on the historical volatility of the share prices of a peer group of the Company  as quoted on major US stock exchanges over a two year period, selected based upon similar industry category, market capitalization and total asset values. The expected dividend rate was based on the fact that the Company has not historically paid dividends on common stock and does not expect to pay dividends on common stock in the future. The valuation of the embedded conversion feature at September 30, 2012 was deemed immaterial.

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

As of September 30, 2012 and December 31, 2011, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,233 and 18,280 shares of preferred stock are issued and outstanding, respectively. As of September 30, 2012 and December 31, 2011, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 and 10,823 shares of preferred stock are issued and outstanding, respectively. As of September 30, 2012 and December 31, 2011, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 and 42,000 shares of preferred stock are issued and outstanding, respectively. The Company has authorized 500,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2012 and December 31, 2011, the Company had 41,136,760 and 21,034,938, respectively, of shares of common stock issued and outstanding.

Series B Preferred Stock

Pursuant to the Merger Agreement, at closing, we issued 20,521 shares of the series B preferred stock to Dr. Steven Victor, the principal shareholder of Intellicell, in exchange for an aggregate of 10,575,482 shares of IntelliCell’s common stock. Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.

To date, the holder of Series B Preferred Stock elected to convert 5,288 shares of Series B Preferred Stock into 5,287,116 shares into our common stock including 3,047 shares of Series B Preferred into 3,046,527 shares into our common stock in the current period.  As a result, there are presently 15,233 shares of Series B Preferred Stock issued and outstanding.

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

To date, certain holders of Series C Preferred Stock elected to convert 4,873 shares of Series C Preferred Stock into 4,873,000 shares into our common stock including 3,573 shares of Series C Preferred into 3,572,500 shares into our common stock in the current period.  As a result, there are presently 7,250 shares of Series C Preferred Stock issued and outstanding.

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

To date, the Company has sold its series D convertible preferred stock and warrants for aggregate gross proceeds of $1,130,000 including 14,500 shares of Series D convertible preferred stock in the current period for net proceeds of $230,000.

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

In August 2012, the Company issued 330,000 shares of its common stock for advisory services. The Company recognized the fair market value of $52,800 as an expense.

In September  2012, the Company issued 60,000 shares of its common stock for advisory services. The Company recognized the fair market value of $10,200 as an expense.

Between September 5, 2012 and October 11, 2012, the February 2012 investors (including the investor that exchanged and cancelled his outstanding promissory note) agreed to certain amendments to their securities purchase agreement and exchange their respective Warrants for (i) an aggregate of 6,100,000 shares of the Company’s Common Stock  (ii) a new series A warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share and (iii) a new series B warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share.

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

Employee and Non-Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - 0.16	1,400,000	$0..14	9.71	500,000	$0.12
4.00	2,519,802	$4.00	9.25	1,769,797	$4.00

	3,919,802		9.41	2,269,797

A summary of the Company’s stock awards for options as of September 30, 2012 and changes for the nine months ended September 30, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,150,016	$4.00
Granted	1,743,750	0.90
Exercised	(973,964)	4.00
Expired/Cancelled	—	—
Outstanding, September 30, 2012	3,919,802	2.62
Exercisable, September 30, 2012	2,269,797	2.54

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average fair value of stock options granted to employees during the nine months ended September 30, 2012 and 2011, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2012	December 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.35% to 1.61%	0 .85%
Expected stock price volatility	105%	105%
Expected dividend payout	-	-
Expected option life (in years)	3.0 to 10.0	10.0
Expected forfeiture rate	-	0%
Fair value per share of options granted	$0.24	$3.65

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

There were no options exercised during the nine months ended September 30, 2012 and 2011, respectively.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and nine months ended September 30, 2012 was $551,265 and $2,409,724, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the consolidated statement of operations for the three and nine months ended September 30, 2012 was $15,593 and $30,646, respectively, net of tax effect. There were no stock options issued in the three and nine months ended September 30, 2011. Additionally, none of the options outstanding and unvested as of September 30, 2012 had any intrinsic value.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2012, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.33	3,071,542	$0.33	3.61	3,071,542	$0.33
$0.75 - 0.86	11,580,000	$0.75	4.35	11,580,000	$0.75
$1.00	42,500	$1.00	4.23	42,500	$1.00
$1.58	45,000	$1.58	9.50	45,000	$1.58
$2.00	2,929,200	$2.00	4.14	2,929,200	$2.00
$2.45 - 2.60	800,000	$2.51	4.26	800,000	$2.51
$3.00	750,000	$3.00	4.21	750,000	$3.00
$3.20	350,000	$3.20	4.18	350,000	$3.20
$3.75	100,000	$3.75	4.39	100,000	$3.75

	19,668,242		4.08	19,668,242

A summary of the Company’s stock awards for warrants as of September 30, 2012 and changes for the nine months ended September 30, 2012 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2011	6,931,542	$1.62
Granted	12,736,700	0.99
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 30, 2012	19,668,242	1.09
Exercisable, September 30, 2012	19,668,242	1.09

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Between September 5, 2012 and October 11, 2012, the February 2012 investors (including the investor that exchanged and cancelled his outstanding promissory note) agreed to certain amendments to their securities purchase agreement and exchange their respective Warrants for (i) an aggregate of 6,100,000 shares of the Company’s Common Stock  (ii) a new series A warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share and (iii) a new series B warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share.

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

The Company issued 1,584,200 compensatory warrants to non-employees during the three and nine months ended September 30, 2012. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of  .12%  to 2.08%; expected lives ranging from one years to ten years.  Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the three and nine months ended September 30, 2012 was $0 and $2,720,764, respectively, net of tax effect. There were no compensatory warrants issued in the three and nine months ended September 30, 2011.

Series D Preferred Stock Financing Amendment

Between October 2, 2012 and October 11, 2012, the Company entered into an amendment agreement (collectively, the “Series D Amendment Agreement”), with investors who participated in the Company’s series D preferred stock private placement (the “Series D Investors”) pursuant to which the Series D Investors holding (i) an aggregate of 40,500 shares of series D preferred stock (the “Series D Preferred Stock”) and (ii) warrants to purchase an aggregate of 405,000 shares of Common Stock (the “Series D Warrants’), agreed to certain amendments to their securities purchase agreement and their Series D Warrants to, among other things, remove all anti-dilution price protection that the Feb 2012 Investors received in connection with the transaction, allow the Company to create a new series of preferred stock that ranks pari passu as to dividends, redemption or distribution of assets upon liquidation with the Series D Preferred Stock in exchange for reducing (i) the conversion price of the Series D Preferred Stock to $0.33 and (ii) the exercise price of the Series D Warrants to $0.75.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Net Loss	$1,742,964	$210,242

Net income (loss) per share:
Net income (loss) per share – basic & diluted	$(.05)	$(.01)

Weighted average common shares outstanding – basic & diluted	32,627,419	27,748,393

For the three and nine months ended September 30, 2012 common stock equivalents totaling 40,537,511 and 42,651,555, respectively, related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Net Income (Loss)	$(6,191,912)	$(19,391,490)

Net income (loss) per share:
Net income (loss) per share – basic & diluted	$(0.33)	$(1.09)

Weighted average common shares outstanding – basic & diluted	18,670,289	17,858,505

For the three and nine months ended September 30, 2011 common stock equivalents totaling 35,246,597 and 35,017,915, respectively, related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

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

 Series E Preferred Stock Financing

Between October 1 2012 and October 31, 2012, the Company entered into a securities purchase agreement with two accredited investors (the “Series E Preferred Stock Investors”) pursuant to which the Company sold the investors an aggregate of one hundred twenty-five (125) shares of its series E convertible preferred stock (the “Series E Preferred Stock”) for aggregate gross proceeds of $125,000.

Between November 5, 2012 and November 6, 2012, the Company entered into an exchange agreement, with the Series E Preferred Stock Investors  pursuant to which the Series E Preferred Investors holding an aggregate of 125 shares of the Company’s Series E Preferred Stock agreed to exchange their Series E Preferred Stock for (i) an aggregate of 833,334 shares of the Company’s Common Stock and (ii) a five-year warrant to purchase an aggregate of 416,667 shares of Common Stock at an exercise price of $0.45 per share. The Series E Preferred Stock Investors also provided their consent to allow the Company to take all actions necessary to cancel the Series E Preferred Stock which will include the filing of a Withdrawal of Designation with the Secretary of State of Nevada. As of the date of this Quarterly Report on Form 10-Q, the Company has not filed any documents with the Nevada Secretary of State.

A FINRA registered broker-dealer was engaged as placement agent in connection with the Series E Preferred Stock private placement. We paid the placement agent a cash fee in the amount of $17,500 (representing a 10% sales commission of $12,500 and reimbursement for legal fees incurred) and will issue the placement agent a warrant to purchase shares of common stock.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

Thailand License Agreement

 On October 23, 2012, the Company sent a letter to StemCells 21 Co. Ltd. (the “Thailand Licensee”) pursuant to which the Company notified the Thailand Licensee that it intends to terminate the Laboratory Services License Agreement, dated April 7, 2012 by and between the Company and Thailand Licensee (the “Thailand Agreement”), effective immediately. The Company is terminating the Thailand Agreement, for, among other things, Thailand Licensee’s (i) attempt to determine the Technology (as defined in the Thailand Agreement) for Tissue Processing (as defined in the Thailand Agreement), (ii) failure to provide monthly reports summarizing Thailand Licensee’s efforts to utilize and commercially exploit the Patents (as defined in the Thailand Agreement) and Technology, (iii) operation of the Technology without using the name “Intellicell Thailand”, (iv) operation of the Technology in ways that fall outside the scope of the Thailand Agreement and (v) failure to notify the Company of infringing uses of the Technology. Pursuant to the terms of the Thailand Agreement, the Thailand Licensee has ten (10) business days to cure an event of default under the Thailand Agreement (except for termination of the Thailand Agreement as set forth in subsection (i) above which allows the Company to terminate the Thailand Agreement immediately). The Company has accrued $150,000 in the License Fee Liability upon the determination of amount of the fees, if any, to be returned to the former Thailand Licensee.

 Australia License Agreement

On December 16, 2011, the Company entered into an exclusive lab services agreement (the “Australian Agreement”) with Cell-Innovations Pty Ltd. (“Australian Licensee”) pursuant to which the Company granted Australian Licensee the exclusive right and license to the Company’s technology and trademarks so that the Australian Licensee can utilize the Company’s technology and trademarks to provide tissue processing services for humans in Australia and New Zealand.  As of the date of this Current Report on Form 8-K, the Company and Australian Licensee are in a dispute over the some of the terms of the Australian Agreement, including, but not limited to, compliance by Australian Licensee with ICB Protocols (as defined in the Australian Agreement).  While the Company has commenced discussions with the Australian Licensee concerning the disputes that have arisen under the terms of the Australian Agreement, there can be no assurance that the Company and the Australian Licensee will come to any mutual understanding with respect to any of the issues in question. As of the date of this Current Report on Form 8-K, the Company is continuing to evaluate what further action(s), if any, it make take in response to the dispute with the Australian Licensee, which action(s) may include, but not be limited to, terminating the Australian Agreement. The Company has accrued $700,000 in the License Fee Liability upon the determination of amount of the fees, if any, to be returned to the former Australian Licensee.

Unit Offering

 On November 13, 2012, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold the investor 833,333 units, each unit consisting of two (2) shares of the Company’s common stock and a warrant to purchase a share of common stock, for aggregate gross proceeds of $250,000. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.45, subject to adjustment.  The exercise price of the warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

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

Merger with Intellicell Biosciences, Inc.

On April 27, 2011, we entered into an Agreement and Plan of Merger with Intellicell which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, our wholly-owned subsidiary (“Merger Sub”) merged into Intellicell.  The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity.  As a result of the merger, Intellicell shareholders acquired majority of our outstanding common stock and all of our Series B preferred stock.  The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell, exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

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

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011; provided , however , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company.

Recent Developments

FDA Validation

On November 8, 2012, the Company was notified according to the Federal Drug Administration (“FDA”) validation registration number 3009842420, that its new facility located at 460 Park Avenue, New York, NY 10022 is now registered to recover, process, package, store, and label human cells and tissue products (HCT/P’s) such as the IntelliCell autologous stromal vascular fraction cellular product.  In the registration notification, FDA acknowledged that the IntelliCell process is to be covered under regulations for tissue products.  The HCT/P regulations are described in 21 CFR section 1271.10.  The registration does not represent FDA approval of IntelliCell's processes.

Lasersculpt IP License Agreement

On July 20, 2012, the Company entered into an intellectual property license agreement (the “License Agreement”) with Lasersculpt, Inc., a corporation controlled by Dr. Steven Victor, the Company’s chief executive officer (“Lasersculpt”), pursuant to which Lasersculpt licensed to the Company, among other things, the right to (i) use, market, broadcast and otherwise exploit a 30 minute infomercial, 30 and 60 second commercials and other produced content regarding the Lasersculpt method and procedure (the “Shows”) (ii) product and commercially exploit new versions of the Shows, as well as any sequels, prequels and other productions based on the Shows or the IP Rights (as defined in the License Agreement), and (iii) use and exploit the IP Rights (as defined in the License Agreement) in any manner the Company, in its sole discretion, deems necessary or advisable.  The License Agreement shall have an initial term of ten (10) years from the date of the License Agreement, unless terminated sooner in accordance with the License Agreement (the “Term”).  In consideration for the rights granted under the License Agreement, the Company agreed to (i) issue 430,000 shares of Common Stock to Lasersculpt (which shares were transferred by Dr. Victor out of his personal holdings in the Company directly to Lasersculpt) and (ii) pay Lasersculpt royalties in an amount equal to 5% of Net Revenue (as defined in the License Agreement) received by the Company during the Term (which royalties Dr. Victor and his affilates have agreed to not receive).

 Series E Preferred Stock Financing

Between October 1 2012 and October 31, 2012, the Company entered into a securities purchase agreement with two accredited investors (the “Series E Preferred Stock Investors”) pursuant to which the Company sold the investors an aggregate of one hundred twenty-five (125) shares of its series E convertible preferred stock (the “Series E Preferred Stock”) for aggregate gross proceeds of $125,000.

Between November 5, 2012 and November 6, 2012, the Company entered into an exchange agreement, with the Series E Preferred Stock Investors  pursuant to which the Series E Preferred Investors holding an aggregate of 125 shares of the Company’s Series E Preferred Stock agreed to exchange their Series E Preferred Stock for (i) an aggregate of 833,334 shares of the Company’s Common Stock and (ii) a five-year warrant to purchase an aggregate of 416,667 shares of Common Stock at an exercise price of $0.45 per share. The Series E Preferred Stock Investors also provided their consent to allow the Company to take all actions necessary to cancel the Series E Preferred Stock which will include the filing of a Withdrawal of Designation with the Secretary of State of Nevada. As of the date of this Quarterly Report on Form 10-Q, the Company has not filed any documents with the Nevada Secretary of State.

A FINRA registered broker-dealer was engaged as placement agent in connection with the Series E Preferred Stock private placement. We paid the placement agent a cash fee in the amount of $17,500 (representing a 10% sales commission of $12,500 and reimbursement for legal fees incurred) and will issue the placement agent a warrant to purchase shares of common stock.

Thailand License Agreement

 On October 23, 2012, the Company sent a letter to StemCells 21 Co. Ltd. (the “Thailand Licensee”) pursuant to which the Company notified the Thailand Licensee that it intends to terminate the Laboratory Services License Agreement, dated April 7, 2012 by and between the Company and Thailand Licensee (the “Thailand Agreement”), effective immediately. The Company is terminating the Thailand Agreement, for, among other things, Thailand Licensee’s (i) attempt to determine the Technology (as defined in the Thailand Agreement) for Tissue Processing (as defined in the Thailand Agreement), (ii) failure to provide monthly reports summarizing Thailand Licensee’s efforts to utilize and commercially exploit the Patents (as defined in the Thailand Agreement) and Technology, (iii) operation of the Technology without using the name “Intellicell Thailand”, (iv) operation of the Technology in ways that fall outside the scope of the Thailand Agreement and (v) failure to notify the Company of infringing uses of the Technology. Pursuant to the terms of the Thailand Agreement, the Thailand Licensee has ten (10) business days to cure an event of default under the Thailand Agreement (except for termination of the Thailand Agreement as set forth in subsection (i) above which allows the Company to terminate the Thailand Agreement immediately). The Company has accrued $150,000 in the License Fee Liability upon the determination of amount of the fees, if any, to be returned to the former Thailand Licensee.

 Australia License Agreement

On December 16, 2011, the Company entered into an exclusive lab services agreement (the “Australian Agreement”) with Cell-Innovations Pty Ltd. (“Australian Licensee”) pursuant to which the Company granted Australian Licensee the exclusive right and license to the Company’s technology and trademarks so that the Australian Licensee can utilize the Company’s technology and trademarks to provide tissue processing services for humans in Australia and New Zealand.  As of the date of this Current Report on Form 8-K, the Company and Australian Licensee are in a dispute over the some of the terms of the Australian Agreement, including, but not limited to, compliance by Australian Licensee with ICB Protocols (as defined in the Australian Agreement).  While the Company has commenced discussions with the Australian Licensee concerning the disputes that have arisen under the terms of the Australian Agreement, there can be no assurance that the Company and the Australian Licensee will come to any mutual understanding with respect to any of the issues in question. As of the date of this Current Report on Form 8-K, the Company is continuing to evaluate what further action(s), if any, it make take in response to the dispute with the Australian Licensee, which action(s) may include, but not be limited to, terminating the Australian Agreement. The Company has accrued $700,000 in the License Fee Liability upon the determination of amount of the fees, if any, to be returned to the former Australian Licensee.

 Unit Offering

 On November 13, 2012, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold the investor 833,333 units, each unit consisting of two (2) shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase a share of common stock (collectively, the “Warrant”), for aggregate gross proceeds of $250,000. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.45, subject to adjustment.  The exercise price of the Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

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

Results of Operations - Three Months and Nine Months ended September 30, 2012 compared to the Three and Nine Months ended September 30, 2011

Revenue

Revenue for the three and nine months ended September 30, 2012 was $182,073 and $354,942 compared to $22,050 and $80,550 for the three and nine months ended September 30, 2011, respectively. Revenues were primarily attributable to fees from cases processed by licensees. In addition, related party revenue of $184,000 and $334,000 for the three and nine months ended September 30, 2012, respectively, was earned in accordance with the Regen Medical technology license and administrative services agreement dated April 16, 2012. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

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

Cost of goods sold and Gross Margin

Cost of goods sold were $137,394 and $314,641 for the three and nine months ended September 30, 2012, respectively, compared to $2,452 and $48,988 for the three and nine months ended September 30, 2011, respectively. These costs were primarily salaries and related costs attributable to the Regen technology license and administrative services agreement and the cost of supplies for cases processed in our tissue processing center in New York.

Gross margin were $48,679 and $40,301,for the three and nine months ended September 30, 2012, respectively, compared to $19,598 and $31,562 for the three and nine months ended September 30, 2011, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $76,221 and $199,670 for the three and nine months ended September 30, 2012, respectively, compared to $14,810 and $191,100 for the three and nine months ended September 30, 2011, respectively. The Company began to increase the research and development staff in the current year period and applicable laboratory supplies and disposables. In prior year, the principal component of research development costs consists of fees to payable to Dr. Steven Victor, the Chief Executive Officer and principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $0 for the three and nine months ended September 30, 2012 and $76,000 and $156,000 for the three and nine months ended September 30, 2011, respectively. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case.

Sales and marketing expenses were $2,305 and $275,822 and $294,399 and $437,338 for the three and nine months ended September 30, 2012 and 2011, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $948,020 and $2,051,147 and $212,247 and $853,234 for the three and nine months ended September 30, 2012 and 2011, respectively. Included in general and administrative expenses are $0 and $150,000 and $30,000 and $90,000 of costs for the three and nine months ended September 30, 2012 and 2011, respectively, for our office facilities and related services provided by a company owned by our chief executive officer and majority shareholder. In addition, for the three and nine months ended September 30, 2012 and 2011, we incurred salary expenses of $173,331 and $657,484 and $80,750 and $305,750, respectively. Included in the salary expense and related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $68,750 and $206,250 for the three and nine months end September 30, 2012 and $68,750 and $206,250 for the three and nine months ending September 30, 2011, respectively. In addition, salary expenses totaling $43,750 and $158,750 for the three and nine months ending September 30, 2012 and $12,000 and $99,000 for the three and nine months ending September 30, 2011, respectively, to the spouse of our Chief Executive Officer and majority shareholder.  For the three and nine months ended September 30, 2012 and 2011, we have incurred approximately $390,000 and $573,190  and $33,159 and $209,347 in legal and professional fees primarily related the FDA compliance, public company costs and/or financing transactions. Lastly, depreciation expense amounted to $125,022 and $135,907 for the three and nine months ended September 2012 compared to $3,102  and $8,624 for the three and nine months ended September 30, 2011, respectively.

Stock Based Compensation.   During the three and nine months ended September 30, 2012, we incurred employee stock based compensation expenses of $551,265 and $2,409,724 from the issuances of employee incentive stock options, respectively. The incentive stock options were valued using the Black Scholes method. In addition, in the current period the Company issued 725,000 shares of common stock was valued at fair market at the date of issuance in the amount $116,000. There was no stock option expense in the prior year period.

Non-Employee Stock Based Compensation. During the three and nine months ended September 30, 2012 we incurred non-cash non-employee stock based compensation charges of $78,593 and $8,105,947, respectively. For the three and nine months ended September 30, 2011, we incurred non-cash non-employee stock based compensation charges of $0 and $827,125, respectively. In the three and nine month period ending September 30, 2012, the Company issued 2,604,000 and 3,364,001 shares of common stock shares for stock issuances for medical advisory and professional services and charged $3,021,367 and $5,354,537, respectively.  In addition, for the three and nine months ended September 30, 2012, $0 and $2,720,764 was expensed due to the issuance of 1,584,200 warrants amounting in exchange for consulting and professional services from unrelated third parties.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements. In the three and nine month period ending September 30, 2011, $0 and $827,125, respectively, was expensed due to the issuance of 1,656,250 shares of common stock for services prior to Merger and recapitalization in February 2011.

Changes in Fair Value of Derivative Liability

Convertible Debentures - Derivative Liabilities

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The offering consisted of $50,000 units each of which consisted of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into IntelliCell common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of the Company’s common stock at an exercise price of $1.72 per share.  As a result of the Merger, the Intellicell Notes and Intellicell Warrants were assumed by the Company, the conversion price of the Intellicell Notes and the exercise price of the Intellicell Warrants were each adjusted to $0.88 per share, the remaining Intellicell Notes and IntelliCell Warrants are now convertible into an aggregate of 4,121,212 and 3,071,542 shares of common stock, respectively. On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes. Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable. The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes.

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

We accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a charge to income of $63,408  and a reduction to the charge to income $4,408,733 for the three and nine months ended September 30, 2012, respectively.

We accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $77,096 and $10,008,017 for the three and nine months ended September 30, 2012, respectively.

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

We accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of our common shares. We determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $1,884,112 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to the charge to income of $0 and $1,884,112 for the three and nine months ended September 30, 2012, respectively.

Between September 5, 2012 and October 11, 2012, the February 2012 investors (including the investor that exchanged and cancelled his outstanding promissory note) agreed to certain amendments to their securities purchase agreement and exchange their respective Warrants for (i) an aggregate of 6,100,000 shares of the Company’s Common Stock  (ii) a new series A warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share and (iii) a new series B warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share.

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

The Company accounted for the conversion features underlying the convertible note issued in accordance with GAAP, as the conversion feature embedded in the convertible note could result in the note being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these notes issued at the relevant commitment dates to be $187,135 using the Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction of income of $55,886 and a charge to income of $23,748 during the three and nine months ended September 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $210,882 at September 30, 2012.

In summary, we accounted for the detachable warrants included with the convertible debentures issued in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued at the relevant commitment dates to be $598,283 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $1,112,314 and $14,193,008 for the three and nine months ended September 30, 2012, respectively.

Net Income (Loss) before income tax and Net Income (Loss)

Net loss before income tax for the three and nine months ended September 30, 2012 was $1,742,964 and $210,242, respectively, which includes  reduction charges for the non-cash change in fair value of derivative liabilities of $1,112,314 and $14,193,008, respectively, non-cash expense for Employee Stock Compensation of $551,265 and $2,409,724, respectively and non-employee stock based compensation of $15,293 and $30,646, respectively, as discussed above. Net loss before income tax for the three and nine months ended September 30, 2011 was $6,191,912 and $17,073,453, respectively, which includes charges for the non-cash change in fair value of derivative liabilities of $5,740,759 and $17,073,453, respectively, and non-employee stock compensation of $0 and $827,125, respectively. As we are just are just beginning to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2012 of $6,385,014, compared to a working capital deficit at December 31, 2011 of $4,255,322.

Our cash and cash equivalents as September 30, 2012 was $0, compared to cash balances at December 31, 2011 of $110,194. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional equity based financings to maintain our operations.

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

Net cash used in operating activities

Net cash used in operating activities was $556,952 and $895,246 for nine months ended September 30, 2012 and 2011, respectively. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by an increase in our accounts payable of $1,250,664, increases in deferred income related to our license agreements of $720,000 and increases in accrued liabilities of $258,715 primarily related to salary payable to our majority shareholder.  We have also paid approximately $2.1 million towards the construction and infrastructure costs for the office space where our new laboratory and corporate office are located in New York, NY, which space is leased by a company owned by Dr. Steven Victor, our chief executive officer. In addition, we have submitted a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease. We then plan to sublease a portion of the space to Regen Medical Practice, PC and/or other medical practitioners in the regenerative medical industry and to provide them with a license to utilize our proprietary process in exchange for certain administrative and management services.

Net cash used in investing activities

Net cash used in investing activities was $2,498,065 and $736,797 for the nine months ended September 30, 2012 and 2011, respectively, consisting of $85,514 and $80,796 for the purchase of lab equipment, $751,284 and $6,001 for the purchase of computer equipment, $433,157 and $0 for the purchase of furniture and fixtures and $1,190,483 and $0 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively. The lease for the facility is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice. In addition, net advances to Regen Medical, Inc., a related party, amounted to $37,627.

Net cash provided by financing activities

 Net cash provided by financing activities was $2,944,823 and $1,629,000 for the nine months ended September 30, 2012 and 2011, respectively.  In the current period ending September 30, 2012, the Company received $230,000 of net proceeds from our Series D preferred stock offering and $2,044,250 of net proceeds from our private placement offering and $387,400, net of fees, for a convertible promissory note. Additionally, the Company increased advances, net of repayments, from Dr. Victor in the amount of approximately $37,159. Furthermore, in the current period, the Company received $200,167 of proceeds from related party notes payable.  In the period ending September 30, 2011, $176,000 of gross proceeds were received from the sale of our common stock at $0.50 per share and $1,385,000 in proceeds were received in the sale of convertible debentures. Additionally, the Company received advances from Dr. Victor and an investor in the amount of $68,000.

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of September 30, 2012, the Company had executed license agreements and received $1,222,500 in license fees for six centers which had not yet commenced operations and therefore recognition of such revenue was deferred. Subsequently, the Company has reclassed the $1,222,500 of previously paid license fees to Accrued Licensee Fee Liability upon the Company's cancellation of the license agreements and the determination of the amount of fees to be returned to the former licensees.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

In August 2012, we issued options to purchase an aggregate of 801,044 shares of our common stock to a former employee at a price of $4.00 per share.

In July 2012, we issued 2,750,000 shares of our common stock upon conversion of 2,750 shares our of series C convertible preferred stock.

In July 2012, we issued 1,00,000 shares of our common stock upon conversion of 1,000 shares our of series B convertible preferred stock.

In August 2012, we issued 500,000 shares of our common stock upon conversion of 500 shares our of series B convertible preferred stock.

In August 2012, we issued 80,000 shares of common stock to advisors for payment of $12,800 of services.

In August 2012, we issued 250,000 shares of common stock to advisors for payment of $40,000 of services.

In September 2012, we issued 60,000 shares of common stock to advisors for payment of $10,200 of services.

In September 2012, we issued 725,000 shares of common stock to certain employees for payment of $116,000 of compensation.

Between September 5, 2012 and October 11, 2012, the February 2012 investors (including the investor that exchanged and cancelled his outstanding promissory note) agreed to certain amendments to their securities purchase agreement and exchange their respective Warrants for (i) an aggregate of 6,100,000 shares of the Company’s Common Stock  (ii) a new series A warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share and (iii) a new series B warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share.  The new securities issued to the February 2012 Investors were issued in accordance with Section 3(a)(9) under the Securities Act.

Between October 1 2012 and October 31, 2012, the Company entered into a securities purchase agreement with two accredited investors (the “Series E Preferred Stock Investors”) pursuant to which the Company sold the investors an aggregate of one hundred twenty-five (125) shares of its series E convertible preferred stock (the “Series E Preferred Stock”) for aggregate gross proceeds of $125,000.  Between November 5, 2012 and November 6, 2012, the Company entered into an exchange agreement, with the Series E Preferred Stock Investors  pursuant to which the Series E Preferred Investors holding an aggregate of 125 shares of the Company’s Series E Preferred Stock agreed to exchange their Series E Preferred Stock for (i) an aggregate of 833,334 shares of the Company’s Common Stock and (ii) a five-year warrant to purchase an aggregate of 416,667 shares of Common Stock at an exercise price of $0.45 per share. The new securities issued to the Series E Preferred Stock Investors were issued in accordance with Section 3(a)(9) under the Securities Act.

On November 13, 2012, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold the investor 833,333 units, each unit consisting of two (2) shares of the Company’s common stock and a warrant to purchase a share of common stock, for aggregate gross proceeds of $250,000. The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.45, subject to adjustment.  The exercise price of the warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In accordance with the Merger Agreement, the Company assumed the IntelliCell Notes, which had an aggregate principal amount of $1,385,000  and became due and payable on September 30, 2012. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IntelliCell Notes. The aggregate principal amount that is due and payable under the IntellliCell Notes as of the date hereof is $1,360,000.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

N/A.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
———————
*	To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: November 21, 2012	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)