Form 10-Q/A
period 2012-09-30
Intellicell Biosciences, Inc.
filed 2012-11-28
CIK 1125280

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to Intellicell Biosciences, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

INTELLICELL BIOSCIENCES, INC.

Date: November 28, 2012	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

3