Form 10-K
period 2012-12-31
Intellicell Biosciences, Inc.
filed 2013-09-16
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-54729

INTELLICELL BIOSCIENCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-1966948 (I.R.S. Employer Identification No.)

460 Park Avenue, 17th Floor, New York, New York 10022

(Address of principal executive offices) (Zip Code)

 (646) 576-8700
(Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐ No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,272,767, computed by reference to the closing price of the common stock on September 11, 2013. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, at September 13, 2013 was 134,039,646.

Index

INTELLICELL BIOSCIENCES, INC.

FORM 10-K

Index

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

Index

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Intellicell” and “Registrant” refer to Intellicell Biosciences, Inc, including subsidiaries and predecessors, except where it is clear that the term refers to Intellicell Biosciences, Inc. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.001 per share.

ITEM 1.    BUSINESS.

Overview

We are an emerging leader in the regenerative medicine market using adult autologous stromal vascular fraction cells (SVFs) derived from the blood vessels in adipose tissue.  Among other cell types, stromal vascular fraction contains adult stem cells. We believe that our cell therapy processes and procedures are exempt under PHS Section 361, CFR 1271.10 or CFR 1271.15(b) same day surgical procedure.  Therefore, we do not believe that we will be required to obtain Food and Drug Administration (“FDA”) drug or biologic like approvals, although there can be no assurance that the FDA will require our products to obtain approval in the future.

We currently operate from Regen Medical PC office based surgery center facility in New York, NY, an entity controlled by Dr. Steven Victor, our chief executive officer, where we have our cGTP (current good tissue practices) cellular processing laboratory which is registered with the FDA. It is our intent to place our cGTP cellular processing labs in ambulatory surgery centers or hospitals and operate them under cGTP and SOPs in other major US metropolitan areas .

The Company anticipates that it will have multiple revenue streams in the next 12 months including, but not limited to: (i) cellular product sales revenues, (ii)  continuing medical education courses, ( (iii) cell banking,  (iv) international licenses and royalties and [this is a partial sentence]

Our Technology

We use a proprietary, patented technology developed by our founder, Dr. Steven Victor, which provides us with the ability to extract, separate and process the stromal vascular fraction cells from the blood vessels in adult adipose (fat) tissue in about one hour. We believe that our technology produces the most cells from the least amount of fat (60 cc) at the lowest cost and the least amount of manipulation when compared to other technology or processes currently available that employ manipulative processes or enzymes to achieve cell separation.  Further, all cells manufactured using our technology and proprietary process are done so under strict United States Food and Drug Administration (“FDA”) cGTP guidelines and SOPs that we have established.

We believe that stromular vascular fraction (“SVFs”) derived from the application of our proprietary process yield a functionally diverse population of cells that are synergistic and able to communicate with each other and with other cells in their local environment. We also believe that since we do not have to wash out the blood and do not digest the extracellular matrix versus competitors’ enzymatic protocols that our product is superior. The mixture of cells has multiple functions and is highly integrated and we believe more potent than adipose stem cells themselves.

We further believe that IntelliCells™, when returned to a patient’s own body by way of same-day same clinical procedure (autologous treatment) and delivered via Point of Care, have little or no risk of disease transfer, rejection or allergic reaction. We also believe that IntelliCells™ have the potential to treat a wide variety of clinical conditions involving orthopedic, gastrointestinal, periodontal, aesthetic and other conditions or disorders.

Our Strategy

We plan to focus our initial efforts on regenerative medicine in the areas of orthopedics, sports medicine, pain, aesthetics and periodontal diseases. According to arthritistoday.org, at least 25 million people nationwide are affected in the world of orthopedics, sports medicine and pain, which, just nationally, makes that a penetrable market into the billions of dollars. Likewise, according to Research and Markets Aesthetics Report and Global Data’s market report for the periodontal market, the aesthetics and periodontal markets make up at least a minimum of $750 million and over a billion dollar market, respectively.  We will focus on orthopedics including osteoarthritis, aesthetics, pain, periodontial and other indications by making our Intellicells™ available to practicing physicians using Regen Medical’s ambulatory surgical center (“ASC”).  We plan to establish and install our cGTP cellular processing labs in ambulatory surgery centers and hospitals to make our cellular product available to a wide range of physician specialities to use under the practice of medicine.  We believe that we may also be able to license our technology for wound care, cardiac, gastrointestinal (colitis/ileitis), multiple sclerosis and autism to other companies in the regenerative medicine field.

In addition to our core focus noted above in which we provide cGTP cellular processing labs, we also intend to expand our areas of focus, as we are able to locate and partner with parties interested in utilizing or licensing our technology for other areas.  In this regard, we intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, that we will enable to practice our cell therapy procedures in our US facilities. We will also be seeking to enter into technology licensing agreements or other arrangements that cover particular international territories or countries as described in greater detail below.

Index

Another focus of our business development will involve engaging in and our coordinating Institutional Review Board (”IRB”) approved clinical studies at prominent medical centers, some of which studies may also be the subject of Investigational New Drug applications (“IND’s”) with the goal of obtaining medical or regulatory approval for significant clinical indications, where, if and as required, of the Intellicells™ produced with our proprietary process. We have recently formed a wholly-owned subsidiary, ICBS Research, Inc., through which we plan to engage in research and development activities by collaborating with university based research organizations.  We believe these activities may lead to additional patents and intellectual. ICBS Research, Inc., our wholly owned subsidiary, will also coordinate scientific research with world class researchers to learn more about the Intellicell™ process and the use of the cells in medical procedures and as to how it may be used as a more efficacious delivery mechanism or as to how it may be co-administered in conjunction with other medical therapies. Intellicell plans to conduct human clinical studies under an IND in osteoarthritis of the knee, diabetic ulcers of the lower extremities, multiple sclerosis, periodontal gum recession and dermal wrinkles to obtain FDA approval where such approval may be necessary.

We are also exploring and undertaking, either on our own or in collaboration with one or more third parties, providing a service for the collection, processing and storage of autologous cells. We intend to market this service to liposuction patients in addition to any patient who might want to store their SVFs for future use.

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

●
We believe that the number of adult autologous stem cells and other progenitor cells that comprise the SVF’s that are harvested from the tissue through the use of our proprietary process are significantly higher than the number of cells produced through the use of other technology or processes currently available that employ manipulative processes or enzymes to achieve cell separation.

●	We had engaged Millipore, a division of Merck, to perform a CD (cluster of differentiation) antibody flow cytometry study which has confirmed the high-quality composition of the IntelliCells™.

●
We believe that our patented process provides significant time and cost efficiencies at the point of care- using our proprietary ultrasound cavitation technique, SVFs can be separated at low cost and in less time, as compared to competing technologies that utilize enzymes.

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

Index

The Regenerative Medicine Market

Overview of Stromal Vascular Fraction

Stromal Vascular Fraction (“Fraction”) is the cells obtained from the blood vessels in the lipoaspirate from the small volume of fat harvested, minus the fat cells (adipocytes) and non-cellular material. The  Fraction contains a wide number of cellular types including pre-adipocytes, endothelial cells, smooth muscle cells, pericytes, fibroblasts, and adult stem cells (ASCs). In addition, the Fraction also contains blood cells from the capillaries supplying the adipocytes and the extracellular matrix. We refer to this mixture of cells as SVF or SVF cells or SVFC.

SVF also includes erythrocytes or red blood cells, B and T cells, macrophages, monocytes, mast cells, natural killer (NK) cells, hematopoietic stem cells and endothelial progenitor cells and more. Also the Fraction includes adipocyte endocrine secretions, and importantly, contains growth factors such as transforming growth factor beta (TGF), platelet-derived growth factor (PDGF), and fibroblast growth factor (FGF), among others.

This is very much like the secretions of cells in the presence of an extracellular matrix. The SVF also contains the various proteins present in the tissue extracellular matrix.

How Do SVFs work?

Investigators have postulated a number of nonexclusive mechanisms through which SVFs can be used to repair and regenerate tissues. First, adult stem cells within the SVF delivered into an injured or diseased tissue may secrete cytokines and growth factors that stimulate recovery in a paracrine manner. These factors would modulate the “stem cell niche” of the host by stimulating the recruitment of endogenous stem cells to the site and promoting their differentiation along the required lineage pathway.

In a related manner, SVFs might provide antioxidants chemicals, free radical scavengers, and chaperone/heat shock proteins at an ischemic site. As a result, toxic substances released into the local environment would be removed, thereby promoting recovery of the surviving cells. Studies have suggested that transplanted bone marrow–derived mesenchymal stem cells or MSCs can deliver new mitochondria to damaged cells, thereby rescuing aerobic metabolism. It may develop that similar studies in SVFs will uncover a comparable ability to contribute mitochondria. A final mechanism is to differentiate components of SVFs along a desired cellular lineage.

Source:  Adipose-Derived Stem Cells for Regenerative Medicine, Jeffrey M. Gimble, Adam J. Katz and Bruce A. Bunnell, Circ. Res. 2007;100;1249-1260

The Process of SVF Extraction

We intend to use our patented, proprietary laboratory system, which we have developed internally, that is composed primarily of an ultrasound unit and a centrifuge, and is performed in a closed sterile system which is readily available in the marketplace in conjunction with a proprietary closed process for the initial separating of SVF from vascular tissue found to be contained in adipose tissue. This process includes the use of a flow cytometer that will allow for immediate verification of the quantity and viability of processed cells prior to their reintroduction back to the same patient, a process overlooked by alternative systems and processes.

The extraction process for the SVF cell therapies can be summarized as follows:

1.	Harvest:

1.
Using a simple procedure, a cannulae attached to a syringe is inserted into the abdomen or other location for fat extraction and 60 cc of adipose tissue is harvested from the patient. This is sufficient for most treatments and cell storage of excess SVFC.

2.	Separate:

1.
The harvested tissue is then broken down using an ultrasound mechanical separation process, leaving substantially all of the cells viable but allowing them to be separated from the non-cellular material.

2.	The mix of SVF cells and unwanted materials are spun down in a centrifuge to isolate the desired cells that form a “pellet” like substance that can be drawn out of the now separated materials.

3.	The cells are tested with a flow cytometer to determine cell count and cell viability.

Index

3.	Return:

1.	The cells are then administered back to the same patient by their physician under the practice of medicine through one or more of the following modes of administration:

1.	Intravenous: The SVF's may be administered through a standard intravenous drip.

2.	Intra-articular injection: The SVF's may be injected into and around an arthritic or injured joint such as the knee or shoulder.

3.	Intra-oral injection: The SVF's may be injected into the oral cavity in the particular region around teeth where gum recession has been observed.

4.	Cell Banking:

1.
Banking of stem cells is useful for some procedures that require repeat therapeutic administration as well as for other therapeutic uses that may be required in the future.  The Company currently does not have a cell banking license in New York State, but has applied for the license.

Market Data

Regenerative Medicine and Cell Therapy Overview
Source:  Proteus Venture Partners

Regenerative Medicine (RM) is a rapidly expanding set of innovative medical technologies that restore function by enabling the body to repair, replace, and regenerate damaged, aging or diseased cells, tissues and organs.

According to a recent report, Worldwide Markets and Emerging Technologies for Tissue Engineering and Regenerative Medicine,  by Life Science Intelligence (LSI), the largely untapped global market potential for tissue engineering and regenerative medicine products will exceed $118 billion by 2013. The actual current market, which represents only a fraction of the potential market, was estimated at $1.5 billion in 2008. The report forecasts rapid growth driven by various factors, including increased adoption in various clinical areas and trends in international markets.

Regenerative therapies have been demonstrated (in trials or the laboratory) to heal broken bones, treat severe burns, blindness, deafness, heart damage, nerve damage, Parkinson's Disease, diabetes and other conditions. Significant momentum has been achieved in recent years as evidenced by the surge in government and foundation research funding, with over 65 academic programs and more than $1.5 billion in worldwide funding for research, expected to grow to $14 billion in 10 years. There are greater than 175,000 peer-reviewed publications, over 10,000 issued and pending patents, and more than 900 FDA-approved clinical trials testing regenerative medicine technologies. More than 400 regenerative medicine products have reached the market today, with more than 600 in development. This, in turn, has led to a proliferation of patient advocacy groups rightfully demanding a shift in medical treatment paradigms from "band aid therapies" to prevention, cure, rejuvenation, restoration, and replacement. More than 1.2 million patients have been treated with regenerative products and therapies.

Source:  Proteus Venture Partners

Index

Licensing

As described above, we intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will focus on:

●
Entering into licensing agreements and related service agreements with ambulatory surgery centers or hospitals that are located in the United States that provide for the sale of our cellular products, from our labs that will receive lipoaspirate harvested from their patients and employ our proprietary process to the obtain the IntelliCell™ product, and then return the IntelliCell™ product to the physician on the same day labeled “autologous and homologous.” In these arrangements, the clinical use of these IntelliCells™ is not specified in labeling or promotion, but will be left solely to the physician in the exercise of their medical judgment and under the practice of medicine. Under these arrangements, we will be collecting processing fees and/or service fees from the physicians or hospitals.

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

Agreement with Regen MedicalP.C.

On April 16, 2012, we entered into a technology license and administrative services agreement with Regen Medical P.C., the medical practice which is owned by, and through which, our Chief Executive Officer, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology. Pursuant to the agreement, we, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize our proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process, (iii) were appointed as the exclusive manager and administrator of Regen Medical’s operations which relate to the implementation of our proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) were appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The agreement was effective as of April 16, 2012 and was to continue until April 16, 2017.

On August 26, 2013, the Company and Regen entered into a termination and general release agreement (the “Termination Agreement”), effective December 31, 2012 (the “Effective Date”), pursuant to which the Company and Regen agreed, among other things, that as of the Effective Date, (i)  the Company shall forgive the $514,000 owed to the Company by Regen under the Regen Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process (the “Clinical Data”), (ii) the parties will take all necessary steps to enter into an agreement for the grant of a license to Regen for the Company’s proprietary process as well as a license of the Clinical Data, (iii) the Regen Agreement is terminated in its entirety and shall be deemed null and void and of no further force or effect and (iii) neither Company nor Regen shall have any further rights or obligations under the Regen Agreement.  Each party also provided a general release to the other party with respect to the Regen Agreement and all transactions contemplated by the Regen Agreement.

 International Licensing Agreements

As of the date hereof, we have entered into the licensing agreements covering the territories of Canada, Australia, New Zealand, and Thailand.

Canadian License Agreement

On December 15, 2011, we entered into an exclusive lab services agreement with Regenastem, Inc., a Canadian corporation, pursuant to which we granted the licensee the exclusive right and license to utilize our proprietary process as well as our trademarks for the purpose of providing tissue processing services for humans and animals in Canada. The agreement had an initial term ending on August 26, 2031, and shall continue on successive five-year terms thereafter unless terminated by either party. Either party may terminate the agreement, for among other things, the failure to cure a material breach of the agreement within 10 business days or if either party makes an assignment for the benefit of creditors, is adjudicated bankrupt or insolvent, commences proceedings under bankruptcy law or licensee is unable to generate at least $500,000 in fees payable to us with any eighteen (18) month period during the Term. We may terminate the agreement, if among other things, the licensee fails to follow our protocol for tissue processing or if the licensee fails to report any tissue processing case to us. If the agreement is terminated for non-performance as described above, we shall repurchase the license from the licensee for an amount equal to two times the license fee earned by the licensee through the date of such termination.

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

Index

Australia and New Zealand

On December 16, 2011, the Company entered into an exclusive lab services agreement (the “Australian Agreement”) with Cell-Innovations Pty Ltd. (“Australian Licensee”) pursuant to which the Company granted Australian Licensee the exclusive right and license to the Company’s technology and trademarks so that the Australian Licensee can utilize the Company’s technology and trademarks to provide tissue processing services for humans in Australia and New Zealand.  As of the date hereof, the Company and Australian Licensee are in a dispute over some of the terms of the Australian Agreement, including, but not limited to, compliance by the Australian Licensee with IBC Protocols (as defined in the Australian Agreement).  While the Company has commenced discussions with the Australian Licensee concerning the disputes that have arisen under the terms of the Australian Agreement, there can be no assurance that the Company and the Australian Licensee will come to any mutual understanding with respect to any of the issues in question. As of the date of this Memorandum, the Company is continuing to evaluate what further action(s), if any, it make take in response to the dispute with the Australian Licensee, which action(s) may include, but not be limited to, terminating the Australian Agreement.

Thailand

On April 7, 2012, we entered into an exclusive lab services license agreement with StemCells 21 Co., Ltd. pursuant to which we granted the licensee, among other things, (i) an exclusive, non-assignable, non-transferable, license to utilize and commercially exploit our proprietary process and trademarks, solely for the provision of the separation of Adipose Stromal Vascular Fraction from fat tissue within the Kingdom of Thailand. We also granted the licensee the right to grant sublicenses in accordance with the provisions of the agreement, so that the licensee can utilize the Technology and Trademarks (as defined in the Agreement) to provide Tissue Processing services in various territories. The agreement has an initial term ending on April 7, 2022, and shall continue on successive one-year terms thereafter unless terminated by either party
On October 23, 2012, the Company sent a letter to StemCells 21 Co. Ltd. (the “Thailand Licensee”) pursuant to which the Company notified the Thailand Licensee that it intends to terminate the Laboratory Services License Agreement, dated April 7, 2012 by and between the Company and Thailand Licensee (the “Thailand Agreement”), effective immediately.  The Company is terminating the Thailand Agreement, for, among other reasons, Thailand Licensee’s (i) attempt to determine the Technology (as defined in the Thailand Agreement) for Tissue Processing (as defined in the Thailand Agreement), (ii) failure to provide monthly reports summarizing Thailand Licensee’s efforts to utilize and commercially exploit the Patents (as defined in the Thailand Agreement) and Technology, (iii) operation of the Technology without using the name “Intellicell Thailand”, (iv) operation of the Technology in ways that fall outside the scope of the Thailand Agreement and (v) failure to notify the Company of infringing uses of the Technology.   Pursuant to the terms of the Thailand Agreement, the Thailand Licensee has ten (10) business days to cure an event of default under the Thailand Agreement (except for termination of the Thailand Agreement as set forth in subsection (i) above which allows the Company to terminate the Thailand Agreement immediately).

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

On November 15, 2010, we entered into agreement with R. Craig Saunders, pursuant to which we granted Dr. Saunders a license to the Technology so Dr. Saunders can utilize the Technology to provide tissue processing services within a 50 mile radius of Dallas/Ft. Worth, Texas.  In consideration for the Technology, Dr. Saunders agreed to pay us (i) a licensing fee of $80,000 and (ii) a fee of $400 for each tissue processing case processed for each of Dr. Saunder’s patients.

In February 2011, we entered into agreement with Foursight LLC, pursuant to which as granted Foursight a ten year license to the Technology so Foursight can utilize the Technology to provide tissue processing services within a 50 mile radius of Lake Worth, Florida.  In consideration for the Technology, Foursight agreed to pay us (i) an equipment fee of $45,000 and (ii) a royalty payment equal to the greater of (x) $250 for each processing case or (y) 10% of Foursight’s gross revenue in any calendar year.  In the event Foursight fails to achieve certain minimum yearly net revenue targets in any calendar year during the term of the agreement (generating annual royalties of $130,000 for 2011 and increasing over the term to up to $390,000 in 2016 and beyond), the Company shall have the right to terminate the agreement upon 30 days written notice to Foursight.

On February 28, 2011, we entered into agreement with Dauterive Medical, Inc. (“DMI”), pursuant to which we granted DMI a five year license to the Technology so DMI can utilize the Technology to provide tissue processing services within a 70 mile radius of Metaire, LA.  In consideration for the Technology, DMI agreed to pay us (i) a licensing fee of $1 and (ii) a royalty payment equal to $500 for each processing case performed by DMI and we agreed to pay DMI $500 for each processing case referred to us by DMI. The agreement may be terminated by either party in the event of a material default of any duty, obligation or responsibility imposed by the agreement which has not been cured within ten business days after the non-defaulting party gives written notice to the defaulting party of such default. In addition, in the event that certain minimum annual revenue targets are not met ($1,000,000 of tissue processing cases) during the term of the agreement, we shall have the right to terminate the agreement for non-performance upon 30 days written notice to DMI for an amount equal to two times the license fee paid less all cumulative fees paid by us to the date of such termination. In the event we exercise such right to terminate for non-performance, DMI would have the right to elect to have the agreement become non-exclusive as to the territory for the remainder of the initial term.

Index

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

On June 27, 2011, we entered into agreement with PBH Holdings, LLC ("PBH"), pursuant to which we granted PBH a five year license to the Technology so PBH can utilize the Technology to provide tissue processing services within a territory to be determined as per population density (comprising an approximate 50 mile radius of Sugarland, Texas). In consideration for the Technology, PBH agreed to pay us (i) a license fee of $80,000 and (ii) a royalty payment equal to $500 for each tissue processing case. The agreement may be terminated by either party in the event of a material default of any duty, obligation or responsibility imposed by the agreement which has not been cured within ten business days after the non-defaulting party gives written notice to the defaulting party of such default. In addition, in the event that certain minimum annual revenue targets are not met ($1,000,000 of tissue processing cases) during the term of the agreement, we shall have the right to terminate the agreement for non-performance upon 30 days written notice to PBH for an amount equal to two times the license fee paid less all cumulative fees paid by us to the date of such termination. In the event we exercise such right to terminate for non-performance, PBH would have the right to elect to have the agreement become non-exclusive as to the territory for the remainder of the initial term.

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

Sales and Marketing

Our current marketing objectives focus on achieving rapid growth by entering into agreements to install our cGTP cellular processing lab in ambulatory surgery centers and hospitals located in the United States that initially focus on regenerative medicine in the areas of Aesthetics, Orthopedics, Sports Medicine, Pain Management and Periodontal Diseases, and by entering into technology licensing agreements that cover a particular international territory or country. Finally, another focus of our business development will involve engaging in and our coordinating clinical studies at prominent medical centers with the goal of obtaining FDA approval for major clinical indications of the SVF’s yielded from the use of our proprietary process.

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

Index

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

Patents and Proprietary Rights

Our success will likely depend upon our ability to preserve our proprietary patented process and operate without infringing on the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable or that we determine to keep as trade secrets. We intend to protect our proprietary information, in part, by the use of confidentiality and assignment of invention agreements with our officers, directors, employees, consultants, significant scientific collaborators and sponsored researchers that will generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.   The following table identifies the published pending patent applications that are owned by us:

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

The FDA regulatory requirements for HCT/Ps, such as IntelliCells™, are complex and evolving. The FDA sets forth criteria for determining whether an HCT/P can be regulated solely under Section 361 of the PHS Act,  i.e. , as a “361 HCT/P.” A 361 HCT/P is regulated solely as an HCT/P, without additional regulation as a medical device, drug, or biologic.

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

Index

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

On November 19, 2012, the Company received a letter (the “FDA Letter”) from the FDA as part of its ongoing discussion and correspondence with the FDA regarding a warning letter the Company received from the FDA on March 13, 2012. The FDA stated in the FDA Letter that it believes that the Company’s process does not meet the definition of minimal manipulation, does not fall within the definition of homologous use of the adipose tissue and is not the same surgical procedure under 21 CFR 1271.3(f)(1), 21 CFR 1271.10(a)(2) and 21 CFR 1271.15(b), respectively, and as such, the Company is required to have FDA approval for its product, and file an investigational new drug (IND) application for planned in-human clinical studies. In December 2012, the Company filed an appeal with FDA under 21 CFR 1075 for internal review of the FDA’s decisions.    The Company has made every effort to comply with FDA requirements for human cell and tissue products (“HCT/Ps”) that are not subject to FDA pre-approval and it continues to believe that its product/process is compliant with currently FDA requirements.

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

 The Company underwent a thorough inspection by the FDA from May 14, 2013 through June 2, 2013, of its cellular laboratory facility. The observations from the FDA inspection were provided to the company in the Form 483. The Company has responded to those observations in a timely manner. IntelliCell has taken the necessary actions to address the relevant observations of the FDA inspection.

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

Index

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

Index

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

Employees

As of December 31, 2012, we had 6 full-time employees. We have not experienced any work disruptions or stoppages and we consider our relationship with our employees to be strong. None of our employees are covered by a collective-bargaining agreement.

Our Website

Our website address is www.intellicellbiosciences.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our SEC filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Index

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

The Company’s wholly-owned subsidiary commenced operations in the regenerative medicine industry in August 2010.  As such, we have a limited operating history and have not earned any profits to date.  To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to the completion of build-out of our Ambulatory Surgical Center in New York, NY, the cell processing laboratory within that facility and develop and commercialize our regenerative medical products.

Because of the numerous risks and uncertainties associated with developing and commercializing our regenerative medical products, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our shares of common stock. An investor in our common shares must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of procedures and products in the medical, cell therapy, biotechnology and biopharmaceutical industries. We may never successfully commercialize our regenerative medical products, and our business may fail.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated September 13, 2013, Rosen Seymour Shapss Martin & Company LLP stated that our financial statements for the fiscal years ended December 31, 2012 and 2011, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

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

Our commercial success depends in part on our ability to obtain patents or rights to patents and maintain their validity, protect our trade secrets and effectively enforce our proprietary rights or patents against infringers. Although we have filed, or have licenses to, patent applications in respect of the technology underlying our regenerative medicine products, there are no guarantees that such patent applications will result in issued patents, that any patents that might be issued will protect our technology or that we will develop other patentable tests in the future. Moreover, there can be no assurance that a patent granted to us or in respect of which we hold a license will make the related test more competitive, that third parties will not contest the protection granted by the patent, or that the patents of third parties will not be detrimental to our commercial activities. Our failure or inability to protect our trade secrets and proprietary know-how could impair our competitive position. There is no guarantee that other companies will not independently develop tests similar to our regenerative products or any future tests that we develop, that they will not imitate our tests or that our competitors will not produce tests designed to circumvent our proprietary rights.

Index

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

The FDA allows HCT/Ps (human cell and tissue products) to proceed to market without prior clearance or approval. We believe IntelliCells™ qualify under this foregoing section and under Title 21 of the Code of Federal Regulations, Part 1271.10 (21 C.F.R. § 1271.10), and we have not invoked FDA’s voluntary procedures for seeking a ruling. We cannot assure you that the FDA would agree with our determination. For example, such HCT/Ps must be “minimally manipulated.” We believe that our use of ultrasound cavitation or other physical means, rather than chemical means, to separate non-cellular material and to create IntelliCells™ qualifies as minimal manipulation. However, to our knowledge, the FDA has not publicly addressed the issue of ultrasound cavitation and minimal manipulation, and could disagree. If the FDA were to decide that ultrasound cavitation is more than minimal manipulation, then IntelliCells™ would no longer qualify for these exemptions.

The FDA may disagree with the Company that using SVFC for regenerative inductions represents homologous use (same basic function) and otherwise meet the conditions of 21 C.F.R. § 1271, If FDA were to disagree, Intellicells™ would require premarket approval as a drug, medical device, or biological product.

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

Our processing centers will likely be required to comply with the HCT/P regulations and applicable state tissue bank regulation. Although we do not currently intend to utilize third parties, if any third parties were retained by us to engage in the manufacture of an HCT/P on our behalf, such third parties must also comply with the HCT/P regulations. If we or our third-party contractors fail to register, update registration information, or comply with any HCT/P regulation, we could be subject to civil and criminal fines and penalties and/or injunction, which could adversely affect our business. Furthermore, adverse events in the field of stem cell therapy may result in greater governmental regulation, which could create increased expenses, potential delays, or otherwise affect our business.

State and local governments impose additional licensing and other requirements upon clinical laboratories and facilities that store, handle, and process human tissue. We may not be able to obtain the necessary licensure required to conduct business in any state in a timely manner, or at all, and the cost of compliance could adversely affect our ability to operate our business profitably.

In the United States, we are obligated to comply with HIPAA (Health Insurance Portability and Accountability Act) and state privacy and security standards. As HIPAA is amended and changed, we will incur additional compliance burdens. We may be required to spend substantial time and money to ensure compliance with ever-changing federal and state standards as electronic and other means of transmitting protected health information evolve. Failure to comply with HIPAA standards may subject us to civil money penalties or criminal prosecution. To the extent that our business requires compliance with HIPAA, we intend to fully comply with all requirements.

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

Index

There are risks associated with our strategy to remotely operate cGTP lab in ambulatory surgery centers and hospitals.

We have no experience in operating cGTP lab remotely in ambulatory surgery centers and hospitals,.  There are numerous risks associated with this strategy that include, but are not limited to: (i) the costs of setting up and operating such cGTP labs, (ii) there are substantial risks associated with operating complex businesses remotely, especially one where controlling the cell therapy lab and operations is so critical, (iii) there are risks associated with controlling growth, (iv) risks exist associated with adverse events in one facility affecting the business as a whole, (v) there are general risks associated with growth.

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

Our directors, executive officers and principal (10%) stockholders and their affiliates beneficially own approximately 15.8% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Index

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

Holders of some of our promissory notes which are now in default could, if they were to successfully enforce those notes in a law suit, levy on our assets and have them sold to satisfy our obligations on the notes.

The $1,360,000 in principal amount of our bridge notes, $500,000 in principal amount of our convertible promissory notes held by some of our debtholders are in default, and we are not in a position to repay them. Furthermore, we have an additional $200,000 due on notes payables to lenders. We intend to use the proceeds of a future offering to pay off such notes.  Holders of those notes could if they choose to sue on those notes, and if they were successful in their lawsuits they could levy on our assets and have those assets sold to satisfy the amounts we owe them.

Risks Related to our Common Stock

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline following this offering at a time when you want to sell your holdings.

Our common stock is traded on the OTCQB under the symbol SVFC. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•
the Food and Drug Administration (FDA) has  re-inspected our facility in early June.   They may determine that we do not currently meet the guidelines to operate a cell therapy business or that our cell therapy treatments should be treated as a drug;

•	the failure of any of our clinical studies;
•	market conditions or trends related to the biotechnology, cell therapy, stem cell, pharmaceutical, medical device, diagnostics and medical services industries, or the market in general;
•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;
•	additions or departures of key personnel;
•	loss of any strategic relationship;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;
•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
•
public concern as to, and legislative action with respect to, testing or other research areas of cell therapy, stem cells, biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs or the safety of drugs or drug-like products;

•	regulatory developments in the United States or foreign countries; and
•	economic, political and other external factors.

In addition, the market price for securities of life science companies, including cell therapy, stem cell, pharmaceutical and biotechnology companies historically has been volatile, and the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially.

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

Index

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

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 15.8% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Index

Future sales of our common stock could cause our stock price to fall.

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including but not limited to the ending of restriction on resale, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

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

Index

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.    PROPERTIES.

Our corporate offices and laboratory are located at 460 Park Avenue, 17th Floor, New York, New York 10022.  We are currently provided office facilities and related services by a company owned by Dr. Steven Victor, our chief executive officer.

Such company entered into a 13 year lease for the office space located at 460 Park Avenue for which we have unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, we established a restricted cash account in the amount of approximately $650,000 to be used as a security deposit under the lease.

As of the date hereof, we have been unsuccessful with a request to the landlord to have the lease assigned to us so that we become the primary tenant under the terms of the lease.

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

Ironridge Litigation

On August 8, 2013, a Summons and Complaint (the “Complaint”) was filed along with a Motion for a Temporary Restraining Order (the “Motion”) before the Supreme Court of the State of New York, County of New York (the “Court”) under the caption Intellicell Biosciences, Inc. v Ironridge Global IV, LTD., and TCA Global Credit Master Fund, LP, Index No. 652800/13. The Motion sought to restrain the sale of the Company’s assets.

As previously reported, on July 15, 2013, while the Company was finalizing an amendment and waiver to that certain Convertible Promissory Note (the “Note”) issued by the Company in favor of TCA Global Credit Master Fund, LP (“TCA”) on June 7, 2012 in the principal amount of $500,000, the Company was advised that Ironridge Global IV, LTD (“Ironridge”), led by Mr. John C. Kirkland, Esq., purportedly purchased the Note from TCA.  The Complaint and Motion alleged that Ironridge and TCA each served the Company with a Notice of Foreclosure and Sale, both claiming to be the “Secured Party” of the same assets.

Given that Ironridge and TCA asserted that they would sell the secured assets of the Company at auction on August 12, 2013, the Motion sought to temporarily restrain both parties from so doing. On August 12, 2013, Justice Sherwood, Justice of the Supreme Court, New York County, issued a written Order granting the relief requested, thereby restraining any sale of assets (the “Temporary Restraining Order”).

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $535,833.33 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement.  Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to Justice Oing directly. The company's attorneys argued in court that, with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents.   Judge Oing further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto.  Finally, Judge Oing held that the balance of the $680,000 that was being held in escrow be immediately released.

Hanover Holdings Litigation

On May 21, 2013, the Supreme Court of the State of New York, County of New York (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between Intellicell Biosciences, Inc., a Nevada corporation (the “Company”), and Hanover Holdings I, LLC, a New York limited liability company (“Hanover”), in the matter entitled Hanover Holdings I, LLC v. Intellicell Biosciences, Inc., Case No. 651709/2013 (the “Action”). Hanover commenced the Action against the Company on May 10, 2013 to recover an aggregate of $706,765.38 of past-due accounts payable of the Company, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on May 21, 2013.  On May 23, 2013, the Company issued and delivered to Hanover 8,500,000 shares (the “Initial Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”).

Index

The Settlement Agreement provides that the Initial Settlement Shares will be subject to adjustment on the trading day immediately following the Calculation Period (as defined below) to reflect the intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement be based upon a specified discount to the trading volume weighted average price (the “VWAP”) of the Common Stock for a specified period of time subsequent to the Court’s entry of the Order. Specifically, the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement shall be equal to the sum of: (i) the quotient obtained by dividing (A) $706,765.38 by (B) 55% of the average of the lowest 10 VWAPs of the Common Stock over the 80-consecutive trading day period immediately following the date of issuance of the Initial Settlement Shares (or such shorter trading-day period as may be determined by Hanover in its sole discretion by delivery of written notice to the Company) (the “Calculation Period”); (ii) the quotient obtained by dividing (A) the total dollar amount of legal fees and expenses incurred in connection with the Action, which shall not exceed $57,500 (less $5,000 heretofore paid by the Company) by (B) the VWAP of the Common Stock over the Calculation Period; and (iii) the quotient obtained by dividing (A) agent fees of $35,338.27 by (B) the VWAP of the Common Stock over the Calculation Period, rounded up to the nearest whole share (the “VWAP Shares”). As a result, the Company ultimately may be required to issue to Hanover substantially more shares of Common Stock than the number of Initial Settlement Shares issued (subject to the limitations described below).  The Settlement Agreement further provides that if, at any time and from time to time during the Calculation Period, Hanover reasonably believes that the total number of Settlement Shares previously issued to Hanover shall be less than the total number of VWAP Shares to be issued to Hanover or its designee in connection with the Settlement Agreement, Hanover may, in its sole discretion, deliver one or more written notices to the Company, at any time and from time to time during the Calculation Period, requesting that a specified number of additional shares of Common Stock promptly be issued and delivered to Hanover or its designee (subject to the limitations described below), and the Company will upon such request reserve and issue the number of additional shares of Common Stock requested to be so issued and delivered in the notice (all of such additional shares of Common Stock, “Additional Settlement Shares”). At the end of the Calculation Period, (i) if the number of VWAP Shares exceeds the number of Initial Settlement Shares and Additional Settlement Shares issued, then the Company will issue to Hanover or its designee additional shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Initial Settlement Shares and Additional Settlement Shares, and (ii) if the number of VWAP Shares is less than the number of Initial Settlement Shares and Additional Settlement Shares issued, then Hanover or its designee will return to the Company for cancellation that number of shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Initial Settlement Shares and Additional Settlement Shares. Hanover may sell the shares of Common Stock issued to it or its designee in connection with the Settlement Agreement at any time without restriction, even during the Calculation Period.

Between June 17, 2013 and August 9, 2013, the Company issued and delivered to Hanover an aggregate of 37,166,171 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

Since the issuance of the Initial Settlement Shares and Additional Settlement Shares described above, Hanover demonstrated to the Company’s satisfaction that it was entitled to receive another 6,300,000 Additional Settlement Shares, based on the adjustment formula described above, and that the issuance of such Additional Settlement Shares to Hanover would not result in Hanover exceeding the beneficial ownership limitation set forth above.  Accordingly, on August 8, 2013, the Company issued and delivered to Hanover another 6,300,000 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

Corcon Litigation

On February 27, 2013, JKT Construction Inc. d/b/a/ Corcon (“Corcon”) filed a complaint (the “Corcon Complaint”) against, among other parties, the Company and Dr. Victor, in the Supreme Court of the State of New York, Case No. 151778/2013, alleging, among other things, breach of contract, unjust enrichment, quantum meruit and foreclosure on a mechanic’s lien related to work performed in the build out of the Company’s office’s located at 460 Park Avenue, 17th Floor, new York, New York 10022 (the “Property”).   Corcon is seeking, among other things, that their claims be determined to be a valid lien against the Property and that they be able to foreclose on and sell the Property, a judgment for any deficiency against, among other parties, the Company and Dr. Victor and an amount of compensatory damages not less than $442,334.03, plus interest, costs, attorneys’ fees and expenses.

On May 1, 2013 Intellicell Biosciences, Inc. (the “Company”) entered into an agreement (the “Corcon Agreement”) with Corcon (“Corcon”) to settle the litigation matter between the Company and Corcon (the “Corcon Litigation”) relating to that certain debt owed Corcon in the aggregate amount of $547,000 (the “Debt”). For additional information regarding the Corcon Litigation subject to the Corcon Agreement see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2013.  Under the terms of the Corcon Agreement, Corcon has agreed to dismiss the Corcon Litigation in exchange for receiving a payment of $475,000 (the “Purchase Price”) from Hanover Holdings I, LLC (“Hanover”) under the terms of that certain a receivable purchase agreement (the “Corcon Receivable Purchase Agreement”).  As condition to the Corcon Agreement, Hanover and the Company entered into an agreement for Hanover to purchase various debt obligations of, or claims against the Company and to file a civil action under Section 3(a)(10) (the “3(a)(10)  Transaction”) of the Securities Act of 1933, as amended.  Further, as a material inducement to enter into the Corcon Agreement, the Company agreed to escrow 19,000,000 shares of its common stock to be issued to Corcon in the event the 3(a)(10) Transaction was not approved and Purchase Price was not received.  On May 21, 2013, the Supreme Court of the State of New York, County of New York, entered an order approving, among other things, the fairness of the terms and conditions of the 3(a)(10) Transaction as previously disclosed on the Company’s Current Report on Form 8-K filed  with the Commission on May 24, 2013.

The Corcon Litigation was dismissed on May 10, 2013.

Bluming Litigation

On February 14, 2013, the Company was served with notice that on February 13, 2013, Menachem M. Bluming (“Bluming”) filed a complaint (the “Bluming Complaint”) in the United States District Court for the Southern District of New York, Case No. 13-cv-0978-CM, alleging, among other things, breach of contract, unjust enrichment and debt owed against the Company, in connection with, that certain promissory note, dated June 3, 2011, in the aggregate principal amount of $500,000.   Bluming is seeking, among other things, an amount not less than $680,000, representing the principal amount, interest, attorneys’ fees and expenses.   The Company is currently working on making arrangements to honor its obligations under these notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under these notes.

On May 8, 2013 (the “Effective Date”), the Company entered into a settlement agreement (the “Settlement Agreement”) with Mendel Bluming (“Bluming”) to settle the previously disclosed litigation matter between the Company and Bluming (the “Bluming Litigation”) relating to that certain promissory note, dated June 3, 2011, in the aggregate principal amount of $500,000 (the “Note”).  Under the terms of the Settlement Agreement, Bluming has agreed to dismiss the Bluming Litigation and defer the Company’s obligations under the Note for a period of one year from the Effective Date (the “Deferral”), in exchange for receiving a payment of $35,000 from Hanover under the terms of that certain receivable purchase agreement for attorney’s fees owed by the Company to Bluming under the Note.  As condition to the Settlement Agreement, Hanover and the Company entered into an agreement for Hanover to purchase various debt obligations of, or claims against the Company and to file a civil action under Section 3(a)(10) Transaction.  On May 21, 2013, the Supreme Court of the State of New York, County of New York, entered an order approving, among other things, the fairness of the terms and conditions of the 3(a)(10) Transaction.  In further consideration for the Deferral, the Company has agreed to give Bluming (i) an aggregate of 32,479 shares of the Company’s common stock; (ii) piggy back registration rights on all shares issued to Bluming and on the shares underlying that certain warrant certificate for 1,108,860 shares of the Company’s common stock; and (iii) an option to purchase 233,333 shares of the Company’s common stock at price of $0.15 per share, vesting immediately and expiring on the fifth anniversary of the Effective Date.

The Bluming Litigation was dismissed on May 24, 2013.

Sherb Litigation

 In February 2013, the Company was served with notice that on October 13, 2011, Sherb & Co. LLP (“Sherb”) filed a complaint (the “Sherb Complaint”) in the Supreme Court of the State of New York, County of New York, Index No. 11/111685, alleging, among other things, breach of contract, and debt owed against the Company, in connection with accounting and audit services performed from May 12, 2010 through May 31, 2011.   Sherb is seeking, among other things, an amount not less than $88,508 plus interest.

Cragmont Litigation

On August 21, 2012, a complaint for damages was filed by Ethan Einwohner and Cragmont Capital, LLC (collectively, “Cragmont”) in the Supreme Court of the State of New York, County of New York, Index No. 652924/2012, alleging, among other things, quantum meruit, unjust enrichment, fraud and breach of contract related to alleged services performed by Cragmont on behalf of the Company. The parties entered into a stipulation whereby Craigmont withdrew and dismissed the claim for fraud.  The complaint was amended to add Recurrent Capital LLC as a plaintiff.  Cragmont is seeking, among other things, damages of at least $100,400 plus interest, costs and disbursements.

BFA Litigation

On August 19, 2011, a complaint for damages (was filed by Boisseau, Felicione & Associates, Inc. (“BFA”) in the Circuit Court of the 15 th Judicial Circuit In and For Palm Beach County, Florida (the “FL Court”), Case No. 50-2011-CA-012551-XXXX-MB (AE), alleging, among other things, breach of contract under the letter retainer agreement, dated on or about May 16, 2011, by and between the Company and Plaintiff (the “BFA Agreement”).   BFA sought, among other things, damages of $55,829.00, prejudgment interest and court costs. On December 20, 2011, a default judgment was entered against the Company for a total of $58,135.74 plus post-judgment interest.  In November 2012, the parties entered into a stipulation for settlement and garnishment whereby BFA agreed to accept $58,135.74 in full settlement of all amounts owed to BFA in full settlement of all claims against the Company.

The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that the litigation matter discussed above will be protracted and costly.

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

Index

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

During 2010 and until July 7, 2011, our common stock was quoted on the OTCQB under the symbol “CWLC.PK”. As of July 7, 2011, our quotation symbol on the OTCQB was changed from “CWLC” to “SVFC”.  From February 8, 2013 through May 20, 2013, our common stock was quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “SVFC.OB”  Since May 20, 2013, our common stock was quoted on the OTCQB under the symbol “SVFC.PK”

The following table sets forth the range of high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended December 31, 2012	$.40	$.12
Quarter ended September 30, 2012	$.45	$.15
Quarter ended June 30, 2012	$1.58	$.18
Quarter ended March 31, 2012	$3.75	$1.20
Fiscal Year Ended December 31, 2011	High	Low
Quarter ended December 31, 2011	$4.85	$3.50
Quarter ended September 30, 2011	$5.00	$2.10
Quarter ended June 30, 2011	$8.75	$1.60
Quarter ended March 31, 2011	$12.00	$5.50

Holders of Common Stock

As of September 3, 2013, we had XXX holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2012.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	7,000,000	$2.05	2,252,074
Equity Compensation Plans Not Approved by Stockholders	7,000,000	-	7,000,000

Total	14,000,000	$2.05	11,747,926

Index

Recent Sales Of Unregistered Securities.

Except as otherwise set forth below, we have had no sales of unregistered securities during the year ended December 31, 2012 that have not been reported on Form 8-K or Form 10-Q.  Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

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

On October 11, 2012, the Company’s notes payable of an aggregate of $375,000 was converted into an aggregate of 187,500 shares of common stock of the Company based upon a fixed conversion price of $2.00 per share.

In October 2012, the Company issued 750,000 shares of its common stock for advisory services. The Company recognized the fair market value of $100,000 as an expense.

In December 2012, the Company issued 141,667 shares of its common stock for advisory services. The Company recognized the fair market value of $24,500 as an expense.

In December 2012, the Company issued 25,000 shares of its common stock to employees. The Company recognized the fair market value of $4,250 as an expense.

Subsequent to Fiscal Year End

On May 1, 2013, the Company entered into an agreement with JKT Construction Inc. D/B/A Corcon to settle the previously disclosed litigation matter between the Company and Corcon.  As a material inducement to enter into the Corcon Agreement, the Company agreed to escrow 19,000,000 shares of its common stock. The matter is further described in Item 3. Legal Proceedings.

Pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover 45,966,171 shares of the Company’s common stock from the period of May 21, 2013 through August 9, 2013.  The matter is further described in Item 3. Legal Proceedings.

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable.

Index

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

Index

Debt Conversions and Settlements

Prior to the consummation of the Merger, the Company entered into agreements the holders of an aggregate of $1,619,606 of indebtedness to the Company, comprised of accrued compensation in the amount of $1,201,551, promissory notes in the principal amount of $263,707 plus accrued interest of $9,398 less unamortized debt discounts of $83,264 and accrued expenses totaling $228,414 in exchange for the issuance of an aggregate of 12,123 shares of series C preferred stock.  Each share of series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. Certain holders of the Company’s series C preferred stock have contractually agreed to restrict their ability to convert the series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

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

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue

Revenue for the year ended December 31, 2012 and 2011 was $534,972 and $99,192, respectively. Revenues were attributable to fees from cases processed by licensees which were primarily related party revenue of $514,000 and $0 for the year ended December 31, 2012 and 2011, respectively, earned in accordance with the Regen Medical technology license and administrative services agreement dated April 16, 2012. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

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

Index

Cost of goods sold and Gross Margin

Cost of goods sold were $466,428 and $51,059 for the years ended December 31, 2012 and 2011, respectively. These costs were primarily salaries and related costs attributable to the Regen technology license and administrative services agreement and the cost of supplies for cases processed in our tissue processing center in New York.

Gross margin were $68,514 and $48,133 for the years ended December 31, 2012 and 2011, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $260,314 and $222,058 for the years ended December 31, 2012 and 2011, respectively. The principal component of research development costs consists services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes.

The Company began to increase the research and development staff in the current year period and applicable laboratory supplies and disposables. In prior year, the principal component of research development costs consists of fees to payable to the Chief Executive Officer, who is a principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $38,626 and $156,000 for the years ended December 31, 2012 and 2011, respectively. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case.

Sales and marketing expenses were $263,927 and $507,168 for the years ended December 31, 2012 and 2011, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $3,613,210 and $1,510,374 for the years ended December 31, 2012 and 2011, respectively. The following are the significant components of the general and administrative costs:

Salary Expense
General and administrative is comprised of salary expenses of $988,231 and $597,833 for the years ended December 31, 2012 and 2011, respectively. Included in the salary expense and related to a significant shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $275,000 for each years ending December 31, 2012 and 2011. In addition, we incurred salary expenses totaling $205,000 and $188,900 for the years ending December 31, 2012 and 2011, respectively, to the spouse of our Chief Executive Officer and majority shareholder.

Loss of Accounts Receivable
As noted in the subsequent event footnote, on August 26, 2013, the Company and Regen Medical entered into a termination and general release agreemen, effective December 31, 2012, pursuant to which the Company and Regen Medical agreed the Company shall forgive the $514,000 owed to the Company by Regen Medical under the Regen Medical Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process.  The Company expensed a loss of accounts receivable of $514,000 for the year-end December 31, 2012.

Rent and office administrative expenses
Included in general and administrative expenses are $467,803 and $188,839 of costs for the years ended December 31, 2012 and 2011, respectively, including $150,000 for our previous office facilities and administrative office services provided by a company owned by our chief executive officer and majority shareholder and approximately $318,000 for the office space located at 460 Park Avenue.

Professional fees
For the years end December 31, 2012 and 2011, we have incurred approximately $1,070,703 and $416,743 in legal and professional fees primarily related the FDA compliance, public company costs and financing transactions.

Depreciation
Depreciation expense is included in general and administrative costs and amounted to $221,428 and $12,226 for the years ended December 31, 2012 and 2011, respectively.

Employee Stock Based Compensation.  During the years ended December 31, 2012 and 2011, we incurred employee stock based compensation expenses of $2,333,922 and $3,132,408, respectively, for incentive stock options and common stock issued to employees.  The incentive stock options were valued using the Black Scholes method.

Index

Non-Employee Stock Based Compensation. During the years ended December 31, 2012 and 2011, non-employee stock based compensation of $8,468,732 and $12,708,115 were incurred as non-cash charges, respectively.  Non-employee stock based compensation is comprised of the following:

•
During the year ended December 31, 2012 the Company issued 5,455,668 shares of common stock shares for medical advisory and professional services valued at $5,713,038 compared to 1,912,500 shares valued at $1,850,925 during the year ended December 31, 2011.

•
During the year ended December 31, 2012, the Company issued 1,684,200 warrants and 150,000 non-employee stock options for consulting and profession services valued at $2,720,764 and $34,930, respectively, compared to 3,440,000 warrants valued at $10,857,190 during the year ended December 31, 2011.

The value of the warrants and non-employee stock options were determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the years ended December 31, 2012 and 2011, the Company recorded income in the amount of $13,804,271 and expense in the amount of $14,502,727, respectively, relating to the change in value of all its derivative liabilities.

The instruments with derivative properties are as follows:

Covertible Debt - Derivative Liabilities

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

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to income of $3,893,821 and a charge to income of $4,458,923 for year ended December 31, 2012 and 2011, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $587,520 and $4,481,341 at December 31, 2012 and 2011, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to income of $9,921,400 and a charge to income of $10,043,804, respectively for year ended December 31, 2012 and 2011, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $388,550 and $10,309,950 at December 31, 2012 and 2011, respectively.

As discussed, as a result of the Company’s Merger, and the effect of recapitalization, the exercise price of the convertible debentures and warrants was decreased from $1.72 to $.88. The subordinated convertible debentures are convertible into an aggregate of 1,561,443 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock.

Index

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

The Class A Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment. The Class B Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.75, subject to adjustment. The exercise price of the Warrants were subject to anti-dilution protection if shares or share-indexed financing instruments were sold at less than the stated conversion prices.

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

We determined the value of the derivative conversion features of these debentures issued at the relevant commitment dates to be $19,036,312 utilizing a Black-Scholes valuation model.

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

As of December 31, 2012, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, that were not exchanged and retained their anti-dilutive properties. The value of the derivative liability associated with the conversion feature of the warrants was $10,950. The change in fair value for the conversion feature resulted in a reduction to the initial charge in the amount of $19,025,362 during the year end December 31, 2012.

Loss before income tax and Net Loss

Loss before income tax for the years ended December 31, 2012 and 2011 was $4,151,891 and $32,838,755, respectively, which includes a reduction of charges for the non-cash change in fair value of derivative liabilities and other expense of $13,804,271 for the year ended December 31, 2012 and charges for the non-cash change in fair value of derivative liabilities of $14,502,727 for the year end December 31, 2011. Furthermore, loss before income tax for the year ended December 31, 2012 and 2011 included non-cash expense for Employee Stock Compensation of $2,333,922 and $3,132,408, non-cash expense for Non-Employee Stock Based Compensation of $8,638,732 and $12,708,115, and stock based financing costs of $2,741,810 and $0, respectively, as discussed above.  As we are just beginning to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2012 of $6,787,734, compared to a working capital deficit at December 31, 2011 of $4,255,322.

Our cash and cash equivalents as December 31, 2012 was $10,159, compared to cash balances at December 31, 2011 of $110,194. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing limited cash balances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional debt and equity based financings to maintain our operations.

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

Index

Net cash used in operating activities

Net cash used in operating activities was $1,064,556 and $1,039,625 for the year ended December 31, 2012 and 2011, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities. For the year ended December 31, 2012 and 2011, operating activities were impacted by increases in our accounts payable of $1,775,489 and $300,525, increases in deferred income related to our license agreements of $720,000 and $502,500 and an increase in accrued liabilities, related party, of $378,715 and $354,207 primarily related to salaries and research fees payable to our chief executive officer and spouse, respectively.  We have also paid approximately $2.1 million towards the construction and infrastructure costs for the office space where our laboratory and corporate office are located on Park Avenue in New York, NY, which space is leased by our chief executive officer.

Net cash used in investing activities

Net cash used in investing activities was $2,747,072 and $1,292,060 for the year ended December 31, 2012 and 2011, respectively, which includes $929,457 and $87,690 for the purchase of office furniture and equipment and lab equipment, $1,532,181 and $422,000 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively, and in 2011 $650,000 of cash used to secure a letter of credit which in turn secures a 13 year lease for new office space, for which the we unconditionally guaranteed any and all obligations owed under the lease to the landlord. The lease is to our chief executive officer and will provide facilities for both our operations as well as that of our chief executive officer's medical practice. Our investing activities consisted of the purchase of laboratory equipment for use in our own facility as well as equipment in transit to a Licensee for which revenue has not yet been recognized. A $100,000 commitment deposit was paid during the fiscal year ended December 31, 2011 as we entered into a technology and license services agreement with Regen Medical Practice, PC on April 16, 2012. Furthermore, $285,434 of net advances were due from Regen Medical during the year ended December 31, 2012.

Net cash provided by financing activities

 Net cash provided by financing activities was $3,711,593 and $2,438,700 for the year ended December 31, 2012 and 2011, respectively, consisting of $2,766,050 and $176,000 of net proceeds received from the sale of our common stock, $230,000 and $840,000 of gross proceeds from our Series D preferred stock offering, and $0 and  $1,385,000 of gross proceeds from our convertible note offering, respectively. Additionally, the Company received net related party advances from Dr. Victor in the amount of $113,976 and $37,700 and other notes payable of a net $601,567 and $0 for the year end December 31, 2012 and 2011, respectively.

Intellicell Convertible Promissory Notes

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

TCA Global MasterFund, L.P. Convertible Note

On June 7, 2012, the Company issued the Convertible Promissory Note (the "Note") in favor of TCA Global Master Fund, L.P. ("TCA") in exchange for gross proceeds of $500,000.  The maturity date of the Convertible Note is June 7, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum.  The Convertible Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion.  The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

Committed Equity Facility Agreement

On June 7, 2012, the Company entered into the Equity Agreement with TCA.  Pursuant to the terms of the Equity Agreement, for a period of twenty-four months commencing on the effective date of the Registration Statement (as defined herein), TCA shall commit to purchase up to $2,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below).  The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to the Company, subject to the terms of the Equity Agreement.

The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal $110,000.

TCA Default Notice

On August 8, 2013, a Summons and Complaint (the “Complaint”) was filed along with a Motion for a Temporary Restraining Order (the “Motion”) before the Supreme Court of the State of New York, County of New York (the “Court”) under the caption Intellicell Biosciences, Inc. v Ironridge Global IV, LTD., and TCA Global Credit Master Fund, LP, Index No. 652800/13. The Motion sought to restrain the sale of the Company’s assets.

As previously reported, on July 15, 2013, while the Company was finalizing an amendment and waiver to that certain Convertible Promissory Note (the “Note”) issued by the Company in favor of TCA Global Credit Master Fund, LP (“TCA”) on June 7, 2012 in the principal amount of $500,000, the Company was advised that Ironridge Global IV, LTD (“Ironridge”), led by Mr. John C. Kirkland, Esq., purportedly purchased the Note from TCA.  The Complaint and Motion alleged that Ironridge and TCA each served the Company with a Notice of Foreclosure and Sale, both claiming to be the “Secured Party” of the same assets.

Given that Ironridge and TCA asserted that they would sell the secured assets of the Company at auction on August 12, 2013, the Motion sought to temporarily restrain both parties from so doing. On August 12, 2013, Justice Sherwood, Justice of the Supreme Court, New York County, issued a written Order granting the relief requested, thereby restraining any sale of assets (the “Temporary Restraining Order”).

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $535,833.33 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement.  Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to Justice Oing directly. The company's attorneys argued in court that, with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents.   Judge Oing further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto.  Finally, Judge Oing held that the balance of the $680,000 that was being held in escrow be immediately released.

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

Index

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of December 31, 2012, the Company had executed license agreements and received $1,222,500 in license fees for six centers which had not yet commenced operations. Subsequently, the Company reclassified the license fees to Accrued Licensee Fee Liability upon the Company's cancellation of the license agreements and the determination of the amount of fees to be returned to the former licensees.

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

None.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2012, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations	$2,296,600	$2,296,600	$-	$-	$-

Current Operating Lease Obligations	8,757,111	646,062	646,062	2,024,513	5,440,474

Total obligations	$11,053,711	$2,942,662	$646,062	$2,024,513	$5,440,474

Index

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011, begins on page F-1 of this Annual Report on Form 10-K .

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

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

Index

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication  Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2012 for the deficiencies set forth above.

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

ITEM 9B.    OTHER INFORMATION.

None.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of September 3, 2013, are as follows:
Name	Age	Position
Steven A. Victor, M.D.	61	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer
Leonard Mazur	67	Interim Chief Operating Officer and Director
Michael Hershman	68	Director
Myron Holubiak	66	Director

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

LEONARD L. MAZUR was appointed to our Board of Directors on June 3, 2011 and interim chief operating officer on  February 14, 2013. Mr. Mazur since January  2008 is the co-founder and Vice Chairman of Akrimax Pharmaceuticals, LLC, a privately held pharmaceutical company specializing in  producing cardiovascular and general pharmaceutical drugs  Between January 2005 to May 2012  he served as Co-Founder and Chief Operating Officer of Triax Pharmaceuticals LLC, a specialty pharmaceutical company producing prescription dermatological drugs.. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc., a dermatological products company that marketed  its products through dermatologists’ offices. In addition, Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation, as executive vice president, ICN Pharmaceuticals, Inc.. Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor and is a recipient of the Ellis Island Medal of Honor. Mr. Mazur has marketing and entrepreneurial experience in the pharmaceutical  industry, and his experiences with pharmaceutical products make him a valuable member of our Board of Directors

MICHAEL HERSHMAN was appointed as a director on November 19, 2012.Mr. Hershman has been president and chief executive officer of The Fairfax Group LLC, an investigative, security and crises management firm, since founding the company in 1983.   Mr. Hershman is an internationally recognized expert on matters relating to transparency, accountability, governance, litigation and security. Over the years, Mr. Hershman has served as a senior staff investigator for the Senate Watergate Committee, as chief investigator for a joint Presidential and Congressional commission, reviewing state and federal laws on wiretapping and electronic surveillance, as chief investigator for the Federal Election Commission, as deputy staff director for the Subcommittee on International Organizations of the U.S. House of Representatives and as deputy auditor general for the Foreign Assistance Program of the U.S. Agency for International Development.  In 1993, Mr. Hershman co-founded Transparency International, the largest independent, not-for-profit coalition promoting transparency and accountability in business and in government. For the past six years he has served Interpol as a member of the International Group of Experts on Corruption, and for the past twelve years, he has sat on the board of the International Anti-Corruption Conference Committee. Mr. Hershman is a member of the board of directors of the U.S. Chamber of Commerce Foundation. Since 2007, Mr. Hershman has been a member of the board of directors and the executive committee of the Center for International Private Enterprise. For the past twelve years Mr. Hershman has been a member of Interpol’s International Group of Experts on Corruption and now serves as Vice Chairman. Mr. Hershman is also on the board of the International Anti-Corruption Conference Committee, the Financial Coalition against Child Pornography, a project of the National Center for Missing and Exploited Children and he is a member of the Advisory Council of the George Mason University School of Information Technology and Engineering.  Mr. Hershman was selected to serve as a director due to his experience as a director of other public companies and his experience with corporate compliance.

MYRON HOLUBIAK was appointed to our Board of Directors on October 23, 2012.  Mr. Holubiak is the former President of Roche Laboratories, Inc. He held this position from December 1998 to August 2001. From August 2001 to June 2002, Mr. Holubiak was President, Chief Operating Officer and member of the Board of Directors of iPhysicianNet, Inc., a video detailing company. From July 2002 to April 2007 Mr. Holubiak was President and Chief Operating Officer of HealthSTAR Communications, Inc., a health care marketing communications network of 16 companies. Currently, Mr. Holubiak is the President and a member of the board of directors of 1-800-Doctors, Inc., a medical referral company that provides consumers with access to physicians and hospitals. From April 2004 to July 2008 Mr. Holubiak served on the board of directors of Nastech Pharmaceuticals Company, Inc. (now Marina Biotech, Inc.). Mr. Holubiak is also a member of the board of directors of Venture Biosciences, Inc.  Mr. Holubiak is currently the Chairman of the Board of Directors of BioScrip, Inc, a specialty pharmaceutical company. Mr. Holubiak was selected to serve as a director due to his deep familiarity with the healthcare industry, his extensive entrepreneurial background and his public company experience.

 Significant Employees

 None

Index

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics was filed as an exhibit to our 2011 Annual Report on Form 10-K.  Investors may also request a copy of the code of ethics, free of charge, by contacting the Company’s at 460 Park Avenue, 17th Floor, New York, New York 10021, Attn: Secretary.

Audit Committee

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Audit Committee currently consists of Michael Hershman, chairman of the Audit Committee, and Myron Holubiak. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee which is available on our website at www.intellicellbiosciences.com.

Compensation Committee

The Compensation Committee has responsibility for assisting the board of directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our company; assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

 The Compensation Committee currently consists of Leonard Mazur chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

Mr. Mazur is an officer of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board of Directors based on the criteria, skills and qualifications that have been recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded Board of Directors.

The Corporate Governance/Nominating Committee currently consists of Myron Holubiak, chairman of the Corporate Governance/Nominating Committee, Michael Hershman.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K. The Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

Index

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2012 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Leonard Mazur (1)	$0	$122,200	$122,200

(1)	On August 16, 2012, the Company issued 1,000,000 share of stock options to Mr. Mazur at a strike price of $.16 per share vesting over 5 years.

Director Independence

Two of our directors, Michael Hershman and Myron Holubiak, are independent directors, using the Nasdaq definition of independence.

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

2012 Stock Incentive Plan

The purpose of our 2012 Stock Incentive Plan, as amended (the “2012 Plan”) is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2012 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. Pursuant to the 2012 Plan, stock options to purchase an aggregate of 7,000,000 shares of common stock may be granted under the 2011 Plan.

The 2012 Plan will be administered by the Compensation Committee, or by the board of directors as a whole. The Compensation Committee or the board of directors, if applicable, has the power to determine the terms of any stock options granted under the 2012 Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the 2012 Plan are generally not transferable, and each stock option is generally exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2012 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the 2012 Plan may not exceed ten years, or five years in the case of 10% owners.

Index

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

					Option	All Other
		Salary		Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)		($)
Steven A Victor,	2012	275,000	(1)	-	-	$-		$275,000
Chairman of the Board of Directors
of the Company, Chief Executive Officer and President	2011	275,000	(2)	-	-	$15,000	(3)	$290,000

(1)	During the fiscal year ended December 31, 2012, Dr. Victor was not paid and $275,000 was accrued as compensation for his employment with the Company.
(2)	During the fiscal year ended December 31, 2011, the Company paid Dr. Victor $194,500 and accrued the remaining $86,500 as compensation for his employment with the Company.
(3)	Represents the value of the use of a rental property by Dr. Victor that was paid for by the Company.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2012.

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

Index

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 3, 2013 and as adjusted to reflect the sale of our common stock offered by this prospectus, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Steven Victor(3)	16,558,000	13.3%
Leonard Mazur	1,408,528	1.1%
Michael Hershman	-	-%
Myron Holubiak	-	-%
All Executive Officers and Directors as a group (4 people)	17,966,528	14.1%
5% Shareholders	-	-%

Anna Rhodes (4)	4,109,096	3.3%
VPI LaserLipo, Inc. (5)	1,745,371	1.4%
 (*) - Less than 1%.

(1)	Except as otherwise below, the address of each beneficial owner is c/o IntelliCell Biosciences, Inc, 460 Park Avenue, 17th Floor, New York, New York 10022.
(2)
Applicable percentage ownership is based on 108,713,862 shares of common stock outstanding as of July 31, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of July 31, 2013, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of July 31, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Does not include (i) 7,250,000 shares of common stock underlying the series C preferred stock,  (ii) 9,066,667 shares of common stock underlying $1,360,000 of convertible notes (which are convertible at price of $0.15), and (iv) 3,071,542 shares of common stock underlying warrants (which are exercisable at a price of $0.88).

(3)
Includes 15,058,000 shares of common stock underlying 15,058 shares of series B preferred stock issued to Dr. Victor in connection with the Merger. Each share of series B preferred stock shall be convertible into 1,000 shares of our common stock. In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the common stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of common stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10). Also includes 1,745,371 shares of common stock owned by VPI LaserLipo, Inc., a company in which Dr. Victor is an officer and director (and in which he owns less than 1% of the shares). Does not include (i) 3,109,096 shares of common stock owned by Anna Rhodes, Dr. Victor’s wife, or (ii) 281,373 shares of common stock owned by Amy Rhodes, Dr. Victor’s sister-in-law, as to which he disclaims beneficial ownership.

(4)
Includes (i) 3,109,096 shares of common stock and (ii) 1,000,000 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock.  Anna Rhodes is the wife of Steven Victor, MD, our chief executive officer. As indicated above, Dr. Victor disclaims beneficial ownership over the shares of our common stock held by Anna Rhodes.

(5)
As indicated above, VPI LaserLipo, Inc. is a company in which Dr. Victor is an officer and director (and in which he owns less than 1% of the shares). By virtue of his role as an officer and director, Dr Victor may be deemed the control person on VPI LaserLipo, Inc.

 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2012, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

Index

We are provided office facilities and related services by a company owned by Steven Victor, our chief executive officer, for which we paid between $10,000 to $15,000 per month. We have recorded rent and utilities expenses of $467,803 representing our portion for the year ended December 31, 2012. We have paid or accrued such rent expense since inception. On June 1, 2011, a company owned by Steven Victor, our chief executive officer, entered into a 13 year lease for new office space located at 460 Park Avenue, for which we unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, we established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease. We estimate we will pay approximtely 60% of the approximately monthly lease of $53,000 and utilities per month to sublease office space from the company owned by Dr. Victor. As of the date of the this filing herein, the Company has not finalized the sublease agreement.

We have recorded salary expense of $275,000 related to our Steven Victor as a result of this individual serving in the capacity of our Chief Executive Officer since for the year ended December 31, and salary expenses totaling $205,000 accrued and payable to our Executive Vice President Anna Rhodes who is a related party, a shareholder and the spouse of the majority shareholder. Included in R&D costs for the year ended December 31, 2012 and 2011 is $0 and $260,314 in fees accrued and payable to Dr. Steven Victor, a related party as the company’s majority stockholder and Chairman of the Board for services as the attending physician in thirty-eight (38) patient cases included as part of our ongoing research of its technologies and processes. Payment of these fees will be contingent upon our either generating $2.0 million in revenues or completing an equity offering of our common stock or other securities equal to or greater than $5.0 million, whichever occurs first.

On April 16, 2012, we entered into a technology license and administrative services agreement with Regen Medical P.C., the medical practice which is owned by, and through which, our Chief Executive Officer, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology. Pursuant to the agreement, we, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize our proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) were appointed as the exclusive manager and administrator of Regen Medical’s operations which relate to the implementation of our proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) were appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The agreement was effective as of April 16, 2012 and was to continue until April 16, 2017.

On August 26, 2013, the Company and Regen entered into a termination and general release agreement (the “Termination Agreement”), effective December 31, 2012 (the “Effective Date”), pursuant to which the Company and Regen agreed, among other things, that as of the Effective Date, (i)  the Company shall forgive the $514,000 owed to the Company by Regen under the Regen Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process (the “Clinical Data”), (ii) the parties will take all necessary steps to enter into an agreement for the grant of a license to Regen for the Company’s proprietary process as well as a license of the Clinical Data, (iii) the Regen Agreement is terminated in its entirety and shall be deemed null and void and of no further force or effect and (iii) neither Company nor Regen shall have any further rights or obligations under the Regen Agreement.  Each party also provided a general release to the other party with respect to the Regen Agreement and all transactions contemplated by the Regen Agreement.

From time to time, we have received advances from certain of our officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2012, Dr. Steven Victor, our Chief Executive Officer and majority shareholder advanced $181,858 to us for working capital purposes. These advances may not have formal repayment terms or arrangements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees for professional services rendered by Rosen Seymour Shapps Martin & Company LLP (“RSSM”), our registered independent public accounting firm for the year ended December 31, 2012:

Description of services	2012	2011
Audit fees	$97,000	$40,000
Audit related fees	$-	$0
Tax fees	$-	$0
All other fees	$-	$0
	$97,000	$40,000

Audit fees.    Audit fees represent fees for professional services performed by RSSM for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by RSSM that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. RSSM did not perform any tax compliance services.

All other fees. RSSM did not receive any other audit fees for 2012.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

Index

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

3.12
Certificate of Amendment to the Articles of Incorporation, as amended, dated June 1, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2012 and incorporated herein by reference).

3.13
Certificate of Designations of Preferences, Rights and Limitations of the series E convertible preferred stock of Intellicell Biosciences, Inc (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

3.14	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-49388) filed with the SEC on November 6, 2000 and incorporated herein by reference).

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

4.5
Convertible Note, dated June 7, 2012, issued by the Company in favor of TCA (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2012 and incorporated herein by reference).

4.6
Form of New Series A Warrant issued to the February 2012 Investors (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

4.7
Form of New Series B Warrant issued to the February 2012 Investors (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

4.8	Form of Warrant issued to the November 2012 Investor (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012 and incorporated herein by reference).
4.9
Note, dated February 20, 2013, by and between the Company and JMJ Financial Note, dated February 20, 2013, by and between the Company and JMJ Financial (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2013 and incorporated herein by reference).

4.10
Amendment to the JMJ Financial Note, effective February 20, 2013 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2013 and incorporated herein by reference).

Index

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

41

Index

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

10.21
Technology License and Administrative Services Agreement, dated April 16, 2012, by and between Intellicell Biosciences, Inc. and Regen Medical, P.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2012 and incorporated herein by reference).

10.22	Equity Agreement, dated June 7, 2012, by and among Intellicell Biosciences, Inc. and TCA (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 and incorporated herein by reference).

10.23	Registration Rights Agreement, dated June 7, 2012, by and among Intellicell Biosciences, Inc. and TCA (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 and incorporated herein by reference).

10.24	Form of subscription agreement by and among Intellicell Biosciences, Inc. and the series E convertible preferred stock investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

10.25	Form of Exchange Agreement by and between Intellicell Biosciences, Inc. and the February 2012 Investors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

10.26	Form of Amendment Agreement by and between Intellicell Biosciences, Inc. and the February 2012 Investors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

10.27	Form of Amendment Agreement by and between Intellicell Biosciences, Inc. and the Series D Preferred Stock Investors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

10.28	Intellectual Property License Agreement, dated July 20, 2012, by and between Lasersculpt, Inc. and Intellicell Biosciences, Inc (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

10.29	Form of Exchange Agreement for the Series E Preferred Stock Investors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2012 and incorporated herein by reference).

10.30	Form of subscription agreement by and among Intellicell Biosciences, Inc. and the November 2012 Investor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012 and incorporated herein by reference).

10.31	Stipulation of Settlement between the Company and Hanover, dated May 14, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2013 and incorporated herein by reference).

10.32	Offer Approving Fairness, Terms and Conditions of Exchange and Issuance Pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, dated May 21, 2013 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2013 and incorporated herein by reference).

10.33	Agreement by and between the Company and Corcon (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2013 and incorporated herein by reference).

10.34	Settlement Agreement by and between the Company and Bluming (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2013 and incorporated herein by reference).

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

16.1	Letter from Sherb & Co., Inc., dated August 11, 2011 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2011 and incorporated herein by reference)

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

23.1	Consent of Rosen Seymour Shapss Martin & Company LLP (discuss with auditor since need for incorporation by reference for S-8s)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

EX-101.INS	XBRL INSTANCE DOCUMENT**

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith
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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: September 16, 2013	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven A. Victor	Chief Executive Officer, and Director (Principal Executive Officer,	September 16, 2013
Steven A. Victor	Principal Financial and Accounting Officer)

/s/Leonard Mazur	Director	September 16, 2013
Leonard Mazur

/s/ Michael Hershman	Director	September 16, 2013
Michael Hershman

/s/ Myron Holubiak	Director	September 16, 2013
Myron Holubiak

Index

INTELLICELL BIOSCIENCES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Index

ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
IntelliCell BioSciences, Inc. and subsidiary

We have audited the accompanying consolidated financial statements of IntelliCell BioSciences, Inc. and subsidiary, a Nevada Corporation, which comprise the balance sheet as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the related notes to the consolidated financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based upon our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board (United States) and in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. IntelliCell BioSciences, Inc. and subsidiary is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntelliCell BioSciences, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, NY
September 13, 2013

Index

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash	$10,159	$110,194
Accounts receivable, net	-	-
Due from related party	285,434	-
Total current assets	295,593	110,194
Property & Equipment - net of accumulated depreciation of $236,653 and $15,226 as of December 31, 2012 and 2011	2,797,045	556,834
Deposit - License Agreement, related party	100,000	100,000
Deferred Financing Costs, net of accumulated amortization of $129,850 and $0 as of December 31, 2012 and 2011	92,750	-
Restricted cash for security deposit	650,000	650,000
	$3,935,388	$1,417,028
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Convertible debentures and accrued interest, net of debt discount	$1,409,519	$1,354,409
Notes payable and accrued interest	278,368	1,161,758
Accounts payable and accrued expenses	2,162,268	543,035
License fee payable	1,222,500	-
Deferred income	-	502,500
Note payable	199,167	-
Convertible promissory note and accrued interest	515,000	-
Advances, related party	181,858	67,882
Accrued liabilities, related party	1,114,647	735,932
Total current liabilities	7,083,327	4,365,516

Derivative liabilities	987,020	14,791,291

Total liabilities	8,070,347	19,156,807

Commitments
Stockholders’ deficit:
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 21,000 shares authorized, 15,058 and 18,280 issued and outstanding at December 31, 2012 and 2011, respectively	151	182
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 7,250 and 10,823 issued and outstanding at December 31, 2012 and 2011, respectively	72	108
Convertible preferred stock; $0.01 par value, Series D, 500,000 shares authorized, 56,500 and 42,000 issued and outstanding at December 31, 2012 and 2011, respectively	565	420
Common stock; $0.001 par value; 500,000,000 shares authorized; 58,545,053 and 21,034,938 shares issued and outstanding at December 31, 2012 and 2011, respectively.	58,544	21,034
Additional paid in capital	33,568,342	15,849,218
Accumulated deficit	(37,762,633)	(33,610,742)

Total stockholders’ deficit	(4,134,959)	(17,739,779)
Total liabilities and stockholders' deficit	$3,935,388	$1,417,028

The accompanying notes are an integral part of these consolidated financial statements.

Index

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012 and 2011

	2012	2011
Revenues	$534,942	$99,192

Cost of goods sold	466,428	51,059

Gross margin	68,514	48,133

Operating Expenses
Research and development	260,314	222,058
Sales and marketing	263,927	507,168
General and administrative	3,613,210	1,510,374
Employee Stock Based Compensation	2,333,922	3,132,408
Non-Employee Stock Based Compensation	8,468,732	12,708,115
	14,940,105	18,080,123
Loss from operations	(14,871,591)	(18,031,990)

Other Expense (income)
Financing Costs	129,850	-
Financing Costs - Stock Based	2,741,810	-
Interest expense	212,911	304,038
Change in fair value of derivative liabilities	(13,804,271)	14,502,727

	(10,719,700)	(14,806,765)

Loss before income taxes	(4,151,891)	(32,838,755)

Provision for income taxes	-	-

Net loss	$(4,151,891)	$(32,838,755)

Loss per share:
Basic & Diluted	$(.13)	$(1.77)

Weighted-average shares outstanding:
Basic & Diluted	32,338,788	18,534,764

The accompanying notes are an integral part of these consolidated financial statements.

Index

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2010	-	$-	-	$-	-	$-	16,545,000	$16,545	$28,120	$(454,988)	$(410,323)

Proceeds from sales of common stock at $0.50 per share	-	-	-	-	-	-	350,000	350	174,650	-	175,000

Stock issued for professional services at fair market value	-	-	-	-	-	-	1,912,200	1,911	1,850,014	-	1,851,925

Stock issued for settlement of debt	-	-	12,123	121	-	-	1,262,500	1,262	1,618,223	-	1,619,606

Effect of recapitalization from reverse merger	-	-			-	-	8,000,131	8,000	(2,657,832)	(316,999)	(2,966,830)

Exchange by majority shareholder of common stock for Series B preferred stock	20,521	205	-	-	-	-	(10,575,482)	(10,575)	10,370	-	-

Conversion of Series B Preferred to common stock	(2,241)	(22)	-	-	-	-	2,240,589	2,241	(2,219)	-	-

Conversion of Series C Preferred to common stock	-	-	(1,300)	(13)	-	-	1,300,000	1,300	(1,287)	-	-

Issuance of Series D Preferred shares	-	-	-	-	42,000	420	-	-	839,580	-	840,000

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	3,132,408	-	3,132,408

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	10,857,190	-	10,857,190

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(32,838,755)	(32,838,755)

Balances, December 31, 2011	18,280	$183	10,823	$108	42,000	$420	21,034,938	$21,035	$15,849,217	$(33,610,742)	$(17,739,779)

The accompanying notes are an integral part of these consolidated financial statements.

Index

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2011	18,280	$183	10,823	$108	42,000	$420	21,034,938	$21,035	$15,849,217	$(33,610,742)	$(17,739,779)

Proceeds from sales of common stock at $1.00 per share, net of fees	-	-	-	-	-	-	2,100,000	2,100	2,042,150	-	2,044,250

Conversion of note payable and accrued interest to common stock	-	-	-	-	-	-	687,500	687	901,861	-	902,548

Stock issued for the conversion of convertible debenture and accrued interest	-	-	-	-	-	-	118,794	118	103,530	-	103,648

Conversion of Series B Preferred to common stock	(3,223)	(32)	-	-	-	-	3,222,362	3,222	(3,190)	-	-

Conversion of Series C Preferred to common stock	-	-	(3,573)	(36)	-	-	3,572,500	3,573	(3,537)	-	-

Issuance of Series D Preferred shares, net of fees	-	-	-	-	14,500	145	-	-	229,855	-	230,000

Issuance of shares in private placement unit investment at $.15 per share	-	-	-	-	-	-	4,999,996	5,000	716,800	-	721,800

Issuance of additional shares for anti-dilution	-	-	-	-	-	-	16,128,295	16,128	2,725,682	-	2,741,810

Stock issued to employees	-	-	-	-	-	-	750,000	750	119,500	-	120,250

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	2,213,672	-	2,213,672

Stock-based compensation expense related to non-employee stock options	-	-	-	-	-	-	-	-	34,930	-	34,930

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	2,720,764	-	2,720,764

Stock issued for professional services at fair market value	-	-	-	-	-	-	5,930,668	5,931	5,917,108	-	5,923,039

Net income for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(4,151,891)	(4,151,891)

Balances, December 31, 2012	15,233	$151	7,250	$72	56,500	$565	58,545,053	$58,544	$33,568,342	$(37,762,633)	$(4,134,959)

The accompanying notes are an integral part of these consolidated financial statements.

Index

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOW

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,151,891)	(32,838,755)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-Employee Stock compensation issued for services in excess of proceeds	8,468,732	12,708,115
Employee stock compensation	2,333,922	3,132,408
Stock based financing costs	2,741,810	-
Loss on uncollectible accounts receivable	514,000	-
Depreciation expense	221,428	12,226
Amortization of financing costs	129,850	-
Interest from original issue discount on convertible debentures	121,660	216,422
Change in fair value of derivative liabilities	(13,804,271)	14,502,727

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(514,000)	70,000
Increase in accounts payable and accrued expenses	1,775,489	300,525
Increase in deferred income	720,000	502,500
Increase in accrued liabilities, related party	378,715	354,207
Net cash used in operating activities	(1,064,556)	(1,039,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash for security deposit	-	(650,000)
Advances to related party	(285,434)	-
Deposit on Investment, related party	-	(100,000)
Purchase of equipment and leasehold improvements	(2,461,638)	(542,060)
Cash used in investing activities	(2,747,072)	(1,292,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,766,050	176,000
Proceeds from notes payable, net	601,567	-
Proceeds from the sales of Series D Preferred Stock	230,000	840,000
Proceeds from related party advances	113,976	37,700
Proceeds from sale of convertible debentures	-	1,385,000
Cash provided by financing activities	3,711,593	2,438,700
Net change in cash	(100,035)	107,015
Cash and cash equivalents at the beginning of period	110,194	3,179
Cash and cash equivalents at the end of the period	$10,159	$110,196
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,000	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debenture and accrued interest to common stock	$103,648	$-
Shares issued in conjunction with the stock exchange agreement	$1,037,000	$-
Conversion of note payable and accrued interest to common stock and warrants	$902,548	$-
Conversion of note payable and accrued interest to common stock	$103,648	$-
Assumption of notes payable in conjuncture with merger	$-	$1,123,627
Effect of recapitalization from reverse merger	$-	$(1,347,224)
Original issue discount attributed to detachable 5 year warrants sold in conjunction with Convertible Debentures	$-	$288,564

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Prior to the consummation of the Merger, the Company entered into agreements the holders of an aggregate of $1,619,606 of indebtedness to the Company, comprised of accrued compensation in the amount of $1,201,551, promissory notes in the principal amount of $263,707 plus accrued interest of $9,398 less unamortized debt discounts of $83,264 and accrued expenses totaling $228,414 in exchange for the issuance of an aggregate of 12,123 shares of series C preferred stock.  Each share of series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. Certain holders of the Company’s series C preferred stock have contractually agreed to restrict their ability to convert the series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Furthermore, prior to the consummation of the Merger, the Company entered into agreements with the holders of an aggregate of $250,000 of accrued compensation, pursuant to which such persons agreed to forgive all amounts owed to the Company.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $37,762,633 and a working capital deficit of $6,787,734, as of December 31, 2012, respectively. However, if the non-cash expense related to the Company’s change in fair value of derivative liability, stock based compensation and stock based financing costs is excluded then the accumulated deficit amounted to $6,983,189.  Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Index

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

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

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

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits December 31, 2012.

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

Accounts Receivable

 The Company extends credit to customers without requiring collateral. The Company an allowance provides for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of December 31, 2012 and 2011, respectively. The Company determines accounts receivable to be delinquent when collection past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

Index

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

Index

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

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

4.	Property and Equipment

The Company’s property and equipment at December 31, 2012 and 2011 consists of the following:

	2012	2011
Lab equipment	$203,204	$117,690
Construction in progress - Leasehold Improvements	1,954,181	422,000
Furniture & Fixtures	459,498	25,140
Computer Equipment	416,816	7,230
	3,033,699	572,060
Less accumulated depreciation	236,654	15,226
Property and Equipment, net	$2,797,045	$556,834

Depreciation expense for the year ended December 31, 2012 and 2011 was $221,428 and $12,226, respectively and is included in general and administrative expenses on the Company’s statement of operations.  Construction in progress consists of leasehold improvements for various expansion projects that the Company has undertaken. When these projects are considered complete, functional and meet the Company's standards, the Company will record the leasehold improvements as assets and will begin depreciating the assets.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Accounts payable	$1,376,790	$44,208
Accrued expenses and liabilities	466,811	380,969
Accrued payroll	273,667	72,858
Other	45,000	45,000
Total	$2,162,268	$543,035

6.	License Fees Payable

During the years ended December 31, 2012 and 2011, the Company executed various license agreements and collected an aggregate of $1,222,500 in license fees for six centers which had not yet commenced operations as of December 31, 2012. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled.  The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the consolidated balance sheet.

7.	Notes Payable

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

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon completion of the Consorteum Purchase Agreement, the Company had notes payable totaling $986,600 that were not assumed in the agreement. In the current year, two of the notes payable totaling $750,000 plus accrued interest of $152,549 were converted to common stock and warrants. As of December 31, the Company's notes payable and accrued interest was as follows:

As of December 31, the Company's notes payable and accrued interest was as follows:

	2012	2011
Notes Payable	$236,600	$986,600
Accrued interest	41,768	175,158
	$278,368	$1,161,758

7.	Notes Payable

Frank Loan

On August 26, 2012, the Company entered into a secured promissory note (the “Note”) with Fredrick Frank (the “August 2012 Lender”) pursuant to which the August 2012 Lender loaned the Company $200,000 was due and payable on October 31, 2012 in accordance with the terms of the Note (the “Maturity Date”). The Note is secured by 500,000 shares of the Company’s Common Stock. On November 6 2012, the Company and August 2012 Lender agreed to extend the Frank Note until November 30, 2012. Fredrick Frank is an advisor of the Company.  The Note is currently in default and classified as a current liability accordingly.

8.	Related Party Transactions

Rent
The Company is provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, a significant shareholder. The Company has recorded rent and utilities expenses of $150,000 and $50,000, respectively, representing the Company’s portion of use for such for year ended December 31, 2012 and 2011, respectively.

Officer Salary
The Company has recorded a salary expense of $275,000 and $275,000 for the year ended December 31, 2012 and 2011, respectively,  related to the Company’s Chief Executive Officer and a salary expense totaling approximately $205,000 and $188,900 the year ended December 31, 2012 and 2011, respectively, recorded for the Company’s Executive Vice President, a shareholder and the spouse of the Company's Chief Executive Officer.

Research and Development
Research and Development costs for the year ended December 31, 2012 and 2011 is $0 and $156,000, respectively, included fees accrued and payable to the Chief Executive Officer for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. As of December 31, 2012 and 2011, the following amounts were owed to related parties:

	December 31, 2012	December 31, 2011
Accrued salaries	$753,647	$374,932
Accrued research fees	361,000	361,000
	$1,114,647	$735,932

Officer Advance
From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

Cumulative advances received for working capital purposes amounted to $181,858 and $67,882 as of December 31, 2012 and 2011, respectively. These advances do not have formal repayment terms or arrangements.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011;  provided  , however  , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company incurred revenue of $514,000 and $0 for the year ended December 31, 2012 and 2011, respectively, under the agreements. The balance of $514,000 is included in the outstanding accounts receivable as of December 31, 2012. Furthermore, Regen Medical has advances due to the company in the amount of $285,434 and $0 as of December 31, 2012 and 2011, respectively. These advances do not have formal repayment terms or arrangements.

As noted in the subsequent event footnote, on August 26, 2013, the Company and Regen Medical entered into a termination and general release agreement (the “Termination Agreement”), effective December 31, 2012 (the “Effective Date”), pursuant to which the Company and Regen Medical agreed, among other things, that as of the Effective Date, (i)  the Company shall forgive the $514,000 owed to the Company by Regen Medical under the Regen Medical Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process (the “Clinical Data”), (ii) the parties will take all necessary steps to enter into an agreement for the grant of a license to Regen Medical for the Company’s proprietary process as well as a license of the Clinical Data, (iii) the Regen Medical Agreement is terminated in its entirety and shall be deemed null and void and of no further force or effect and (iii) neither Company nor Regen Medical shall have any further rights or obligations under the Regen Medical Agreement.  Each party also provided a general release to the other party with respect to the Regen Medical Agreement and all transactions contemplated by the Regen Medical Agreement.

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

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Convertible Debentures

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

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to income of $4,382,432 and a charge to income of $4,458,923 for year ended December 31, 2012 and 2011, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $587,520 and $4,481,341 at December 31, 2012 and 2011, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to income of $9,921,400 and a charge to income of $10,043,804, respectively for year ended December 31, 2012 and 2011, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $388,550 and $10,309,950 at December 31, 2012 and 2011, respectively.

As discussed, as a result of the Company’s Merger,and the effect of recapitalization, the exercise price of the convertible debentures and warrants was decreased from $1.72 to $.88. The subordinated convertible debentures are convertible into an aggregate of 1,561,443 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock.

On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes. Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable. The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes. In conjunction with the agreement arrangements with the note holders, $77,744 of accrued interest was converted to 89,358 shares of the Company's common stock in 2012.

During 2012, a $25,000 convertible debenture and related accrued interest of $904 was converted to 29,436 shares of common stock. As of December 31, the Company's convertible debentures and accrued interest was as follows:

	2012	2011
Notes Payable	$1,360,000	$1,385,000
Unamortized Debt discount	-	(72,141)
Accrued interest	49,519	41,550
	$1,409,519	$1,354,409

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Convertible Notes Payable

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

As of December 31, the Company's convertible notes payable and accrued interest was as follows:

	2012	2011
Notes Payable	$500,000	$-
Accrued interest	15,000	-
	$515,000	$-

Pursuant to the terms of the Equity Agreement, for a period of twenty-four months commencing on the effective date of a registration statement. TCA is to commit to purchase up to $2,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances, covering the Registrable Securities.  The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to the Company, subject to the terms of the Equity Agreement.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid TCA a fee by issuing 275,000 shares of its common stock that equal to $110,000.

As disclosed in the subsequent events note, in July 2013 the Company was advised that the TCA note was sold to Ironridge Global IV, LTD.

11.	Derivative Liabilities

The Company has issued various financial instruments to investors that contain full ratchet anti-dilution provisions.  GAAP provides guidance on determining what types of financial instruments or embedded features in a financial instrument would cause the financial instrument to be classified as a liability instead of equity.  Under the evaluation criteria, the Company concluded that the financial instruments that contained full ratchet anti-dilution provisions are to be treated as derivative liabilities.  GAAP requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations.  These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of December 31:

	2012				2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Derivative Liabilities	$-	$-	$987,020	$987,020	$-	$-	$14,791,291	$14,791,291

 The following table sets forth a summary of changes in fair value of our derivative liabilities for the years ended December 31:

	2012	2011

Beginning balance	$14,791,291	$-
Fair value of financial instruments at issue date	19,036,312	263,146
Fair value of embedded conversion feature at issue date	-	25,418
Change in fair value of financial instrument included in the statement of operations	(28,946,762)	10,043,804
Change in fair value of embedded conversion feature included in the statement of operations	(3,893,821)	4,458,923
	$987,020	$14,791,291

The following tables set forth a description of the financial instruments classified as derivate liabilities as of December 31, 2012 and 2011 and the assumption used to value the instruments.

Convertible Debentures

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	2012		2011
	Embedded Detachable Warrants	Embedded Conversion Feature	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%	105.09%	105.09%
Expected life (in years)	3.25	0.50	4.25	0.25
Expected dividend yield	-	-	-	-
Number outstanding	3,071,542	9,066,667	3,071,542	1,561,443
Fair value at issue date	$263,146	$25,418	$263,146	$25,418
Change in derivative liability for the year ended December 31	$(9,921,400)	$(3,893,821)	$10,043,804	$4,458,923
Fair value at December 31	$388,250	$587,520	$10,309,950	$4,481,341

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	2012	2011
Risk free interest rate	3.00%	-
Expected volatility (peer group)	105.09%	-
Expected life (in years)	4.25	-
Expected dividend yield	-	-
Number outstanding	200,000	-
Fair value at issue date	$19,036,312	$-
Change in derivative liability for the year ended December 31	$(19,025,362)	$-
Fair value at December 31	$10,950	$-

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Income Taxes

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
	2012	2011
Tax provision (benefits) computed at the statutory rate	$(1,637,000)	$(12,953,000)
Nondeductible expense	-	75,000
	(1,637,000)	(12,878,000)
Increase in valuation allowance for deferred tax assets	1,637,000	12,878,000
Income tax expense benefit	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	2012	2011
Stock based compensation	$2,122,000	$1,236,000
Warrant	5,357,000	4,283,000
Fair Value of Derivative Liability	276,000	5,721,000
Net operating loss carryover	6,757,000	1,651,000
Charitable contributions	8,000	6,000
Total defered tax assets	14,520,000	12,897,000
Valuation allowance	(14,520,000)	(12,897,000)
Net deferred tax assets	$--	$--

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

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Capital Stock

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of December 31, 2012 and, 2011, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,057 and 18,280 shares of preferred stock are issued and outstanding, respectively.  Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Series C Preferred Stock

As of  December 31, 2012 and 2011, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 and 10,823 shares of preferred stock are issued and outstanding, respectively. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. .   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of December 31, 2012 and 2011, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 and 42,000 shares of preferred stock are issued and outstanding, respectively. Each share of series D convertible preferred stock is convertible at any time  at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00.  The holders of Series D preferred stock have no voting rights.

Common Stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2012 and 2011, the Company had 58,445,053 and 21,034,938, respectively, of shares of common stock issued and outstanding.

During the years ended December 31, 2012 and 2011, the Company issued the following equity instruments:

•	Pursuant to the Merger Agreement, at closing we exchanged an aggregate of 15,476,978 shares of common stock with the holders of an aggregate of 7,975,768 of Intellicell's common stock.

•	As part of the Merger Agreement, we settled $1,711,554 of MEG’s debt and accrued liabilities in exchange for 1,761,421 shares of common stock and 12,123 shares of Series C preferred stock.

•	During the period from January 1, 2011 through May 23, 2011, the Company sold 350,000 shares of its common stock to accredited investors receiving proceeds of $175,000.

•
During the year ended December 31, 2011, the Company issued 1,912,200 shares of its common stock for services.  The Company recognized the fair market value of $1,851,925 as an expense as of the date of issuances.

•
During the years ended December 31, 2012 and 2011, the Company entered into a securities purchase agreement with various investors pursuant to which the Company sold an aggregate of 14,500 and 42,000 shares, respectively, of series D convertible preferred stock and warrants to purchase 145,000 and 420,000, respectively, of the Company’s common stock, for aggregate gross proceeds of $290,000 and $840,000, respectively.  In connection with the offering, the Company paid professional fees of $60,000 and issued a placement agent 15,000 warrants to purchase shares of common stock in the year ended December 31, 2012. The warrants issued to the placement agent may be exercised on a cashless basis.

•
In February 2012, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”), for aggregate gross cash proceeds of $2,627,649, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ("Exchange Agreement").  In connection with the private placement, we paid placement agent fees and professional fees of $55,750 and issued the placement agent 27,500 warrants to purchase shares of common stock. The warrants issued to the placement agent may be exercised on a cashless basis.

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

•	The Company issued 16,128,295 shares of common stock to the holders of its February 2012 investors in connection with the anti-dilution features present in the instruments.

•	During the year ended December 31, 2012, the Company issued 118,794 shares of its common stock in exchange for the conversions of convertible debentures and accrued interest of $103,648.

•
During the year ended December 31, 2012,  two of the Company’s notes payable and the related accrued interest, totaling $902,548, were converted into an aggregate of 687,500 shares of common stock of the Company based on an agreed upon conversion price ranging from $1.31-$2.00 per share.

•	During the year ended December 31, 2012, the Company issued 750,000 shares of its common stock to employees. The Company recognized the fair market value of $120,250 as an expense.

•
During the year ended December 31, 2012, the Company issued 5,930,668 shares of its common stock for professional and advisory services, financing costs and license fees.  The Company recognized the fair market value of $5,923,039 as an expense as of the date of issue.

•
From September through December 2012, the Company entered into securities purchase agreements,, pursuant to which the Company sold 2,499,998 units, each unit consisting of two (2) shares of the Company’s common stock, par value $0.001 per share and a warrant to purchase a share of common stock for aggregate gross proceeds of $750,000. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.45, subject to adjustment. The exercise price of the Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like. In connection with the private placement, the Company paid placement agent fees and professional fees of $28,200.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2012, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - 0.25	2,400,000	$0.15	9.54	1,637,500	$0.15
4.00	2,347,926	4.00	8.99	1,691,671	4.00
	4,747,926		9.27	3,329,171

A summary of the Company’s stock awards for options as of December 31, 2012 and changes for the year ended December 31, 2012 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	-	$-
Granted	3,150,016	4.00
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2011	3,150,016	$4.00
Granted	2,743,750	0.44
Exercised	—	—
Expired/Cancelled	(1,145,840)	4.00
Outstanding, December 31, 2012	4,747,926	$1.48
Exercisable, December 31, 2012	3,329,171	$1.62

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2012 and December 31, 2011, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2012	December 31, 2011
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.31 to 1.71%	0 .85%
Expected stock price volatility	105%	105%
Expected dividend payout	-	-
Expected option life (in years)	3.0 to 10. 0	10.0
Expected forfeiture rate	0%	0%
Fair value per share of options granted	$0.17	$3.65

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

There were no options exercised during the years ended December 31, 2012 or 2011.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the years ended December 31, 2012 and 2011 was $2,213,672 and $3,132,408, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the consolidated statement of operations for the years ended December 31, 2012 and 2011 was $34,930 and $0, respectively, net of tax effect. Additionally, none of the options outstanding and unvested as of December 31, 2012 had any intrinsic value.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes the changes in the warrants outstanding at December 31, 2012, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.33	3,071,542	$0.33	3.36	3,071,542	$0.33
$.045	2,499,998	$0.45	4.90	2,499,998	$0.45
$0.75 - 0.86	11,580,000	$0.75	4.10	11,580,000	$0.75
$1.00	242,500	$1.00	1.00	242,500	$1.00
$1.58	45,000	$1.58	9.25	45,000	$1.58
$2.00	2,779,200	$2.00	4.10	2,779,200	$2.00
$2.45 - 2.60	800,000	$2.51	4.01	800,000	$2.51
$3.00	750,000	$3.00	3.95	750,000	$3.00
$3.20	350,000	$3.20	3.92	350,000	$3.20
$3.75	100,000	$3.75	4.14	100,000	$3.75

	22,218,240		1.01	22,218,240

A summary of the Company’s stock awards for warrants as of December 31, 2012 and changes for the year ended December 31, 2012 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	-	$-
Granted	6,931,542	1.62
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2011	6,931,542	1.62
Granted	15,336,698	0.90
Exercised	—	—
Expired/Cancelled	(50,000)	1.00
Outstanding, December 31, 2012	22,218,240	1.01
Exercisable, December 31, 2012	22,218,240	1.01

The Company issued 1,684,000 and 3,440,000 compensatory warrants to non-employees during the years ended December 31, 2012 and 2011, respectively. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of  .10%  to 2.23%; expected lives ranging from one years to ten years.  Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the years ended December 31, 2012 and 2011 was $2,720,764 and $10,857,190, respectively, net of tax effect.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	2012	2011
Net Income (Loss)	$(4,151,891)	$(32,838,755)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.13)	$(1.77)
Net income (loss) per share – diluted	$(0.13)	$(1.77)

Weighted average common shares outstanding – basic	32,338,788	18,534,764
Weighted average common shares outstanding – diluted	32,338,788	18,534,764

For the year ended December 31, 2012 and 2011 common stock equivalents totaling 43,931,682 and 34,908,881 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

16.	Commitments

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

The lease commenced on June 1, 2012 and expire on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under operating leases are as follows:

2013	$646,062
2014	646,062
2015	665,555
2016	679,479
2017	679,479
Thereafter	5,440,474
Total	$8,757,111

Index

 Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Subsequent Events

The Company has evaluated its subsequent events through September 13, 2013, the date the financial statements were available to be issued. Except as disclosed below, there were no additional significant subsequent events requiring disclosure.

Financing Arrangement

On February 20, 2013 (the “Effective Date”), Intellicell Biosciences, Inc. (the “Company”) entered into promissory note, as amended (the “Note”) with JMJ Financial (the “Investor”), pursuant to which the Investor agreed to lend the Company up to an aggregate principal amount of $500,000 (the “Principal Sum”) for an aggregate purchase price of $450,000. The Investor provided $100,000 to the Company on the Effective Date. The Note matures one year from the date of each payment by the Investor to the Company (the “Maturity Date”).

The Company may repay the Note at any time on or before the 90th day after the Effective Date, after which the Company may not make further payments on the Note prior to the Maturity Date without written approval from the Investor. If the Company repays the Note on or before the 90th day after the Effective Date, the interest rate under the Note shall be zero percent (0%). If the Company does not repay the Note on or before the 90th day after the Effective Date, a one-time interest payment of 12% shall be applied to the Principal Sum.

The Investor may convert, beginning on the six month anniversary of the Effective Date, the outstanding principal and accrued interest on the Note into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) $0.16 or (ii) 60% of the lowest trade price in the 25 trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price will be subject to adjustment for, among other things, the Company’s failure to be DTC eligible and only being Xclearing deposit eligible.

The Company shall include on the next registration statement the Company files with Securities and Exchange Commission (or on the subsequent registration statement if such registration statement is withdrawn) all shares issuable upon conversion of the Note. Failure to include such securities on the next registration statement will result in liquidated damages of 25% of the outstanding principal balance of the Note, but not less than $25,000, being immediately due and payable to the Investor at its election in the form of cash or added to the Principal Sum of the Note.

The Investor has contractually agreed to restrict its ability to convert the Note such that the number of shares of the Company common stock held by the Investor and its affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of Common Stock.

So long as this Note is outstanding, upon any issuance by the Company or any of its subsidiaries of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the Note, then the Company shall notify the Borrower of such additional or more favorable term and such term, at Investor’s option, shall become a part of the transaction documents with the Investor.

Litigation

On May 1, 2013 Intellicell Biosciences, Inc. (the “Company”) entered into an agreement (the “Corcon Agreement”) with JKT Construction Inc. D/B/A Corcon (“Corcon”) to settle the previously disclosed litigation matter between the Company and Corcon (the “Corcon Litigation”) relating to that certain debt owed Corcon in the aggregate amount of $547,000 (the “Debt”). For additional information regarding the Corcon Litigation subject to the Corcon Agreement see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2013.  Under the terms of the Corcon Agreement, Corcon has agreed to dismiss the Corcon Litigation in exchange for receiving a payment of $475,000 (the “Purchase Price”) from Hanover Holdings I, LLC (“Hanover”) under the terms of that certain a receivable purchase agreement (the “Corcon Receivable Purchase Agreement”).  As condition to the Corcon Agreement, Hanover and the Company entered into an agreement for Hanover to purchase various debt obligations of, or claims against the Company and to file a civil action under Section 3(a)(10) (the “3(a)(10)  Transaction”) of the Securities Act of 1933, as amended.  Further, as a material inducement to enter into the Corcon Agreement, the Company agreed to escrow 19,000,000 shares of its common stock to be issued to Corcon in the event the 3(a)(10) Transaction was not approved and Purchase Price was not received.  On May 21, 2013, the Supreme Court of the State of New York, County of New York, entered an order approving, among other things, the fairness of the terms and conditions of the 3(a)(10) Transaction as previously disclosed on the Company’s Current Report on Form 8-K filed  with the Commission on May 24, 2013.

The Corcon Litigation was dismissed on May 10, 2013.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 8, 2013 (the “Effective Date”), the Company entered into a settlement agreement (the “Settlement Agreement”) with Mendel Bluming (“Bluming”) to settle the previously disclosed litigation matter between the Company and Bluming (the “Bluming Litigation”) relating to that certain promissory note, dated June 3, 2011, in the aggregate principal amount of $500,000 (the “Note”).  For additional information regarding the Bluming Litigation subject to the Settlement Agreement see the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2013.

Under the terms of the Settlement Agreement, Bluming has agreed to dismiss the Bluming Litigation and defer the Company’s obligations under the Note for a period of one year from the Effective Date (the “Deferral”), in exchange for receiving a payment of $35,000 from Hanover under the terms of that certain receivable purchase agreement for attorney’s fees owed by the Company to Bluming under the Note.  As condition to the Settlement Agreement, Hanover and the Company entered into an agreement for Hanover to purchase various debt obligations of, or claims against the Company and to file a civil action under Section 3(a)(10) Transaction.  On May 21, 2013, the Supreme Court of the State of New York, County of New York, entered an order approving, among other things, the fairness of the terms and conditions of the 3(a)(10) Transaction.  In further consideration for the Deferral, the Company has agreed to give Bluming (i) an aggregate of 32,479 shares of the Company’s common stock; (ii) piggy back registration rights on all shares issued to Bluming and on the shares underlying that certain warrant certificate for 1,108,860 shares of the Company’s common stock; and (iii) an option to purchase 233,333 shares of the Company’s common stock at price of $0.15 per share, vesting immediately and expiring on the fifth anniversary of the Effective Date.

On May 21, 2013, the Supreme Court of the State of New York, County of New York (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between Intellicell Biosciences, Inc., a Nevada corporation (the “Company”), and Hanover Holdings I, LLC, a New York limited liability company (“Hanover”), in the matter entitled Hanover Holdings I, LLC v. Intellicell Biosciences, Inc., Case No. 651709/2013 (the “Action”). Hanover commenced the Action against the Company on May 10, 2013 to recover an aggregate of $706,765.38 of past-due accounts payable of the Company, which Hanover had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between Hanover and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain construction, architectural, accounting, legal and financial services.  The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on May 21, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover 8,500,000 shares (the “Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”). Giving effect to such issuance, the Settlement Shares represent approximately 9.93% of the total number of shares of Common Stock presently outstanding. The Settlement Agreement provides that the Settlement Shares will be subject to adjustment on the trading day immediately following the Calculation Period (as defined below) to reflect the intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement be based upon a specified discount to the trading volume weighted average price (the “VWAP”) of the Common Stock for a specified period of time subsequent to the Court’s entry of the Order. Specifically, the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement shall be equal to the sum of: (i) the quotient obtained by dividing (A) $706,765.38 by (B) 55% of the average of the lowest 10 VWAPs of the Common Stock over the 80-consecutive trading day period immediately following the date of issuance of the initial Settlement Shares (or such shorter trading-day period as may be determined by Hanover in its sole discretion by delivery of written notice to the Company) (the “Calculation Period”); (ii) the quotient obtained by dividing (A) the total dollar amount of legal fees and expenses incurred in connection with the Action, which shall not exceed $57,500 (less $5,000 heretofore paid by the Company) by (B) the VWAP of the Common Stock over the Calculation Period; and (iii) the quotient obtained by dividing (A) agent fees of $35,338.27 by (B) the VWAP of the Common Stock over the Calculation Period, rounded up to the nearest whole share (the “VWAP Shares”). As a result, the Company ultimately may be required to issue to Hanover substantially more shares of Common Stock than the number of Settlement Shares initially issued (subject to the limitations described below).  The Settlement Agreement further provides that if, at any time and from time to time during the Calculation Period, Hanover reasonably believes that the total number of Settlement Shares previously issued to Hanover shall be less than the total number of VWAP Shares to be issued to Hanover or its designee in connection with the Settlement Agreement, Hanover may, in its sole discretion, deliver one or more written notices to the Company, at any time and from time to time during the Calculation Period, requesting that a specified number of additional shares of Common Stock promptly be issued and delivered to Hanover or its designee (subject to the limitations described below), and the Company will upon such request reserve and issue the number of additional shares of Common Stock requested to be so issued and delivered in the notice (all of which additional shares shall be considered “Settlement Shares” for purposes of the Settlement Agreement). At the end of the Calculation Period, (i) if the number of VWAP Shares exceeds the number of Settlement Shares issued, then the Company will issue to Hanover or its designee additional shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares, and (ii) if the number of VWAP Shares is less than the number of Settlement Shares, then Hanover or its designee will return to the Company for cancellation that number of shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares. Hanover may sell the shares of Common Stock issued to it or its designee in connection with the Settlement Agreement at any time without restriction, even during the Calculation Period.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to Hanover or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by Hanover and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by Hanover and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

Index

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the Settlement Agreement provides that, for so long as Hanover or any of its affiliates hold any shares of Common Stock, Hanover and its affiliates are prohibited from, among other actions: (1) voting any shares of Common Stock owned or controlled by Hanover or its affiliates, or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the Company; or (2) engaging or participating in any actions, plans or proposals that relate to or would result in, among other things, (a) acquiring additional securities of the Company, alone or together with any other person, which would result in Hanover and its affiliates collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.99% of the Common Stock or other voting securities of the Company (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder), (b) an extraordinary corporate transaction such as a merger, reorganization or liquidation of the Company or any of its subsidiaries, (c) a sale or transfer of a material amount of assets of the Company or any of its subsidiaries, (d) changes in the present board of directors or management of the Company, (e) material changes in the capitalization or dividend policy of the Company, (f) any other material change in the Company’s business or corporate structure, (g) changes in the Company’s charter, bylaws or similar instruments or other actions which may impede the acquisition of control of the Company by any person or entity, (h) causing a class of securities of the Company to be delisted, or (i) causing a class of equity securities of the Company to become eligible for termination of registration under the Exchange Act; or (3) any actions similar to the foregoing. These prohibitions may not be modified or waived without further order of the Court.

TCA Default Notice

On July 15, 2013, while the Company was finalizing an amendment and waiver to that certain Convertible Promissory Note (the “Note”) issued by the Company in favor of TCA Global Credit Master Fund, LP (“TCA”) on June 7, 2012 in the principal amount of $500,000, the Company was advised that Ironridge Global IV, LTD (“Ironridge”), led by Mr. John C. Kirkland, Esq., purportedly purchased the Note from TCA.  The Complaint and Motion alleged that Ironridge and TCA each served the Company with a Notice of Foreclosure and Sale, both claiming to be the “Secured Party” of the same assets.

On August 8, 2013, a Summons and Complaint (the “Complaint”) was filed along with a Motion for a Temporary Restraining Order (the “Motion”) before the Supreme Court of the State of New York, County of New York (the “Court”) under the caption Intellicell Biosciences, Inc. v Ironridge Global IV, LTD., and TCA Global Credit Master Fund, LP, Index No. 652800/13. The Motion sought to restrain the sale of the Company’s assets.

Given that Ironridge and TCA asserted that they would sell the secured assets of the Company at auction on August 12, 2013, the Motion sought to temporarily restrain both parties from so doing. On August 12, 2013, Justice Sherwood, Justice of the Supreme Court, New York County, issued a written Order granting the relief requested, thereby restraining any sale of assets (the “Temporary Restraining Order”).

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $535,833.33 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement.  Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to Justice Oing directly. The company's attorneys argued in court that with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents.   Judge Oing further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto.  Finally, Judge Oing held that the balance of the $680,000 that was being held in escrow be immediately released.

The Company intends to vigorously defend itself against Ironridge and Kirklands’s improper attempts to seize the Company’s assets for not giving into Kirkland’s improper threats and demands. The Company will take all legal action necessary to protect the interests of the Company and its shareholders. The Company is also arranging for all outstanding principal and interest under the Note to be paid as soon as possible.

Regen Medical License Agreement

On August 26, 2013, the Company and Regen Medical entered into a termination and general release agreement (the “Termination Agreement”), effective December 31, 2012 (the “Effective Date”), pursuant to which the Company and Regen Medical agreed, among other things, that as of the Effective Date, (i)  the Company shall forgive the $514,000 owed to the Company by Regen Medical under the Regen Medical Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process (the “Clinical Data”), (ii) the parties will take all necessary steps to enter into an agreement for the grant of a license to Regen Medical for the Company’s proprietary process as well as a license of the Clinical Data, (iii) the Regen Medical Agreement is terminated in its entirety and shall be deemed null and void and of no further force or effect and (iii) neither Company nor Regen Medical shall have any further rights or obligations under the Regen Medical Agreement.  Each party also provided a general release to the other party with respect to the Regen Medical Agreement and all transactions contemplated by the Regen Medical Agreement.