Form 10-Q
period 2013-03-31
Intellicell Biosciences, Inc.
filed 2013-10-01
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(646) 576-8700
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer    ☐             Accelerated filer    ☐          Non-accelerated filer                 ☐
Smaller Reporting Company ⌧

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐       No ⌧

Number of shares of common stock issued and outstanding as of September 25, 2013 was 140,839,646
.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current assets:
Cash	$-	$10,159
Due from related party	192,084	285,434
Total current assets	192,084	295,593
Property & Equipment - net of accumulated depreciation of $321,205 and $236,653 as of March 31, 2013 and December 31, 2012, respectively	2,988,764	2,797,045
Deferred Financing Costs, net of accumulated amortization of $185,500 and $129,850 as of March 31, 2013 and December 31, 2012, respectively	37,100	92,750
Deposit - License Agreement, related party	100,000	100,000
Restricted cash for security deposit	650,000	650,000
	$3,967,948	$3,935,388
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Convertible debentures and accrued interest, net of debt discount	$1,429,919	$1,409,519
Notes payable and accrued interest, net of debt discount	587,031	477,535
Accounts payable and accrued expenses	2,880,458	2,162,268
Bank overdraft	3,266	-
License fee payable	1,222,500	1,222,500
Convertible promissory note and accrued interest	515,000	515,000
Advances, related party	207,413	181,858
Accrued liabilities, related party	1,228,397	1,114,647
Total current liabilities	8,073,984	7,083,327

Long term liabilities - Derivative liabilities	332,022	987,020

Total liabilities	8,406,006	8,070,347

Commitments
Stockholders’ deficit:
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 15,058 and 15,058 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	151	151
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	72	72
Convertible preferred stock; $0.01 par value, Series D, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	565	565
Common stock; $0.001 par value; 500,000,000 shares authorized; 60,678,386 and 58,545,053 shares and issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	60,677	58,544
Additional paid in capital	34,321,569	33,568,342
Accumulated deficit	(38,821,092)	(37,762,633)

Total stockholders’ deficit	(4,438,058)	(4,134,959)
	$3,967,948	$3,935,388

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Revenues	$-	$12,100

Cost of goods sold	-	4,776

Gross margin	-	7,324

Operating Expenses
Research and development	157,078	48,921
Sales and marketing	4,828	127,049
General and administrative	715,645	583,995
Employee Stock Based Compensation	360,360	760,298
Non-Employee Stock Based Compensation	300,000	5,053,934

	1,537,911	6,574,197
Loss from operations	(1,537,911)	(6,566,873)

Other income (expense)
Financing Costs	(130,650)	-
Interest expense	(44,896)	(101,405)
Change in fair value of derivative liabilities	654,998	(2,800,570)

	479,452	(2,901,975)

Loss before income taxes	(1,058,459)	(9,468,848)

Provision for income taxes	-	-

Net loss	$(1,058,459)	$(9,468,848)

Loss per share:
Basic & Diluted	$(0.02)	$(0.42)

Weighted-average shares outstanding:
Basic & Diluted	60,291,720	22,807,514

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2013 (Unaudited)

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2012	15,058	$151	7,250	$72	56,500	$565	58,545,053	$58,544	$33,568,342	$(37,762,633)	$(4,134,959)

Proceeds from sales of common stock at $0.15 per share	-	-	-	-	-	-	133,333	133	19,867	-	20,000

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	360,360	-	360,360

Stock issued for professional services at fair market value	-	-	-	-	-	-	2,000,000	2,000	298,000	-	300,000

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	75,000	-	75,000

Net loss for the three months ended March 31, 2013	-	-	-	-	-	-	-	-	-	(1,058,459)	(1,058,459)

Balances, March 31, 2013	15,058	$151	7,250	$72	56,500	$565	60,678,386	$60,677	$34,321,569	$(38,821,092)	$(4,438,058)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,058,459)	$(9,468,848)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation issued for services in excess of proceeds	300,000	5,053,934
Employee stock compensation	360,360	760,298
Depreciation expense	84,551	3,602
Interest from original issue discount	1,126	72,141
Amortization of financing costs	55,650	-
Financing costs	75,000	-
Change in fair value of derivative liabilities	(654,998)	2,800,570

Changes in assets and liabilities:
Increase in accrued interest payable	28,770	25,795
Increase in accounts payable and accrued expenses	446,192	(53,759)
Increase in deferred income	-	570,000
Increase in accrued liabilities, related party	113,750	86,365
Net cash used in operating activities	(248,058)	(149,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party	93,350	-
Purchase of equipment and leasehold improvements	(4,271)	(1,632,960)
Cash provided by (used in) investing activities	89,079	(1,632,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000	2,044,250
Proceeds from the sales of Series D Preferred Stock, net	-	230,000
Proceeds from notes payable, net	100,000	-
Bank overdraft	3,266	-
Proceeds (Repayments) to related party advances	25,554	(25,000)
Cash provided by financing activities	148,820	2,249,250
Net change in cash	(10,159)	466,388
Cash and cash equivalents at the beginning of period	10,159	110,194
Cash and cash equivalents at the end of the period	$-	$576,582
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,000	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debenture to common stock	$-	$25,000
Conversion of note payable to common stock and warrants	$-	$500,000

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $38,821,092 and a working capital deficit of $7,881,900 as of March 31, 2013, respectively.  Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits as of March 31, 2013 and December 31, 2012.

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

Accounts Receivable

 The Company extends credit to customers without requiring collateral. The Company provides an allowance  for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of March 31, 2013 and December 31, 2012, respectively. The Company determines accounts receivable to be delinquent when collection is past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

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

Income Taxes

The Company accounts for income taxes under the liability method.  The liability method requires recognition of future tax benefits, measured by enacted rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities to the extent that realization of such benefits is “more likely than not.”  The Company’s temporary differences between financial statement and income tax reporting relate primarily to receivable reserves, depreciation expense, and operating loss carryforwards. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation.

4.	Property and Equipment

The Company’s property and equipment at March 31, 2013 and December 31, 2012 consists of the following:

	3/31/13	12/31/12
Lab equipment	$203,204	$203,204
Leasehold Improvements	2,226,181	1,954,181
Furniture & Fixtures	463,768	459,498
Computer Equipment	416,816	416,816
	3,309,969	3,033,699
Less accumulated depreciation	321,205	236,654
Property and Equipment, net	$2,988,764	$2,797,045

 Depreciation expense for the three months ended March 31, 2013 and 2012 was $84,551 and $3,602, respectively and is included in general and administrative expenses on the Company’s statement of operations.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued liabilities at March 31, 2013 and December 31, 2011 are as follows :

	3/31/13	12/31/12
Accounts payable	$1,998,102	$1,376,790
Accrued expenses and liabilities	466,811	466,811
Accrued payroll	370,545	273,667
Other	45,000	45,000
Total	$2,880,458	$2,162,268

6.	License Fees Payable

During the years ended December 31, 2012 and 2011, the Company executed various license agreements and collected an aggregate of $1,222,500 in license fees for six centers which had not yet commenced operations as of March 31, 2013. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled.  The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the consolidated balance sheet.

7.	Notes Payable

Consorteum Notes Payable

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Upon completion of the Consorteum Purchase Agreement, the Company had notes payable totaling $986,600 that were not assumed in the agreement. In the year ended December 31, 2012, two of the notes payable totaling $750,000 plus accrued interest of $152,549 were converted to common stock and warrants.

As of March 31, 2013 and December 31, 2012, the Company's notes payable and accrued interest was as follows:

	3/31/13	12/31/12
Notes Payable	$236,600	$236,600
Accrued interest	45,238	41,768
	$281,838	$278,368

Financing Arrangement

On February 20, 2013 (the "Effective Date"), the Company entered into promissory note, as amended (the “Note”) with JMJ Financial (the “Investor”), pursuant to which the Investor agreed to lend the Company up to an aggregate principal amount of $500,000 (the “Principal Sum”) for an aggregate purchase price of $450,000. The Investor provided $100,000 to the Company on the Effective Date. The Note matures one year from the date of each payment by the Investor to the Company (the “Maturity Date”).

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

The Investor may convert, beginning on the six month anniversary of the Effective Date, the outstanding principal and accrued interest on the Note into shares of the Company’s common stock, par value $0.001 per share at a conversion price per share equal to the lesser of (i) $0.16 or (ii) 60% of the lowest trade price in the 25 trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price will be subject to adjustment for, among other things, the Company’s failure to be DTC eligible and only being Xclearing deposit eligible.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2013 and December 31, 2012, the Company's notes payable and accrued interest, net of original issue discount was as follows:

	3/31/13	12/31/12
Notes Payable	$111,111	$-
Original Issue Discount, net of amortization of $1,126 and $0 as of March 31, 2013 and December 31, 2012, respectively	(9,985)	-
Accrued interest	4,900	-
	$106,026	$-

As disclosed in the subsequent events note, in August 2013 the Company was advised that the promissory note was assigned to Redwood Management, LLC.

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

As of March 31, 2013 and December 31, 2012, the outstanding balance on the secured promissory note is $199,167.

As disclosed in the subsequent events note, in August 2013 the Company was advised that the promissory note was assigned to Redwood Management, LLC.

8.	Related Party Transactions

Rent
In 2012, the Company was provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent and utilities expenses of $75,000, representing the Company’s portion of use for such for three months ended March 31, 2012.

Officer Salary
The Company has recorded a salary expense of $68,750 and $68,750 for the three months ended March 31, 2013 and 2012, respectively, related to Dr. Victor as a result of this individual serving in the capacity of the Company’s Chief Executive Officer and a salary expense totaling approximately $45,000 and $70,000 the three months ended March 31, 2013 and 2012, respectively, recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Accrued Research Fees
As of March 31, 2013 and December 31, 2012, Accrued research fees consists of fees due to Dr. Steven Victor for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes in 2011. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first.

As of March 31, 2013 and December 31, 2012, the following amounts were owed to related parties:

	March 31, 2013	December 31, 2012
Accrued salaries	$867,397	$753,647
Accrued research fees	361,000	361,000
	$1,228,397	$1,114,647

Officer Advance
From time to time, the Company has received advances from certain of its officers to meet short term working capital needs.

Cumulative advances received for working capital purposes amounted to $207,413 and $181,858 as of March 31, 2013 and December 31, 2012, respectively. These advances do not have formal repayment terms or arrangements.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Regen Agreement

On April 16, 2012, the Company entered into a technology license and administrative services agreement (the “Agreement”) with Regen Medical P.C., the medical practice which is owned by, and through which, our Chief Executive Officer, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology (“Regen Medical”). Pursuant to the Agreement, the Company, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize the Company's proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) was appointed as the exclusive manager and administrator of Regen Medical’s operations which relates to the implementation of the Company's proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) was appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The Agreement became effective as of April 16, 2012.

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

Research and Development

Research and Development costs for the three months ended March 31, 2013 and 2012 was $157,068 and $48,921, respectively, including fees accrued and payable to Regen Medical for services as the attending physician in four (4) patient cases included as part of the Company’s ongoing research of its technologies and processes in the amount of $49,500. No fees were accrued in the three months ended March 31, 2012.

As of March 31, 2013 and December 31, 2012, the following advances due to the Company from related parties:

	March 31, 2013	December 31, 2012
Regen Medical advances, net of accrued research fees due of $49,500 and $0 as of March 31, 2013 and December 31, 2012, respectively	$192,084	$285,434

	$192,084	$285,434

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Convertible Debentures

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of March 31, 2012, the Company recorded an original issue discount of $288,564 related to the value of the warrants that was amortized as interest expense over the initial one year term of the convertible debentures. During the three months ended March 31, 2012, the Company  recognized $72,141 of interest expense as a result of such amortization.

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to   charge to income of $437,013 and 3,249,215 for the three months ended March 31, 2013 and 2012, respectively. The fair value of the derivative conversion features was determined to be $150,507 and $587,520 at March 31, 2013 and December 31, 2012, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reductions to charge to income of $211,015 and $6,435,200 for the three months ended March 31, 2013 and 2012, respectively. The fair value of the derivative conversion features was determined to be $177,535 and $388,550 at March 31, 2013 and December 31, 2012, respectively.

As discussed, as a result of the Company’s Merger, the subordinated convertible debentures and warrants were assumed by the Company. The subordinated convertible debentures are convertible into an aggregate of 1,561,443 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock (at an exercise price of $0.88).

On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes. Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable. The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes. In conjunction with the agreement arrangements with the note holders, $77,744 of accrued interest was converted to 89,358 shares of the Company's common stock in the prior year ended December 31, 2012. Furthermore, a $25,000 convertible debenture and related accrued interest of $904 was converted to 29,436 shares of common stock in the prior year ended December 31, 2012.

As of March 31, 2013 and December 31, 2012, the Company's convertible debentures and accrued interest was as follows:

	3/31/13	12/31/12
Notes Payable	$1,360,000	$1,360,000
Accrued interest	69,919	49,519
	$1,429,919	$1,409,519

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Convertible Notes Payable

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

As of March 31, 2013 and December 31, 2012, the Company's convertible notes payable and accrued interest was as follows:

	3/31/13	12/31/12
Notes Payable	$500,000	$500,000
Accrued interest	15,000	15,000
	$515,000	$515,000

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

As disclosed in the subsequent events note, in July 2013 the Company was advised that the TCA note was sold to Ironridge Global IV, LTD and on August 26, 2013, the convertible note payable and accrued interest was paid in full.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Derivative Liabilities	-	-	332,022	332,022	-	-	987,020	987,020

The following table sets forth a summary of changes in fair value of our derivative liabilities for the three months ended March 31, 2013 and  year ended December 31, 2012:

	March 31, 2013	December 31, 2012

Beginning balance	987,020	14,791,291
Fair value of financial instruments at issue date	-	19,036,312
Fair value of embedded conversion feature at issue date	-	-
Change in fair value of financial instrument included in the statement of operations	(217,985)	(28,946,762)
Change in fair value of embedded conversion feature included in the statement of operations	(437,013)	(3,893,821)
	332,022	987,020

The following tables set forth a description of the financial instruments classified as derivative liabilities as of March 31, 2013 and December 31, 2012 and the assumption used to value the instruments.

Convertible Debentures

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2013		December 31, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%	105.09%	105.09%
Expected life (in years)	3.00	0.50	3.25	0.50
Expected dividend yield	-	-	-	-
Number outstanding	3,071,542	9,066,667	3,071,542	9,066,667
Fair value at issue date	$263,146	$25,418	$263,146	$25,418
Change in derivative liability for period ending	$(10,132,415)	$(4,330,834)	$(9,921,400)	$(3,893,821)
Fair value at	$177,535	$150,507	$388,250	$587,520

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2013	December 31, 2012
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	4.00	4.25
Expected dividend yield	-	-
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Change in derivative liability for the period ended March 31, 2013 and December 31, 2012, respectively	$(19,032,332)	$(19,025,362)
Fair value -derivative liability	$3,980	$10,950

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Capital Stock

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of March 31, 2013 and December 31, 2012, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,058 shares of preferred stock are issued and outstanding. Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Series C Preferred Stock

As of March 31, 2013 and December 31, 2012, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 shares of preferred stock are issued and outstanding. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series C preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series C preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of March 31, 2013 and December 31, 2012, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding. Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00.  The holders of Series D preferred stock have no voting rights.

Common Stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2013 and December 31, 2012, the Company had 60,678,386 and 58,445,053, respectively, of shares of common stock issued and outstanding.

During the period ended March 31, 2013, the Company issued the following equity instruments:

•	In January 2013, the Company issued 2,000,000 shares of its common stock for advisory services. The Company recognized the fair market value of $300,000 as an expense.

•
In February 2013, the Company entered into securities purchase agreements, pursuant to which the Company sold 66,666 units, each unit consisting of two (2) shares of the Company’s common stock, par value $0.001 per share and a warrant to purchase a share of common stock for aggregate gross proceeds of $20,000. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.45, subject to adjustment. The exercise price of the Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

13.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$$.01 - 0.25	2,400,000	$0.15	9.29	1,762,500	$0.15
$4.00	2,347,926	$4.00	8.75	1,785,422	$4.00
	4,747,926		9.02	3,547,922

A summary of the Company’s stock awards for options  as of March 31, 2013 and changes for the three months ended March 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	4,747,926	$2.05
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2013	4,747,926	2.05
Exercisable, March 31, 2013	3,547,922	2.09

No stock options were granted to employees during the three months ended March 31, 2013 and 2012, respectively.

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

There were no options exercised during the three months ended March 31, 2013 and 2012, respectively.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three months ended March 31, 2013 and 2012 was $360,360 and $760,298 respectively, net of tax effect. None of the options outstanding and unvested as of March 31, 2013 had any intrinsic value.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

The following table summarizes the changes in the warrants outstanding at March 31, 2013, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.15	1,200,000	$0.15	3.89	1,200,000	$0.15
$0.33	3,071,542	$0.33	3.11	3,071,542	$0.33
$0.45	2,566,664	$0.45	4.65	2,566,664	$0.45
$0.75 - 0.86	10,780,000	$0.75	3.85	10,780,000	$0.75
$1.00	142,500	$1.00	1.38	142,500	$1.00
$1.58	45,000	$1.58	9.00	45,000	$1.58
$2.00	2,529,200	$2.00	3.85	2,529,200	$2.00
$2.45 - 2.60	800,000	$2.50	3.76	800,000	$2.51
$3.00	750,000	$3.00	3.71	750,000	$3.00
$3.20	350,000	$3.20	3.68	350,000	$3.20
$3.75	100,000	$3.75	3.89	100,000	$3.75

	22,334,906		3.83	22,334,906

A summary of the Company’s stock awards for warrants as of March 31, 2013 and changes for the three months ended March 31, 2013 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2012	22,218,240	$1.01
Granted	1,266,666	0.17
Exercised	—	—
Expired/Cancelled	(1,150,000)	0.61
Outstanding, March 31, 2013	22,334,906	0.96
Exercisable, March 31, 2013	22,334,906	0.96

Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the three months ended March 31, 2013 and 2012 was $75,000 and $2,720,764, respectively, net of tax effect.

On March 14, 2013, in conjunction with the $20,000 equity investment, an investor agreed to exchange their respective series A and B warrants to purchase an aggregate of 400,000 shares of common Stock each at an exercise price of seventy-five cents ($.075) per share for (i) a new series A warrant to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of fifteen cents ($0.15) per share and (iii) a new series B warrant to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of fifteen cents ($0.15) per share.  The new securities issued to the February 2012 Investor was issued in accordance with Section 3(a)(9) under the Securities Act. The Company recognized the fair market value net of $75,000 as an expense.

The Company issued 1,584,200 compensatory warrants to non-employees during the three months ended March 31, 2012. The Company recognized the fair market value of $2,720,764 as an expense. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of  .12%  to 2.08%; expected lives ranging from one years to ten years.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Net Income (Loss)	$(1,058,459)	$(9,468,848)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.02)	$(0.42)
Net income (loss) per share – diluted	$(0.02)	$(0.42)

Weighted average common shares outstanding – basic & diluted	60,291,720	22,807,514

For the three months ended March 31, 2013 and 2012 common stock equivalents totaling 38,644,063 and 33,838,758, respectively, related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

15.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s chief executive officer, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease. The Company's obligation to the monthly rent payment is $33,000 per month and the remaining balance is due by Regen Medical Center, an entity owned by our chief executive officer.

The lease commenced on June 1, 2012 and expire on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under operating leases are as follows:

2013 (remainder of year)	$484,547
2014	646,062
2015	665,555
2016	679,479
2017	679,479
Thereafter	5,440,474
Total	$8,595,596

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

16.	Subsequent Events

The Company has evaluated its subsequent events through September 30, 2013, the date the financial statements were available to be issued. Except as disclosed below, there were no additional significant subsequent events requiring disclosure.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Furthermore, the Settlement Agreement provides that, for so long as Hanover or any of its affiliates hold any shares of Common Stock, Hanover and its affiliates are prohibited from, among other actions: (1) voting any shares of Common Stock owned or controlled by Hanover or its affiliates, or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the Company; or (2) engaging or participating in any actions, plans or proposals that relate to or would result in, among other things, (a) acquiring additional securities of the Company, alone or together with any other person, which would result in Hanover and its affiliates collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.99% of the Common Stock or other voting securities of the Company (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder), (b) an extraordinary corporate transaction such as a merger, reorganization or liquidation of the Company or any of its subsidiaries, (c) a sale or transfer of a material amount of assets of the Company or any of its subsidiaries, (d) changes in the present board of directors or management of the Company, (e) material changes in the capitalization or dividend policy of the Company, (f) any other material change in the Company’s business or corporate structure, (g) changes in the Company’s charter, bylaws or similar instruments or other actions which may impede the acquisition of control of the Company by any person or entity, (h) causing a class of securities of the Company to be delisted, or (i) causing a class of equity securities of the Company to become eligible for termination of registration under the Exchange Act; or (3) any actions similar to the foregoing. These prohibitions may not be modified or waived without further order of the Court

In the period from May 23, 2013 to the date of this report, the Company has issued 50,266,171 additional settlement shares pursuant to the terms of the settlement agreement.

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

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $535,833 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement.  Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to Justice Oing directly. The company's attorneys argued in court that with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

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

Redwood Management LLC Debt Assignment

On August 5, 2013, the Company was notified that certain debt holders had assigned and transferred debt agreements to Redwood Management LLC. as follows:

•	Frank loan payable to Fred Frank in the $200,000.

•	Two of the May 11, 2013 convertible debt notes holders assigned $600,000 of their notes and one note holder assigned previous advances $45,000.

The assigned debt agreements included principal and accrued interest. In conjunction with the assignment, the Company entered into a securities settlement agreement with Redwood Management LLC.  whereby Redwood agreed to acquire certain debt rights and along with the rights to common stock and conversion of certain debt securities assumed by Redwood in the aggregate of approximately $878,644.

JJK, LLC Notes Payable

On May 29, 2013 and July 26, 2013, the company issued promissory notes in the amount of $50,000 and $75,000, respectively, for advances from JJK, LLC. The terms of the note require repayment in 30 days and an annual interest rate of 10%. On July 2013, the company issued JJK, LLC 5,000,000 million shares of company common stock and an additional 2,000,000 shares of company common stock on September 26, 2013. The notes are currently due and payable.

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

Results of Operations

Three months ended March 31, 2013 Compared to Three months ended March 31, 2012

Revenue

Revenue for the three months ended March 31, 2013 and March 31, 2012 were $0 and $12,100, respectively. Revenues for the three months ended March 31, 2012 were primarily attributable fees from cases processed by licensees. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

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

Cost of goods sold and Gross Margin

Cost of goods sold for the three months ended March 31, 2013 and March 31, 2012 were $0 and $4,776, respectively.

Gross margin were $0 and $7,324 for the three months ended March 31, 2013 and 2012, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $157,078 and $48,921 for the three months ended March 31, 2013 and 2012, respectively. The principal component of research and development costs consists of services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Regen Medical, Dr. Victor's medical practice which is included as part of the ongoing research of our technology and processes. These fees totaled $49,500 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Sales and marketing expenses were $4,828 and $127,049 for the three months ended March 31, 2013 and 2012, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $715,645 and $583,995 for the three months ended March 31, 2013 and 2012, respectively. The following are the significant components of the general and administrative costs:

Salary Expense

General and administrative is comprised of salary expenses of $246,080 and $277,442 for the three months ended March 31, 2013 and 2012, respectively. Included in the salary expense and related to a significant shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $68,750 for each of the three months ended March 31, 2013 and 2012. In addition, we incurred salary expenses totaling $45,000 and $70,000 for the three months ended March 31, 2013 and 2012, respectively, to the spouse of our Chief Executive Officer and majority shareholder.

Rent and office administrative expenses

Included in general and administrative expenses are $103,800 and $75,000 of office lease and administrative costs for the three months ended March 31, 2013 and 2012, respectively. The office lease costs for our 460 Park Avenue location was approximately $96,900, net of a lease allocation of 40% of the lease costs to Regen Medical. The office lease and administrative services costs for the three months ended March 31, 2012 was $75,000 provided by and at the former facility of Regen Medical, a company owned by our chief executive officer,

Professional fees

For the three months ended March 31, 2013 and 2012, we have incurred approximately $241,000 and $105,000 in legal and professional fees primarily related the FDA compliance, public company costs and financing transactions.

Depreciation

Depreciation expense is included in general and administrative costs and amounted to $84,551 and $3,602 for the three months ended March 31, 2013 and 2012, respectively.

Stock Based Compensation.   During the three months ended March 31, 2013 and 2012, we incurred employee stock based compensation expenses of $360,360 and 760,298, respectively, for incentive stock options and common stock issued to employees. The incentive stock options were valued using the Black Scholes method.

Non-Employee Stock Based Compensation. During the three months ended March 31, 2013 and 2012, non-employee stock based compensation of $300,000 and $5,053,934 were incurred as non-cash charges, respectively. Non-employee stock based compensation is comprised as follows:

•	During the three months ended March 31, 2013, the Company issued 2,000,000 shares of its common stock for advisory services. The Company recognized the fair market value charge of $300,000.

•	During the three months ended March 31, 2012, the Company issued 1,060,001 shares of common stock shares for stock issuances for medical advisory and professional services and charged $2,333,170.

•
During the three months ended March 31, 2012, $2,720,764 was expensed due to the issuance of 1,584,200 warrants amounting in exchange for consulting and professional services from unrelated third parties.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three months ended March 31, 2013 and 2012, the Company recorded income in the amount of $654,998 and a charge to income of $2,800,570, respectively, relating to the change in value of all its derivative liabilities.

The instruments with derivative properties are as follows:

Covertible Debt - Derivative Liabilities

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of December 31, 2011, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. As of March 31, 2012, the Company has recognized $72,141 of interest expense as a result of such amortization.

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to income of $437,013 and $3,249,215 for the three months ended March 31, 2013, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $150,507 and $587,520 at March 31, 2013 and December 31, 2012, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to income of $211,015 and $6,435,200, respectively for the three months ended Mrach 31, 2013 and 2012, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $177,535 and $388,550 at March 31, 2013 and December 31, 2012, respectively.

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

We determined the value of the derivative conversion features of these debentures issued at the relevant commitment dates to be $19,036,312 utilizing a Black-Scholes valuation model.  The change in fair value of the liability for the conversion feature and warrants resulted in a reduction to income of $6,970 and $6,551,327, respectively for the three months ended March 31, 2013 and the period of the issuance date to March 31, 2012, respectively, which is included in the accompanying financial statements

Between September 5, 2012 and October 11, 2012, the February 2012 investors (including the investor that exchanged and cancelled his outstanding promissory note) agreed to certain amendments to their securities purchase agreement and exchange their respective Warrants for (i) an aggregate of 6,100,000 shares of the Company’s Common Stock  (ii) a new series A warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share and (iii) a new series B warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share.

As of March 31, 2013 and December 31, 2012, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, that were not exchanged and retained their anti-dilutive properties. The value of the derivative liability associated with the conversion feature of the warrants was $3,980 and $10,950, respectively.

Loss before income tax and Net Loss

Loss before income tax for the three months ended March 31, 2013 and 2012 was $1,058,459 and $9,468,848, respectively, which includes a reduction in charges for the non-cash change in fair value of derivative liabilities of $654,998 an a charges for the non-cash change in fair value of derivative liabilities of $2,800,570 respectively. Non-cash expense for Employee Stock Compensation of $360,360 and $760,298, respectively and non-employee stock based compensation of $300,000 and $5,053,934, respectively, as discussed above. As we continue to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2013 of $7,881,900, compared to a working capital deficit at December 31, 2012 of $6,787,734.

Our cash and cash equivalents as March 31, 2013 was $0 compared to cash balances at December 31, 2012 of $10,159. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize short term working capital advances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional equity based financings to maintain our operations.

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

Net cash used in operating activities

Net cash used in operating activities was $248,058 and $149,902 for the three months ended March 31, 2013 and 2012, respectively. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities which was offset by an increase in our accounts payable and accrued liabilities of $446,182 for the three months ended March 31, 2013 and an increases in deferred income related to our license agreements of $570,000 for the three months ended March 31, 2012.

Net cash used in investing activities

Net cash from investing activities was provided by $89,079 for the three months ended March 31, 2013 and was used in of $1,632,960 for the three months ended March 31, 2012, consisting of $0 and $83,393 for the purchase of lab equipment, $0 and $319,497 for the purchase of computer equipment, $0 and $337,055 for the purchase of furniture and fixtures and $4,271 and $893,015 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively. The lease for the facility is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice. Furthermore, $93,350 of net advances from Regen Medical was repaid during the three months ended March 31, 2013.

Net cash provided by financing activities

 Net cash provided by financing activities was $148,820 and $2,249,250 for the three months ended March 31, 2013 and 2012, respectively.  In the three months ended March 31, 2013, the Company received proceeds of $20,000 from a private placement and proceeds of $100,000 from a note payable. In the three months ended March 31, 2012, the Company received $290,000 of gross proceeds from our Series D preferred stock offering, and $2,100,000 of gross proceeds from our private placement offering. Additionally, the Company received advances of $25,554 and repaid advances from Dr. Victor in the amount of approximately $25,000 for the three months ended March 31, 2013 and 2012, respectively.

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

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $535,833 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement.  Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to Justice Oing directly. The company's attorneys argued in court that with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of March 31, 2013, the Company had executed license agreements and received $1,222,500 in license fees for six centers which had not yet commenced operations. Subsequently, the Company reclassified the license fees to Accrued Licensee Fee Liability upon the Company's cancellation of the license agreements and the determination of the amount of fees to be returned to the former licensees.

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

New Accounting Pronouncements

No accounting standards or interpretation issued recently are expected to have a material  impact on the Company's consolidated financial position, operation or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents.   Judge Oing further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto.  Finally, Judge Oing held that the balance of the $680,000 that was being held in escrow be immediately released. A hearing is scheduled for October 29, 2013.

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

Between May 23, 2013 and the date of this report, the Company issued and delivered to Hanover an aggregate of 50,266,171 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

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

BFA Litigation

On August 19, 2011, a complaint for damages (was filed by Boisseau, Felicione & Associates, Inc. (“BFA”) in the Circuit Court of the 15 th Judicial Circuit In and For Palm Beach County, Florida (the “FL Court”), Case No. 50-2011-CA-012551-XXXX-MB (AE), alleging, among other things, breach of contract under the letter retainer agreement, dated on or about May 16, 2011, by and between the Company and Plaintiff (the “BFA Agreement”).   BFA sought, among other things, damages of $55,829, prejudgment interest and court costs. On December 20, 2011, a default judgment was entered against the Company for a total of $58,135 plus post-judgment interest.  In November 2012, the parties entered into a stipulation for settlement and garnishment whereby BFA agreed to accept $58,135 in full settlement of all amounts owed to BFA in full settlement of all claims against the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unless otherwise noted, the issuances noted below are considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), provided, however, the issuance of any shares of common stock to Hanover Holdings is pursuant to the terms of a settlement agreement approved by a court order that is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

In January 2013, the Company issued 2,000,000 shares of its common stock for $300,000 of advisory services.

In February 2013, the Company entered into securities purchase agreements, pursuant to which the Company sold 66,666 units, each unit consisting of two (2) shares of the Company’s common stock, par value $0.001 per share (133,333 shares issued) and a warrant to purchase a share of common stock (66,666 warrants issued) for aggregate gross proceeds of $20,000.

In May 2013, pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 8,500,000 Settlement Shares of the Company’s common stock.

In June 2013, pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 9,850,000 Settlement Shares of the Company’s common stock.

In July 2013, pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 21,316,171 Settlement Shares of the Company’s common stock.

In July 2013, the company issued JJK, LLC 5,000,000 million shares of company common stock for compensatory financing fees.

In August 2013, pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 12,300,000 Settlement Shares of the Company’s common stock.

In September 2013, pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 6,800,000 Settlement Shares of the Company’s common stock.

In July 2013, the company issued JJK, LLC 2,000,000 million shares of company common stock for compensatory financing fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

INTELLICELL BIOSCIENCES, INC.

Date: October 1, 2013	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)