Form 10-Q
period 2013-06-30
Intellicell Biosciences, Inc.
filed 2013-10-03
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of common stock issued and outstanding as of as of September 25, 2013 was 140,839,646

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current assets:
Cash	$106	$10,159
Due from related party	66,727	285,434
Total current assets	66,833	295,593

Property & Equipment - net of accumulated depreciation of $418,106 and $236,654 as of June 30, 2013 and December 31, 2012	2,891,863	2,797,045
Deposit - License Agreement with related party	100,000	100,000
Financing Fees, net of accumulated amortization of $222,600 and $129,850 as of June 30, 2013 and December 31, 2012, respectively	-	92,750
Restricted cash for security deposit	650,000	650,000
	$3,708,696	$3,935,388
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Convertible debentures and accrued interest, net of debt discount	$1,450,319	$1,409,519
Notes payable and accrued interest, net of debt discount	725,380	477,535
Accounts payable and accrued expenses	2,719,348	2,162,268
Accrued loss on debt conversion	2,267,500	-
License fee payable	1,222,500	1,222,500
Convertible promissory note and accrued interest	530,000	515,000
Advances, related party	238,044	181,858
Accrued liabilities, related party	1,339,647	1,114,647
Total current liabilities	10,492,738	7,083,327

Long term liabilities - Derivative liabilities	82,457	987,020

Total liabilities	10,575,195	8,070,347

Commitments
Stockholders’ deficit:
Convertible preferred stock; $0.01 par value, Series B, 21,000 shares authorized, 15,058 and 15,058 issued and outstanding at June 30, 2012 and December 31, 2012, respectively	151	151
Convertible preferred stock; $0.01 par value, Series C, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	72	72
Convertible preferred stock; $0.01 par value, Series D, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	565	565
Common stock; $0.001 par value; 500,000,000 shares authorized; 79,028,386 and 58,545,053 shares and issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	79,028	58,544
Additional paid in capital	35,790,853	33,568,342
Accumulated deficit	(42,737,168)	(37,762,633)

Total stockholders’ deficit	(6,866,499)	(4,134,959)
	$3,708,696	$3,935,388

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$-	$6,769	$-	$18,869
Revenues - related party	-	150,000	-	150,000
Total revenue		156,769		168,869

Cost of Goods Sold	-	172,472	-	177,248
Gross Profit	-	(15,703)	-	(8,379)

Operating Expenses:
Research and development	344,725	74,528	501,803	123,449
Sales and marketing	-	146,468	4,828	273,517
General and administrative	547,473	519,133	1,263,119	1,103,128
Employee Stock Based Compensation	342,135	1,098,161	702,495	1,858,459
Non-Employee Stock Based Compensation	-	2,973,420	300,000	8,027,354
Total Operating Expense	1,234,333	4,811,710	2,772,245	11,385,907

Loss from operations	(1,234,333)	(4,827,413)	(2,772,245)	(11,394,286)

Other Income (Expenses):
Loss on conversion of debt to equity	(2,845,458)	-	(2,845,458)	-
Interest Expense	(48,749)	(33,733)	(93,645)	(135,138)
Financing Costs	(37,100)	(18,550)	(167,750)	(18,550)
Change in fair value of derivative liabilities	249,565	15,881,264	904,563	13,080,694

Total Other Income (Expenses)	(2,681,742)	15,828,981	(2,202,290)	12,927,006

Income (Loss) Before Income Taxes	(3,916,075)	11,001,568	(4,974,535)	1,532,720

Provision for Income Taxes	-	-	-	-

Net Income (loss)	$(3,916,075)	$11,001,568	$(4,974,535)	$1,532,720

Loss per share:
Basic	$(0.06)	$0.40	$(0.08)	$0.06
Diluted	$(0.06)	$0.17	$(0.08)	$0.02
Weighted Average shares outstanding
Basic	65,540,474	27,810,172	62,920,596	25,298,312
Diluted	65,540,474	63,922,597	62,920,596	61,391,011

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013
(Unaudited)

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2012	15, 058	$151	7,250	$72	56,500	$565	58,545,053	$58,544	$33,568,342	$(37,762,633)	$(4,134,959)

Proceeds from sales of common stock at $0.15 per share	-	-	-	-	-	-	133,333	134	19,866	-	20,000

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	702,495	-	702,495

Stock issued for professional services at fair market value	-	-	-	-	-	-	2,000,000	2,000	298,000	-	300,000

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	75,000	-	75,000

Stock issued for the payment of accounts payable	-	-	-	-	-	-	18,350,000	18,350	1,127,150	-	1,145,500

Net loss for the six months ended June 30, 2013	-	-	-	-	-	-	-	-	-	(4, 974,535)	(4,974,535)

Balances, June 30, 2013	15,058	$151	7,250	$72	56,500	$565	79,028,386	$79,028	$35,790,853	$(42,737,168)	$(6,866,499)

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
	(Unaudited) For the six months ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,974,535)	$1,532,720

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation issued for services in excess of proceeds	300,000	8,027,354
Employee stock compensation	702,495	1,858,459
Loss on the conversion of accounts payable to common stock	2,845,458	-
Depreciation expense	181,453	10,885
Amortization of financing costs	92,750	18,550
Financing costs	75,000	-
Interest from original issue discount on convertible debentures	1,126	72,141
Change in fair value of derivative liabilities	(904,563)	(13,080,694)

Changes in assets and liabilities:
Decrease in accounts receivable	-	(150,000)
Increase in accounts payable and accrued expenses	825,682	195,165
Increase in accrued interest payable	77,519	-
Increase in deferred income	-	720,000
Increase in accrued liabilities, related party	251,940	154,685
Net cash used in operating activities	(525,675)	(640,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(4,271)	(2,117,715)
	-	-
Cash used in investing activities	(4,721)	(2,117,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000	2,044,250
Proceeds from the sales of Series D Preferred Stock, net of fees	-	230,000
Proceeds from issuance of convertible debenture, net of fees	-	387,400
Proceeds (repayments) to related party advances	274,893	(25,000)
Bank overdraft	-	11,606
Proceeds from notes payable	225,000	-
Cash provided by financing activities	519,893	2,648,256
Net change in cash	(10,053)	(110,194)
Cash and cash equivalents at the beginning of period	10,159	110,194
Cash and cash equivalents at the end of the period	$106	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,000	$-
Cash paid for taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts payable and accrued expenses to common stock	$567,542	$-
Conversion of convertible debenture and accrued interest to common stock	$-	$103,648
Conversion of note payable to common stock and warrants	$500,000	$500,000
Original issue discount attributed with a note payable	$11,111	$-

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,790,853 and a working capital deficit of $10,425,905 as of June 30, 2013, respectively. Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible. The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits as of June 30, 2013 and December 31, 2012.

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

Accounts Receivable

The Company extends credit to customers without requiring collateral. The Company provides an allowance for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of June 30, 2013 and December 31, 2012, respectively. The Company determines accounts receivable to be delinquent when collection is past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

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

Income Taxes

The Company accounts for income taxes under the liability method. The liability method requires recognition of future tax benefits, measured by enacted rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities to the extent that realization of such benefits is “more likely than not.” The Company’s temporary differences between financial statement and income tax reporting relate primarily to receivable reserves, depreciation expense, and operating loss carry forwards. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation.

4.	Property and Equipment

The Company’s property and equipment at June 30, 2013 and December 31, 2012 consists of the following:

	6/30/13	12/31/12
Lab equipment	$203,204	$203,204
Leasehold Improvements	2,226,181	1,954,181
Furniture & Fixtures	463,769	459,498
Computer Equipment	416,816	416,816
	3,309,970	3,033,699
Less accumulated depreciation	418,107	236,654
Property and Equipment, net	$2,891,863	$2,797,045

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was $96,901 and $181,453 and $7,283 and $10,885, respectively and is included in general and administrative expenses on the Company’s statement of operations.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2013 and December 31, 2012 are as follows :

	6/30/13	12/31/12
Accounts payable	$1,797,732	$1,376,790
Accrued expenses and liabilities	439,871	466,811
Accrued payroll	436,745	273,667
Other	45,000	45,000
Total	$2,719,348	$2,162,268

6.	License Fees Payable

During the years ended December 31, 2012 and 2011, the Company executed various license agreements and collected an aggregate of $1,222,500 in license fees for six centers which had not yet commenced operations as of June 30, 2013. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled. The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the consolidated balance sheet.

7.	Notes Payable

	6/30/13	12/31/12
Consorteum notes payable, including accrued interest of $48,709 and $41,768 as of June 30, 2013 and December 31, 2012, respectively	$285,309	$278,368
Frank Loan	199,167	199,167
JMJ Financial note payable, including accrued interest of $12,000 and $0 and net of debt discount of $7,207 and $0 as of June 30, 2013 and December 31, 2012, respectively	115,904	-
JJK, LLC notes payable	125,000	-
	$725,380	$477,535

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
In the period ending June 30, 2012, a $375,000 notes payable and accrued interest of $152,549 was converted to common stock and warrants as part of the February 2012 private placement. Furthermore, in the year ended December 31, 2012, another note payable totaling $375,000 was converted to common stock and warrants. As of June 30, 2013 and December 31, 2012, the balance of the Company's notes payable amounted to $236,600 and accrued interest amounted to $48,709 and $41,768, respectively.

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

As of June 30, 2013 and December 31, 2012, the outstanding balance on the secured promissory note is $199,167.

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

As of June 30, 2013, the Company's notes payable amounted to $111,111 plus accrued interest of $12,000, net of original issue discount of $7,207 totaling $115,904.

As disclosed in the subsequent events note, in August 2013 the Company was advised that the promissory note was assigned to Redwood Management, LLC.

JJK, LLC Notes Payable

On May 29, 2013 and June 26, 2013, the company issued promissory notes in the amount of $50,000 and $75,000, respectively, for advances from JJK, LLC. The terms of the note require repayment in 30 days and an annual interest rate of 10%. In July 2013, the company issued JJK, LLC 5,000,000 million shares of company common stock and an additional 2,000,000 shares of company common stock on September 26, 2013. The notes are currently due and payable.

As of June 30, 2013, the Company's JJK, LLC notes payable amounted to $125,000.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Related Party Transactions

Rent
In 2012, the Company was provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent, administrative, and office overhead expenses of $75,000 and $150,000 representing the Company’s portion of use for the three and six months ended June 30, 2012, respectively.

Officer Salary
The Company has recorded a salary expense of $68,750 and $137,500 for each of the three and six months ended June 30, 2013 and 2012 for Dr. Victor as a result of his serving in the capacity of the Company’s Chief Executive Officer and a salary expense totaling approximately $43,750 and $87,500 and $43,750 and $113,750 for the three and six months ended June 30, 2013 and 2012, respectively, recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Research and Development
As of June 30, 2013 and December 31, 2012, Accrued research fees consists of fees due to Dr. Steven Victor for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes in 2011. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first.

As of June 30, 2013 and December 31, 2012, the following amounts were owed to related parties:

	June 30, 2013	December 31, 2012
Accrued salaries	$978,647	$753,647
Accrued research fees	361,000	361,000
	$1,339,647	$1,114,647

Officer Advance
From time to time, the Company has received advances from one of its officers to meet short term working capital needs.

Cumulative advances received for working capital purposes amounted to $238,044 and $181,858 as of June 30, 2013 and December 31, 2012, respectively. These advances do not have formal repayment terms or arrangements.

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

Research and Development
Research and Development costs for the three and six months ended June 30, 2013 and 2012 was $344,725 and $501,803 and $74,528 and $123,449, respectively, including fees accrued and payable to Regen Medical for services as the attending physician in fifteen (15) patient cases included as part of the Company’s ongoing research of its technologies and processes in the amount of $237,500 and $287,000 for the three and six months ended June 30, 2013, respectively. No fees were accrued in the six months ending June 30, 2012.

As of June 30, 2013 and December 31, 2012, the following advances due to the Company from related parties:

	June 30, 2013	December 31, 2012
Regen Medical advances, net of accrued research fees due of $287,000 and $0 as of June 30, 2013 and December 31, 2012, respectively	$66,727	$285,434

	$66,727	$285,434

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Convertible Debentures

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share. The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of June 30, 2013, the Company recorded an original issue discount of $288,564 related to the value of the warrants that was amortized as interest expense over the initial one year term of the convertible debentures. During the three and six months ended June 30, 2012, the Company recognized $0 and $72,141 of interest expense as a result of the amortization.

The Company accounted for the conversion features underlying the convertible debentures issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to charge to income of $132,373 and $569,387 during the three and six months ended June 30, 2013 and $1,222,927 and $4,472,141 during the three and six months ended June 30, 2012. The fair value of the derivative conversion features was determined to be $18,133 and $587,520 at June 30, 2013 and December 31, 2012, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $114,261 and $325,276 during the three and six months ended June 30, 2013 and $3,495,722 and $9,930,922 during the three and six months ended June 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $ 63,274 and $388,550 at June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company's convertible debentures and accrued interest was as follows:

	6/30/13	12/31/12
Notes Payable	$1,360,000	$1,360,000
Accrued interest	90,319	49,519
	$1,450,319	$1,409,519

10.	Convertible Notes Payable

Convertible Promissory Note

On June 7, 2012, the Company issued the Convertible Note in favor of TCA Global Master Fund, L.P. ("TCA"). The maturity date of the Convertible Note was June 7, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

As of June 30, 2013 and December 31, 2012, the Company's convertible notes payable and accrued interest was as follows:

	6/30/13	12/31/12
Notes Payable	$500,000	$500,000
Accrued interest	30,000	15,000
	$530,000	$515,000

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

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Derivative Liabilities	-	-	82,457	82,457	-	-	987,020	987,020

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended June 30, 2013 and year ended December 31, 2012:

	June 30, 2013	December 31, 2012

Beginning balance	987,020	14,791,291
Fair value of financial instruments at issue date	-	19,036,312
Fair value of embedded conversion feature at issue date	-	-
Change in fair value of financial instrument included in the statement of operations	(335,176)	(28,946,762)
Change in fair value of embedded conversion feature included in the statement of operations	(569,387)	(3,893,821)
	82,457	987,020

The following tables set forth a description of the financial instruments classified as derivative liabilities as of June 30, 2013 and December 31, 2012 and the assumption used to value the instruments.

Convertible Debentures

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2013		December 31, 2012
	Embedded Detachable Warrants	Embedded Conversion Feature	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3.00%	3.00%	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%	105.09%	105.09%
Expected life (in years)	2.75	0.50	3.25	0.50
Expected dividend yield	-	-	-	-
Number outstanding	3,071,542	9,066,667	3,071,542	9,066,667
Fair value at issue date	$263,146	$25,418	$263,146	$25,418
Change in derivative liability for period ending June 30, 2013 and December 31, 2012, respectively	$(10,246,676)	$(4,463,208)	$(9,921,400)	$(3,893,821)
Fair value at	$63,274	$18,133	$388,250	$587,520

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2013	December 31, 2012
Risk free interest rate	3.00%	3.00%
Expected volatility (peer group)	105.09%	105.09%
Expected life (in years)	3.75	4.25
Expected dividend yield	-	-
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Change in derivative liability for period ending June 30, 2013 and December 31, 2012, respectively	$(19,035,262)	$(19,025,362)
Fair value -derivative liability	$1,050	$10,950

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Capital Stock

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of June 30, 2013 and December 31, 2012, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,058 shares of preferred stock are issued and outstanding. Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Series C Preferred Stock

As of June 30, 2013 and December 31, 2012, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 shares of preferred stock are issued and outstanding. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series C preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series C preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of June 30, 2013 and December 31, 2012, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding. Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances. As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor. The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years. Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances. The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00. The holders of Series D preferred stock have no voting rights.

Common Stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2013 and December 31, 2012, the Company had 79,028,386 and 58,445,053, respectively, of shares of common stock issued and outstanding.
During the period ended June 30, 2013, the Company issued the following equity instruments:

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

•
In May 2013, pursuant to the terms of the Hanover Holdings Settlement Agreement approved by the court order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 8,500,000 Settlement Shares of the Company’s common stock. The matter is further discussed in litigation section of Note 15, "Commitments".

•	In June 2013, the Company issued Hanover Holdings, Inc. an additional 9,850,000 of common stock for additional Settlement Agreement shares.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$$.01 - 0.25	1,775,000	$0.15	9.07	1,762,500	$0.15
$4.00	2,347,926	$4.00	8.50	1,879,173	$4.00
	4,122,926		8.74	3,641,673

A summary of the Company’s stock awards for options as of June 30, 2013 and changes for the six months ended June 30, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	4,747,926	$1.48
Granted	—	—
Exercised	—	—
Expired/Cancelled	(625,000)	0.16
Outstanding, June 30, 2013	4,122,926	2.34
Exercisable, June 30, 2013	3,641,673	2.14

The weighted-average fair value of stock options granted to employees during the six months ended June 30, 2012 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

June 30, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.35% to 1.61%
Expected stock price volatility	105%
Expected dividend payout	-
Expected option life (in years)	3.0 to 10.0
Expected forfeiture rate	-
Fair value per share of options granted	$0.46

No stock options were granted to employees during the six months ended June 30, 2013.

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

There were no options issued or exercised during the six months ended June 30, 2013 and 2012, respectively.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and six months ended June 30, 2013 amounted to $342,135 and $702,495 and for the three and six months ended June 30, 2012 amounted $1,098,161 and $1,858,459,respectively, net of tax effect. None of the options outstanding and unvested as of June 30, 2013 had any intrinsic value.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants

The following table summarizes the changes in the warrants outstanding at June 30, 2013, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.15	1,200,000	$0.15	3.64	1,200,000	$0.15
$0.33	3,071,542	$0.33	2.86	3,071,542	$0.33
$0.45	2,566,664	$0.45	4.41	2,566,664	$0.45
$0.75 - 0.86	10,780,000	$0.75	3.60	10,780,000	$0.75
$1.00	92,500	$1.00	1.74	92,500	$1.00
$1.58	45,000	$1.58	8.75	45,000	$1.58
$2.00	2,529,200	$2.00	3.60	2,529,200	$2.00
$2.45 - 2.60	800,000	$2.51	3.51	800,000	$2.51
$3.00	750,000	$3.00	3.46	750,000	$3.00
$3.20	350,000	$3.20	3.43	350,000	$3.20
$3.75	100,000	$3.75	3.64	100,000	$3.75

	22,284,906		3.59	22,284,906

A summary of the Company’s stock awards for warrants as of June 30, 2013 and changes for the six months ended June 30, 2013 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2012	22,218,240	$1.01
Granted	1,266,666	0.17
Exercised	—	—
Expired/Cancelled	(1,200,000)	0.63
Outstanding, June 30, 2013	22,284,906	0.96
Exercisable, June 30, 2013	22,284,906	0.96

Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the three months and six months ended June 30, 2013 and 2012 was$75,000 and $75,000 and $0 and $2,720,764, respectively, net of tax effect.

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

The Company issued 1,584,200 compensatory warrants to non-employees during the six months ended June 30, 2012. The Company recognized the fair market value of $2,720,764 as an expense.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of .12% to 2.08%; expected lives ranging from one years to ten years. Total non-employee stock-based compensation expense in connection with warrants recognized for the six months ended June 30, 2013 and 2012 was $0 and $2,720,764, respectively, net of tax effect.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Net Income (Loss)	$(3,916,075)	$(4,974,534)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.06)	$(0.08)
Net income (loss) per share – diluted	$(0.06)	$(0.08)

Weighted average common shares outstanding – basic & diluted	65,540,474	62,920,596

For the three and six months ended June 30, 2013 common stock equivalents totaling 47,298,909 and 47,297,909,respectively, related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Net Income (Loss)	$11,001,568	$1,532,720

Net income (loss) per share:
Net income (loss) per share – basic	$.40	$.06
Net income (loss) per share – diluted	$.17	$.02

Weighted average common shares outstanding – basic	27,810,172	25,298,312
Weighted average common shares outstanding – diluted	63,922,597	61,391,011

15.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s chief executive officer, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease. The Company's obligations to the monthly rent payment is $33,000 per month and the remaining balance is due from Regen Medical Center, an entity owned by our chief executive officer.

The lease commenced on June 1, 2012 and expire on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under operating leases are as follows:

2013 (remainder of year)	$323,031
2014	646,062
2015	665,555
2016	679,479
2017	679,479
Thereafter	5,440,474
Total	$8,434,080

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On May 21, 2013, the Supreme Court of the State of New York, County of New York (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between Intellicell Biosciences, Inc., a Nevada corporation (the “Company”), and Hanover Holdings I, LLC, a New York limited liability company (“Hanover”), in the matter entitled Hanover Holdings I, LLC v. Intellicell Biosciences, Inc., Case No. 651709/2013 (the “Action”). Hanover commenced the Action against the Company on May 10, 2013 to recover an aggregate of $706,765 of past-due accounts payable of the Company, which Hanover had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between Hanover and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain construction, architectural, accounting, legal and financial services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on May 21, 2013.

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

The Company has issued a total of 9,850,000 Additional Settlement shares during the period ended June 30, 2013. Subsequently, as of October 3, 2013, the Company has issued 40,416,171 additional Settlement Shares pursuant to the terms of the settlement agreement. The Company has expensed a loss on settlement shares of $2,845,458 for the three and six months ended June 30, 2013 for the additional issuances of which $2,267,500 has been accrued at June 30, 2013 for the estimated value of unissued shares.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Subsequent Events

The Company has evaluated its subsequent events from the balance sheet date through the date the accompanying consolidated financial statements became available to be issued. There were no significant subsequent events, except as described below.

Hanover Holdings, Inc.

In the period from June 30, 2013 to the date of this report, the Company has issued 40,416,171 additional Settlement Shares pursuant to the terms of the settlement agreement. The Company has expensed a loss on settlement shares of $2,845,458 for the three and six months ended June 30, 2013 for the additional issuances of which $2,267,500 has been accrued at June 30, 2013 for the estimated value of unissued shares.

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

Redwood Management LLC Debt Assignment

On August 5, 2013, the Company was notified that certain debt holders had assigned and transferred debt agreements to Redwood Management LLC. as follows:

•	Frank loan payable in the amount of $200,000.

•	Two of the May 11, 2013 convertible debt notes holders assigned $600,000 of their notes and one note holder assigned previous advances $45,000.

The assigned debt agreements included principal and accrued interest. In conjunction with the assignment, the Company entered into a securities settlement agreement with Redwood Management LLC whereby Redwood agreed to acquire certain debt rights and along with the rights to common stock and conversion of certain debt securities assumed by Redwood in the aggregate of approximately $878,644.

JJK, LLC Notes Payable

On May 29, 2013 and June 26, 2013, the company issued promissory notes in the amount of $50,000 and $75,000, respectively, for advances from JJK, LLC. The terms of the note require repayment in 30 days and an annual interest rate of 10%. In July 2013, the company issued JJK, LLC 5,000,000 million shares of company common stock and an additional 2,000,000 shares of company common stock on September 26, 2013. The notes are currently due and payable.

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

Results of Operations

Three Months and Six Months ended June 30, 2013 compared to the Three and Six Months ended June 30, 2012

Revenue

Revenue for the three and six months ended June 30, 2013 was $0 and $0 compared to $156,769 and $168,869 for the three and six months ended June 30, 2012, respectively. Revenues were primarily attributable fees from cases processed by licensees. The related party revenue was earned in accordance with the former Regen Medical Technology license and administrative services agreement dated April 16, 2012. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process. Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

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

Cost of goods sold and Gross Margin

Cost of goods sold were $0 for the three and six months ended June 30, 2013, compared to $172,472 and $177,248 for the three and six months ended June 30, 2012, respectively.

Gross margin were $0 for the three and six months ended June 30, 2013 compared to ($15,703) and $(8,379),for the three and six months ended June 30, 2012, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $344,725 and $501,803 for the three and six months ended June 30, 2013, respectively, compared to $74,528 and $123,449 for the three and six months ended June 30, 2012, respectively. The principal component of research and development costs consist of services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Regen Medical, Dr. Victor's medical practice, which is part of the ongoing research of our technology and processes. These fees totaled $237,500 and $287,000 for the three and six months ended June 30, 2013 and $0 for the three and six months ended June 30, 2012, respectively.

Sales and marketing expenses were $0 and $4,828 and $146,468 and $273,517 for the three and six months ended June 30, 2013 and 2012, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $547,473 and $1,263,119 and $519,133 and $1,103,128 for the three and six months ended June 30, 2013 and 2012, respectively.The following are the significant components of the general and administrative costs:

Salary Expense

General and administrative is comprised of salary expenses for the three and six months ended June 30, 2013 and 2012, we incurred salary expenses of $188,618 and $434,698 and $206,711 and $484,153, respectively. Included in the salary expense and related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $68,750 and $137,500 for the three and six months end June 30, 2013 and $68,750 and $137,500 for the three and six months ending June 30, 2012, respectively. In addition, salary expenses totaling $45,000 and $90,000 for the three and six months ending June 30, 2013 and $45,000 and $115,000 for the three and six months ending June 30, 2012, respectively, to the spouse of our Chief Executive Officer and majority shareholder.

Rent and office administrative expenses

Included in general and administrative expenses are $103,800 and $207,600 and $75,000 and $150,000 of costs for the three and six months ended June 30, 2013 and 2012, respectively. The office lease costs for our 460 Park Avenue location was approximately $96,900, net of a lease allocation of 40% of the lease costs to Regen Medical. The office lease and administrative services costs for the three and six months ended June 30, 2012 was $75,000 and $150,000 provided by and at the former facility of Regen Medical, a company owned by our chief executive officer.

Professional fees

For the three and six months ended June 30, 2013 and 2012, we have incurred approximately $165,233 and $397,088 and $65,103 and $170,103 in legal and professional fees, respectively. This is primarily related to the FDA compliance, public company costs and financing transactions.

Depreciation

Depreciation expense is included in general and administrative costs. For the three and six months ended June 30, 2013 and 2012, we have incurred $96,901 and $181,452 and $7,283 and $10,885, respectively.

Stock Based Compensation. During the three and six months ended June 30, 2013, we incurred employee stock based compensation expenses of $342,135 and $702,495 from the issuances of employee incentive stock options, respectively. For the three and six months ended June 30, 2012, we incurred employee stock based compensation charges of $1,098,161 and $1,858,459, respectively The incentive stock options were valued using the Black Scholes method.

Non-Employee Stock Based Compensation. During the three and six months ended June 30, 2013 we incurred non-cash non-employee stock based compensation charges of $0 and $300,000, respectively. For the three and six months ended June 30, 2012, we incurred non-cash non-employee stock based compensation charges of $2,973,420 and $8,027,354, respectively. Non-employee stock based compensation is comprised as follows:

•	During the six months ended June 30, 2013, the Company issued 2,000,000 shares of its common stock for advisory services. The Company recognized the fair market value charge of $300,000.

•
During the three and six months ended June 30, 2012, the Company issued 2,214,000 and 3,274,001 shares of common stock for stock issuances for medical advisory and professional services and charged $2,958,367 and $5,291,537, respectively.

•
During the three and six months ended June 30, 2012, $0 and $2,720,764 was expensed due to the issuance of 1,584,200 warrants amounting in exchange for consulting and professional services from unrelated third parties. The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

•	During the three and six months ended June 30, 2012, the Company issued 50,000 shares of non-employee stock options for professional services and charged $15,053, respectively.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three and six months ended June 30, 2013 and 2012, the Company recorded income in the amount of $249,565 and $904,563 and $15,881,264 and $13,080,694, respectively, relating to the change in value of all its derivative liabilities.

The instruments with derivative properties are as follows:

Convertible Debt - Derivative Liabilities

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share. The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of December 31, 2011, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. As of June 30, 2012, the Company has recognized $72,141 of interest expense as a result of such amortization.

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to charge to income of $132,373 and $569,387 during the three and six months ended June 30, 2013 and $1,222,927 and $4,472,141 during the three and six months ended June 30, 2012. The fair value of the derivative conversion features was determined to be $18,133 and $587,520 at June 30, 2013 and December 31, 2012, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $114,261 and $325,276 during the three and six months ended June 30, 2013 and $3,495,722 and $9,930,922 during the three and six months ended June 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $ 63,274 and $388,550 at June 30, 2013 and December 31, 2012, respectively.

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

We determined the value of the derivative conversion features of these debentures issued at the relevant commitment dates to be $19,036,312 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature and warrants resulted in a reduction to income of $2,930 and $9,900 for the three and six months ended June 30, 2013, respectively and $11,378,384 for the three months ending June 30, 2012 and $17,929,711 the period of the issuance date to June 30, 2012, respectively, which is included in the accompanying financial statements

Between September 5, 2012 and October 11, 2012, the February 2012 investors (including the investor that exchanged and cancelled his outstanding promissory note) agreed to certain amendments to their securities purchase agreement and exchange their respective Warrants for (i) an aggregate of 6,100,000 shares of the Company’s Common Stock (ii) a new series A warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share and (iii) a new series B warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share.

As of June 30, 2013 and December 31, 2012, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, that were not exchanged and retained their anti-dilutive properties. The value of the derivative liability associated with the conversion feature of the warrants was $1,050 and $10,950, respectively.

Net Income (Loss) before income tax and Net Income (Loss)

Net loss before income tax for the three and six months ended June 30, 2013 was $3,916,075 and $4,974,535, respectively, which includes a reduction in charges for the non-cash change in fair value of derivative liabilities of $249,565 and $904,563, respectively, non-cash expense for Employee Stock Compensation of $342,135 and $702,495, respectively and non-employee stock based compensation of $0 and $300,000, respectively, as discussed above. Net income before income tax for the three and six months ended June 30, 2012 was $11,001,568 and $1,532,720, respectively, which includes a reduction in charges for the non-cash change in fair value of derivative liabilities of $15,881,264 and $13,080,694, respectively, and non-employee stock compensation of $2,973,420 and $8,027,354, respectively, and non-cash expense for Employee Stock Compensation of $1,098,161 and $1,858,459, respectively. As we continue to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of June 30, 2013 of $10,425,905 compared to a working capital deficit at December 31, 2012 of $6,787,734.

Our cash and cash equivalents as June 30, 2013 was $106, compared to cash balances at December 31, 2012 of $10,159. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize short term working capital advances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional equity based financings to maintain our operations.

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

Net cash used in operating activities

Net cash used in operating activities was $525,675 and $640,735 for the six months ended June 30, 2013 and 2012, respectively. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services, loss on the conversion of accounts payable to common stock and changes in the fair value of our derivative liabilities which was offset by an increase in our accounts payable of $825,682 and 195,165, an increase in deferred income related to our license agreements of $0 and $720,000 and an increase in accrued liabilities of $251,940 and $154,685 primarily related to working capital advances and accrued salary payable for the six months ended June 30, 2013 and 2012, respectively

Net cash used in investing activities

Net cash used in investing activities was $4,271 and $2,117,715 for the six months ended June 30, 2013 and 2012, respectively, consisting of $0 and $85,514 for the purchase of lab equipment, $0 and $384,866 for the purchase of computer equipment, $4,271 and $425,553 for the purchase of furniture and fixtures and $0 and $1,221,782 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively. The lease for the facility is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice.

Net cash provided by financing activities

Net cash provided by financing activities was $519,893 and $2,648,256 for the six months ended June 30, 2013 and 2012, respectively. In the six months ended June 30, 2013, the Company received proceeds of $20,000 from a private placement, proceeds of $225,000 from note payables and proceeds of $274,893 from related party advances. In the six months ending June 30, 2012, the Company received $230,000 of net proceeds from our Series D preferred stock offering, $2,044,250 of net proceeds from our private placement offering and $387,400, net of fees, for a convertible promissory note. Additionally, the Company repaid advances to related parties in the amount of approximately $25,000.

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

JJK, LLC notes payable

On May 29, 2013 and June 26, 2013, the company issued promissory notes in the amount of $50,000 and $75,000, respectively, for advances from JJK, LLC. The terms of the note require repayment in 30 days and an annual interest rate of 10%. In July 2013, the company issued JJK, LLC 5,000,000 million shares of company common stock and an additional 2,000,000 shares of company common stock on September 26, 2013. The notes are currently due and payable. As of June 30, 2013, the Company's notes payable amounted to $125,000.

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
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

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

INTELLICELL BIOSCIENCES, INC.

Date: October 3, 2013	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)