Form 10-Q/A
period 2013-06-30
Intellicell Biosciences, Inc.
filed 2013-10-16
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
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

EXPLANATORY NOTE

 We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 (the “Form 10-Q”), originally filed on October 3, 2013 with the Securities and Exchange Commission, solely for the purposes of  (i) correcting an error on the cover page which stated we had not filed all reports required to be filed during the preceding twelve (12) months and (ii) correct the references to the securities law exemptions relied upon in the first paragraph under Part II, Item II “Unregistered Sales of Equity Securities and Use of Proceeds.”

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q except as described above.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q/A

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,790,853 and a working capital deficit of $10,425,905 as of June 30, 2013, respectively. The Company has not generated any revenues from its technology during the six months ended June 30, 2013and does not have any near term prospects to generate revenue.  In addition, the Company is in default on certain of its loans.  Losses are anticipated in the continued development of its business assuming the Company is able to raise the financing necessary to continue its research and development.  These factors raise, substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon a number of factors, including generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional liquidity on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

On May 21, 2013, the Supreme Court of the State of New York, County of New York (the “Court”), entered an order (the “ Order ”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “ Securities Act ”), in accordance with a stipulation of settlement (the “ Settlement Agreement ”) between Intellicell Biosciences, Inc., a Nevada corporation (the “ Company ”), and Hanover Holdings I, LLC, a New York limited liability company (“ Hanover ”), in the matter entitled  Hanover Holdings I, LLC v. Intellicell Biosciences, Inc. , Case No. 651709/2013 (the “ Action ”). Hanover commenced the Action against the Company on May 10, 2013 to recover an aggregate of $706,765 of past-due accounts payable of the Company, which Hanover had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between Hanover and each of such vendors (the “ Assigned Accounts ”), plus fees and costs (the “ Claim ”). The Assigned Accounts relate to certain construction, architectural, accounting, legal and financial services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on May 21, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover 8,500,000 shares (the “ Settlement Shares ”) of the Company’s common stock, $0.001 par value (the “ Common Stock ”). Giving effect to such issuance, the Settlement Shares represent approximately 9.93% of the total number of shares of Common Stock presently outstanding. The Settlement Agreement provides that the Settlement Shares will be subject to adjustment on the trading day immediately following the Calculation Period (as defined below) to reflect the intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement be based upon a specified discount to the trading volume weighted average price (the “ VWAP ”) of the Common Stock for a specified period of time subsequent to the Court’s entry of the Order. Specifically, the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement shall be equal to the sum of: (i) the quotient obtained by dividing (A) $706,765.38 by (B) 55% of the average of the lowest 10 VWAPs of the Common Stock over the 80-consecutive trading day period immediately following the date of issuance of the initial Settlement Shares (or such shorter trading-day period as may be determined by Hanover in its sole discretion by delivery of written notice to the Company) (the “ Calculation Period ”); (ii) the quotient obtained by dividing (A) the total dollar amount of legal fees and expenses incurred in connection with the Action, which shall not exceed $57,500 (less $5,000 heretofore paid by the Company) by (B) the VWAP of the Common Stock over the Calculation Period; and (iii) the quotient obtained by dividing (A) agent fees of $35,338.27 by (B) the VWAP of the Common Stock over the Calculation Period, rounded up to the nearest whole share (the “ VWAP Shares ”). As a result, the Company ultimately may be required to issue to Hanover substantially more shares of Common Stock than the number of Settlement Shares initially issued (subject to the limitations described below). The Settlement Agreement further provides that if, at any time and from time to time during the Calculation Period, Hanover reasonably believes that the total number of Settlement Shares previously issued to Hanover shall be less than the total number of VWAP Shares to be issued to Hanover or its designee in connection with the Settlement Agreement, Hanover may, in its sole discretion, deliver one or more written notices to the Company, at any time and from time to time during the Calculation Period, requesting that a specified number of additional shares of Common Stock promptly be issued and delivered to Hanover or its designee (subject to the limitations described below), and the Company will upon such request reserve and issue the number of additional shares of Common Stock requested to be so issued and delivered in the notice (all of which additional shares shall be considered “Settlement Shares” for purposes of the Settlement Agreement). At the end of the Calculation Period, (i) if the number of VWAP Shares exceeds the number of Settlement Shares issued, then the Company will issue to Hanover or its designee additional shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares, and (ii) if the number of VWAP Shares is less than the number of Settlement Shares, then Hanover or its designee will return to the Company for cancellation that number of shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares. Hanover may sell the shares of Common Stock issued to it or its designee in connection with the Settlement Agreement at any time without restriction, even during the Calculation Period.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to Hanover or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by Hanover and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), and the rules and regulations thereunder), result in the beneficial ownership by Hanover and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

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

On August 8, 2013, a Summons and Complaint (the “Complaint”) was filed along with a Motion for a Temporary Restraining Order (the “Motion”) before the Supreme Court of the State of New York, County of New York (the “ Court ”) under the caption  Intellicell Biosciences, Inc. v Ironridge Global IV, LTD., and TCA Global Credit Master Fund, LP , Index No. 652800/13. The Motion sought to restrain the sale of the Company’s assets.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward Looking Information

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q/A . Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

In this Quarterly Report on Form 10-Q/A , references to “we” “our,” or the "Company" refer collectively to IntelliCell Biosciences, Inc. and its subsidiaries which include our wholly owned subsidiary, IntelliCell Biosciences, Inc., a New York corporation.

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

·
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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,790,853 and a working capital deficit of $10,425,905 as of June 30, 2013, respectively. The Company has not generated any revenues from its technology during the six months ended June 30, 2013and does not have any near term prospects to generate revenue.  In addition, the Company is in default on certain of its loans.  Losses are anticipated in the continued development of its business assuming the Company is able to raise the financing necessary to continue its research and development.  These factors raise, substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon a number of factors, including generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional liquidity on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

On August 8, 2013, a Summons and Complaint (the “Complaint”) was filed along with a Motion for a Temporary Restraining Order (the “Motion”) before the Supreme Court of the State of New York, County of New York (the “ Court ”) under the caption  Intellicell Biosciences, Inc. v Ironridge Global IV, LTD., and TCA Global Credit Master Fund, LP , Index No. 652800/13. The Motion sought to restrain the sale of the Company’s assets.

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

Ironridge Litigation

On August 8, 2013, a Summons and Complaint (the “Complaint”) was filed along with a Motion for a Temporary Restraining Order (the “Motion”) before the Supreme Court of the State of New York, County of New York (the “ Court ”) under the caption  Intellicell Biosciences, Inc. v Ironridge Global IV, LTD., and TCA Global Credit Master Fund, LP , Index No. 652800/13. The Motion sought to restrain the sale of the Company’s assets.

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

Hanover Holdings Litigation

On May 21, 2013, the Supreme Court of the State of New York, County of New York (the “Court”), entered an order (the “ Order ”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “ Securities Act ”), in accordance with a stipulation of settlement (the “ Settlement Agreement ”) between Intellicell Biosciences, Inc., a Nevada corporation (the “ Company ”), and Hanover Holdings I, LLC, a New York limited liability company (“ Hanover ”), in the matter entitled  Hanover Holdings I, LLC v. Intellicell Biosciences, Inc. , Case No. 651709/2013 (the “ Action ”). Hanover commenced the Action against the Company on May 10, 2013 to recover an aggregate of $706,765.38 of past-due accounts payable of the Company, plus fees and costs (the “ Claim ”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on May 21, 2013. On May 23, 2013, the Company issued and delivered to Hanover 8,500,000 shares (the “ Initial Settlement Shares ”) of the Company’s common stock, $0.001 par value (the “ Common Stock ”).

The Settlement Agreement provides that the Initial Settlement Shares will be subject to adjustment on the trading day immediately following the Calculation Period (as defined below) to reflect the intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement be based upon a specified discount to the trading volume weighted average price (the “ VWAP ”) of the Common Stock for a specified period of time subsequent to the Court’s entry of the Order. Specifically, the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement shall be equal to the sum of: (i) the quotient obtained by dividing (A) $706,765.38 by (B) 55% of the average of the lowest 10 VWAPs of the Common Stock over the 80-consecutive trading day period immediately following the date of issuance of the Initial Settlement Shares (or such shorter trading-day period as may be determined by Hanover in its sole discretion by delivery of written notice to the Company) (the “ Calculation Period ”); (ii) the quotient obtained by dividing (A) the total dollar amount of legal fees and expenses incurred in connection with the Action, which shall not exceed $57,500 (less $5,000 heretofore paid by the Company) by (B) the VWAP of the Common Stock over the Calculation Period; and (iii) the quotient obtained by dividing (A) agent fees of $35,338.27 by (B) the VWAP of the Common Stock over the Calculation Period, rounded up to the nearest whole share (the “ VWAP Shares ”). As a result, the Company ultimately may be required to issue to Hanover substantially more shares of Common Stock than the number of Initial Settlement Shares issued (subject to the limitations described below). The Settlement Agreement further provides that if, at any time and from time to time during the Calculation Period, Hanover reasonably believes that the total number of Settlement Shares previously issued to Hanover shall be less than the total number of VWAP Shares to be issued to Hanover or its designee in connection with the Settlement Agreement, Hanover may, in its sole discretion, deliver one or more written notices to the Company, at any time and from time to time during the Calculation Period, requesting that a specified number of additional shares of Common Stock promptly be issued and delivered to Hanover or its designee (subject to the limitations described below), and the Company will upon such request reserve and issue the number of additional shares of Common Stock requested to be so issued and delivered in the notice (all of such additional shares of Common Stock, “ Additional Settlement Shares ”). At the end of the Calculation Period, (i) if the number of VWAP Shares exceeds the number of Initial Settlement Shares and Additional Settlement Shares issued, then the Company will issue to Hanover or its designee additional shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Initial Settlement Shares and Additional Settlement Shares, and (ii) if the number of VWAP Shares is less than the number of Initial Settlement Shares and Additional Settlement Shares issued, then Hanover or its designee will return to the Company for cancellation that number of shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Initial Settlement Shares and Additional Settlement Shares. Hanover may sell the shares of Common Stock issued to it or its designee in connection with the Settlement Agreement at any time without restriction, even during the Calculation Period.

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

INTELLICELL BIOSCIENCES, INC.

Date: October 16, 2013	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)