Form 10-Q/A
period 2013-06-30
Intellicell Biosciences, Inc.
filed 2013-10-18
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 2)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No 000-54729

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

EXPLANATORY NOTE
 We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 (the “Form 10-Q”), originally filed on October 3, 2013, as amended on October 16, 2013 with the Securities and Exchange Commission, solely for the purposes of   furnishing an amended Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

INTELLICELL BIOSCIENCES, INC.

Date: October 18, 2013	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)