Form 10-Q
period 2013-09-30
Intellicell Biosciences, Inc.
filed 2013-11-25
CIK 1125280

INTELLICELL BIOSCIENCES, INC. FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of common stock issued and outstanding as of as of November 21, 2013 was 316,658,806.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Intellicell BioSciences, Inc.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,
	2013	December 31,
	(unaudited)	2012

ASSETS

CURRENT ASSETS:
Cash	$-	$10,159
Due from related party	57,497	285,434
Other current assets	125,000	-
Total Current Assets	182,497	295,593

Property and equipment, net	2,775,770	2,797,045
Deposit for license agreement, related party	100,000	100,000
Financing fees, net	12,493	92,750
Restricted cash for security deposit	650,000	650,000

TOTAL ASSETS	$3,720,760	$3,935,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures and accrued interest, net	$1,725,719	$1,409,519
Notes payable and accrued interest, net	1,064,883	477,535
Accounts payable and accrued expenses	3,697,060	1,888,603
Accrued loss on debt conversion	590,437	-
License fee payable	1,222,500	1,222,500
Convertible promissory note and accrued interest	575,000	515,000
Advances, related party	238,044	181,858
Accrued liabilities, related party	1,455,897	1,388,314
Total Current Liabilities	10,569,540	7,083,329

Derivative liabilities	6,876	987,020

TOTAL LIABILITIES	10,576,416	8,070,349

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,058 and 15,058 issued and outstanding at September 30, 2013 and December 31, 2012	151	150
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at September 30, 2013 and December 31, 2012	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at September 30, 2013 and December 31, 2012	565	565
Common stock, $0.01 par value, 500,000,000 shares authorized, 124,404,170 and 58,545,053 issued and outstanding at September 30, 2013 and December 31, 2012	124,404	58,544
Additional paid in capital	37,573,416	33,568,342
Accumulated deficit	(44,554,265)	(37,762,635)
TOTAL STOCKHOLDERS' DEFICIT	(6,855,656)	(4,134,961)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,720,760	$3,935,388

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET REVENUES:
Revenues	$-	$2,073	$-	$20,942
Revenues - related party	-	184,000	-	334,000
TOTAL NET REVENUES	-	186,073	-	354,942

COST OF GOODS SOLD:
Cost of goods sold	-	137,394	-	314,641
TOTAL COST OF GOODS SOLD	-	137,394	-	314,641

GROSS PROFIT	-	48,679	-	40,301

OPERATING EXPENSES:
Research and development	14,587	76,221	516,390	199,670
Sales and marketing	1,096	2,305	5,924	275,822
General and administrative	907,111	948,020	2,170,230	2,051,147
Employee stock based compensation	342,135	667,265	1,044,630	2,525,724
Non-employee stock based compensation	-	78,593	300,000	8,105,947
TOTAL OPERATING EXPENSES	1,264,929	1,772,404	4,037,174	13,158,310

LOSS FROM OPERATIONS	(1,264,929)	(1,723,725)	(4,037,174)	(13,118,009)

OTHER INCOME (EXPENSE):
Loss on conversion of debt to equity	283,174	-	(2,562,284)	-
Interest expense	(54,903)	(38,903)	(148,548)	(174,041)
Stock based financing costs	-	(1,037,000)	-	(1,037,000)
Financing costs	(856,019)	(55,650)	(1,023,769)	(74,200)
Change in fair value of derivative liabilities	75,581	1,112,314	980,144	14,193,008
TOTAL OTHER INCOME (EXPENSE)	(552,167)	(19,239)	(2,754,457)	12,907,767

LOSS BEFORE INCOME TAXES	(1,817,096)	(1,742,964)	(6,791,631)	(210,242)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,817,096)	$(1,742,964)	$(6,791,631)	$(210,242)

LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.05)	$(0.09)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	107,883,264	32,627,419	77,951,031	27,748,393

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2012	15,058	$151	7,250	$73	56,500	$565	58,545,053	$58,544	$33,568,342	$(37,762,634)	$(4,134,959)

Proceeds from sales of common stock at $0.15 per share	-	-	-	-	-	-	133,333	133	19,867	-	20,000

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	1,044,630	-	1,044,630

Stock issued for professional services at fair market value	-	-	-	-	-	-	2,000,000	2,000	298,000	-	300,000

Compensation expense related to the issuance of warrants	-	-	-	-	-	-	-	-	75,000	-	75,000

Stock issued for the payment of accounts payable	-	-	-	-	-	-	58,766,171	58,767	2,480,624	-	2,539,391

Stock issued in settlement of facility fee due to Ironridge	-	-	-	-	-	-	4,959,613	4,960	86,953	-	91,913

Net loss for the nine months ended September 30, 2013	-	-	-	-	-	-				(6,791,631)	(6,791,631)

Balances, September 30, 2013	15,058	$151	7,250	$73	56,500	$565	124,404,170	$124,404	$37,573,416	$(44,554,265)	$(6,855,656)

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,791,631)	$(210,242)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Stock compensation issued for services in excess of proceeds	300,000	9,142,947
Employee stock compensation	1,044,630	2,525,724
Loss on conversion of accounts payable to common stock	2,562,284	-
Depreciation expense	300,433	135,907
Amortization of financing costs	80,257	74,200
Financing costs	166,912	-
Interest from original issue discount on convertible debentures	-	72,141
Change in fair value of derivative liabilities	(980,144)	(14,193,008)
Accrued interest on notes	148,548	-
Notes issued for services rendered	265,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(334,000)
Accounts payable and accrued expenses	2,122,335	1,250,664
Deferred income	-	720,000
Accrued liabilities, related party	341,250	258,715

NET CASH USED IN OPERATING ACTIVITIES	(440,126)	(556,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	227,937	(37,627)
Purchase of property and equipment	(279,156)	(2,460,438)

NET CASH USED IN INVESTING ACTIVITIES	(51,219)	(2,498,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	387,400
Proceeds from issuance of notes payable, net	425,000	200,167
Proceeds from (repayments to) related party advances	56,186	37,159
Proceeds from sale of Series D convertible preferred stock, net of fees	-	230,000
Proceeds from sale of common stock	-	2,044,250
Bank overdraft	-	45,847

NET CASH PROVIDED BY FINANCING ACTIVITIES	481,186	2,944,823

Net decrease in cash	(10,159)	(110,194)

Cash, beginning of year	10,159	110,194

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$15,000

NON-CASH ACTIVITIES:
Common stock issued for loss on conversion to accounts payable	$1,971,848	$-
Conversion of accounts payable and accrued expenses to common stock	$587,542	$500,000
Monies owed on Convertible Debenture	$125,000	$-
Shares issued in conjunction with the stock exchange agreement	$-	$1,037,000
Conversion of convertible debenture and accrued interest to common stock	$-	$103,648

The accompanying notes are an integral part of these consolidated financial statements

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $44,554,265 and a working capital deficit of $10,387,043 as of September 30, 2013, respectively. The Company has not generated any revenues from its technology during the nine months ended September 30, 2013 and does not have any near term prospects to generate revenue.  In addition, the Company is in default on certain of its loans.  Losses are anticipated in the continued development of its business assuming the Company is able to raise the financing necessary to continue its research and development.  These factors raise, substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon a number of factors, including generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional liquidity on a timely basis, or at all, we probably will not be able to continue as a going concern.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules of the Securities and Exchange Commission.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Share Based Expenses

GAAP prescribes that accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. This potentially subjects the Company to a concentration of credit risk; however, the Company believes the risk is negligible. The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits as of September 30, 2013 and December 31, 2012.

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

Accounts Receivable

The Company extends credit to customers without requiring collateral. The Company provides an allowance for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of September 30, 2013 and December 31, 2012, respectively. The Company determines accounts receivable to be delinquent when collection is past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted and convertible debt. The Company’s loss attributable to common stockholders, along with the dilutive effect of potentially issuable common stock due to outstanding options, warrants and convertible securities cause the normal computation of diluted loss per share to be smaller than the basic loss per share; thereby yielding a result that is counterintuitive. Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this “anti-dilutive” effect.

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation.

4.	Property and Equipment

The Company’s property and equipment at September 30, 2013 and December 31, 2012 consists of the following:

	9/30/2013	12/31/2012
Lab equipment	$206,089	$203,204
Leasehold Improvements	2,226,181	1,954,181
Furniture & Fixtures	463,769	459,498
Computer Equipment	416,816	416,816
	3,312,854	3,033,699
Less accumulated depreciation	537,084	236,654
Property and Equipment, net	$2,775,770	$2,797,045

Depreciation expense for the three and nine months ended September 30, 2013 and 2012 was $118,978 and $300,430, and $125,023 and $135,907 respectively and is included in general and administrative expenses on the Company’s statement of operations.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 are as follows:

	9/30/2013	12/31/2012
Accounts payable	$2,053,097	$1,376,792
Accrued expenses and liabilities	1,164,718	466,811
Accrued payroll	434,245	-
Other	45,000	45,000
Total	$3,697,060	$1,888,603

6.	License Fees Payable

During the years ended December 31, 2012 and 2011, the Company executed various license agreements and collected an aggregate of $1,222,500 in license fees for six centers which had not yet commenced operations as of September 30, 2013. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled. The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the consolidated balance sheet.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Notes Payable

	9/30/2013	12/31/2012
Consorteum notes payable, including accrued interest of $52,208 and $41,768 as of September 30, 2013 and December 31, 2012, respectively	$288,808	$278,368
Frank Loan	199,167	199,167
JMJ Financial note payable, including accrued interest of $12,000 and $0	123,111	-
Crowning Capital, LLC note payable	250,000	-
JJK, LLC notes payable, including accrued interest of $3,674 as of September 30, 2013	128,674	-
May Davis Partners note payable, including accrued interest of $123 as of September 30, 2013	75,123	-
	$1,064,883	$477,535

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

On June 30, 2011, the Company and Consorteum agreed to waive the requirement that the conditions precedent set forth in the Consorteum Purchase Agreement as amended be satisfied on or before closing and each party agreed that as of the date of the Consorteum Purchase Agreement, Consorteum would assume an aggregate of $1,477,052 of principal indebtedness plus accrued interest from the Company totaling $250,695 less unamortized note discounts of $9,890. Upon completion of the requirements of the Consorteum Purchase Agreement and the Amendment Agreement, the note holders who consented to the assumption of their obligations by Consorteum received shares of Consorteum common stock in satisfaction of their notes. Included in the notes assumed by Consorteum were notes payable to former officers and directors of the Company prior to the Merger totaling $450,000 in principal plus accrued interest of $74,935. Notwithstanding the foregoing, Consorteum agreed to provide the Company a guarantee, whereby Consorteum agrees to unconditionally and irrevocably guarantee to the Company the prompt and complete payment, as and when due and payable (whether at stated maturity or by required prepayment, acceleration, demand or otherwise), of any remaining notes payable for which the Company had not received the necessary consent as of the date of the waiver. As a result of the foregoing, the transactions contemplated by the Consorteum Purchase Agreement closed on June 30, 2011.

Upon completion of the Consorteum Purchase Agreement, the Company had notes payable totaling $986,600 that were not assumed in the agreement.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the period ending June 30, 2012, a $375,000 notes payable and accrued interest of $152,549 was converted to common stock and warrants as part of the February 2012 private placement. Furthermore, in the year ended December 31, 2012, another note payable totaling $375,000 was converted to common stock and warrants. As of September 30, 2013 and December 31, 2012, the balance of the Company's notes payable amounted to $236,600 and accrued interest amounted to $52,208 and $41,768, respectively.

Frank Loan

On August 26, 2012, the Company entered into a secured promissory note (the “Note”) with Fredrick Frank (the “August 2012 Lender”) pursuant to which the August 2012 Lender loaned the Company $200,000 was due and payable on October 31, 2012 in accordance with the terms of the Note (the “Maturity Date”). The Note is secured by 500,000 shares of the Company’s Common Stock. On November 6 2012, the Company and August 2012 Lender agreed to extend the Frank Note until November 30, 2012. Fredrick Frank is an advisor of the Company. The Note is currently in default and classified as a current liability, accordingly.

As of September 30, 2013 and December 31, 2012, the outstanding balance on the secured promissory note is $199,167.

In August 2013 the Company was advised that the promissory note was assigned to Redwood Management, LLC.

Crowning Capital, LLC

On January 10, 2013, the Company entered into a promissory note with Crowning Capital, LLC (“Crowning”), pursuant to which Crowning performed services in the amount of $250,000.  The promissory note had a due date of July 31, 2013, and zero percent (0%) interest rate.  The note is currently due and payable.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2013, the Company's notes payable amounted to $111,111 plus accrued interest of $12,000, totaling $123,111.

In August 2013 the Company was advised that the promissory note was assigned to Redwood Management, LLC.

JJK, LLC Notes Payable

On May 29, 2013 and June 26, 2013, the Company issued promissory notes in the amount of $50,000 and $75,000, respectively, for advances from JJK, LLC. The terms of the note require repayment in 30 days and an annual interest rate of 10%. The notes are currently due and payable.

As of September 30, 2013, the Company's notes payable in favor of JJK, LLC amounted to $125,000, plus accrued interest of $3,674, totaling $128,674.

In August 2013 the Company was advised that the promissory note was assigned to Redwood Management, LLC.

May Davis Partners Note Payable

On September 4, 2013, the Company issued a promissory note in the amount of $75,000, for $75,000 cash, of which $72,000 went to pay accrued expenses for accounting fees and $3,000 were expensed as legal fees, to May Davis Partners. The terms of the note require repayment in 21 days and 10% compounded interest effective upon the maturity date of September 25, 2013.  The note is currently due and payable.

As of September 30, 2013, the Company's May Davis Partners note payable amounted to $75,000, plus accrued interest of $123, totaling $75,123.

8.	Related Party Transactions

Rent

In 2012, the Company was provided office facilities and related services by a company owned by the Company’s Chief Executive Officer, Dr. Steven Victor. The Company has recorded rent, administrative, and office overhead expenses of $0 and $30,000, representing the Company’s portion of use for such for the nine months ended September 30, 2013 and 2012, respectively.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Officer Salary

The Company has recorded a salary expense of $68,750 and $206,250 for each of the three and nine months ended September 30, 2013 and 2012 for Dr. Steven Victor as a result of his serving in the capacity of the Company’s Chief Executive Officer and a salary expense totaling approximately $45,000 and $135,000, and $45,000 and $115,000 for the three and nine months ended September 30, 2013 and 2012, respectively, recorded for the Company’s Executive Vice President who is a related party, a shareholder and the spouse of the Company's Chief Executive Officer.

Research and Development

As of September 30, 2013 and December 31, 2012, accrued research fees consist of fees due to Dr. Steven Victor for services as the attending physician in thirty-eight (38) patient cases included as part of the Company’s ongoing research of its technologies and processes in 2011. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first.

As of September 30, 2013 and December 31, 2012, the following amounts were owed to related parties:

	9/30/2013	12/31/2012
Accrued salaries	$1,094,897	$1,027,314
Accrued research fees	361,000	361,000
	$1,455,897	$1,388,314

Officer Advance

From time to time, the Company has received advances from one of its officers to meet short term working capital needs.

Cumulative advances received for working capital purposes amounted to $238,044 and $181,858 as of September 30, 2013 and December 31, 2012, respectively. These advances do not have formal repayment terms or arrangements.

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process. The Company is also entitled to an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000. In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011; provided , however , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company incurred revenue of $150,000 for the three and nine months ended September 30, 2012 under the agreements.

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

Research and Development

Research and development costs for the three and nine months ended September 30, 2013 and 2012 was $14,588 and $516,391, and $76,221 and $199,670, respectively, including fees accrued and payable to Regen Medical for services as the attending physician in fifteen (15) patient cases included as part of the Company’s ongoing research of its technologies and processes in the amount of $0 and $287,000 for the three and nine months ended September 30, 2013, respectively. No fees were accrued in the nine months ending September 30, 2012.

As of September 30, 2013 and December 31, 2012, the following advances were due to the Company from related parties:

	9/30/2013	12/31/2012
Regen Medical advances, net of accrued research fees due of $287,000 and $0 as of September 30, 2013 and December 31, 2012, respectively	$57,497	$285,434
	$57,497	$285,434

9.	Convertible Debentures

May 2011 Offering

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share. The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of September 30, 2013, the Company recorded an original issue discount of $288,564 related to the value of the warrants that was amortized as interest expense over the initial one year term of the convertible debentures. During the three and nine months ended September 30, 2012, the Company recognized $0 and $72,141 of interest expense as a result of the amortization.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounted for the conversion features underlying the convertible debentures in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to charge to income of $(18,074) and $(587,460) during the three and nine months ended September 30, 2013 and $62,097 and $(4,410,044) during the three and nine months ended September 30, 2012. The fair value of the derivative conversion features was determined to be $59 and $587,520 at September 30, 2013 and December 31, 2012, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $(56,526) and $(381,802) during the three and nine months ended September 30, 2013, and $(77,096) and $(10,008,017) during the three and nine months ended September 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $ 6,748 and $388,550 at September 30, 2013 and December 31, 2012, respectively.

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

Redwood Management, LLC Convertible Debenture

On August 1, 2013, the Company issued a convertible debenture with Redwood Management, LLC for $250,000.  The Company received $125,000 cash, of which $15,000 are being amortized as financing fees over the term of the convertible debenture, on August 7, 2013 as a partial payment for the convertible debenture.  The remaining $125,000 was recorded as an other receivable on the balance sheet, and was paid in October 2013.The terms of the convertible debenture require repayment in one year and bears a12% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price that shall be the lesser of $0.05 per share or 48% of the average of the lowest traded price of the Common Stock as quoted by Bloomberg, L.P. on any three trading days during the twenty trading days immediately preceding the conversion date. The convertible debenture may be prepaid in whole or in part at the Company’s option without penalty.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2013, the Company's Redwood Management, LLC convertible debenture amounted to $250,000, plus accrued interest of $5,000, totaling $255,000.  The related amortizable financing fees had a balance of $12,493 as of September 30, 2013, of which $2,507 were expensed as financing fees on the statement of operations.

As of September 30, 2013 and December 31, 2012, the Company's convertible debentures and accrued interest was as follows:

	9/30/2013	12/31/2012
Convertible Debentures	$1,610,000	$1,360,000
Accrued interest	115,719	49,519
	$1,725,719	$1,409,519

10.	Convertible Notes Payable

Convertible Promissory Note

On June 7, 2012, the Company issued the Convertible Note in favor of TCA Global Master Fund, L.P. ("TCA") in the amount of $500,000. The maturity date of the Convertible Note was June 7, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

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

In July 2013 the Company was advised that the TCA note was sold to Ironridge Global IV, LTD, and on August 26, 2013, the convertible note payable and accrued interest was paid in full.

Ludlow Capital Convertible Promissory Note

On April 30, 2013, the Company issued a Convertible Promissory Note to Ludlow Capital, LLC, for $15,000 in professional services.  The terms of the Convertible Promissory Note require repayment immediately and beared a 0% interest rate.  The Convertible Promissory Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price that shall be 10% below the closing bid upon notice of conversion. The Convertible Promissory Note is currently due and payable.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2013 and December 31, 2012, the Company's convertible notes payable and accrued interest was as follows:

	9/30/2013	12/31/2012
Notes Payable	$515,000	$500,000
Accrued interest	60,000	15,000
	$575,000	$515,000

11.	Derivative Liabilities

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

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Derivative Liabilities	-	-	6,876	6,876	-	-	987,020	987,020

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended September 30, 2013 and year ended December 31, 2012:

	30-Sep-13	31-Dec-12

Beginning balance	987,020	14,791,291
Fair value of financial instruments at issue date	-	19,036,312
Fair value of embedded conversion feature at issue date	-	-
Change in fair value of financial instrument included in the statement of operations	(392,684)	(28,946,762)
Change in fair value of embedded conversion feature included in the statement of operations	(587,460)	(3,893,821)
	6,876	987,020

The following tables set forth a description of the financial instruments classified as derivative liabilities as of September 30, 2013 and December 31, 2012 and the assumption used to value the instruments.

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

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	9/30/2013		12/31/2012
	Embedded Detachable Warrants	Embedded Conversion Feature	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3%	3%	3%	3%
Expected volatility (peer group)	105.09%	105.09%	105.09%	105.09%
Expected life (in years)	2.5	0.5	3.25	0.5
Expected dividend yield	-	-	-	-
Number outstanding	3,071,542	9,066,667	3,071,542	9,066,667
Fair value at issue date	$10,309,950	$4,481,341	$10,309,950	$4,481,341
Change in derivative liability for period ending September 30, 2013 and December 31, 2012, respectively	$(10,303,202)	$(4,481,282)	$(9,921,400)	$(3,893,821)
Fair value at	$6,748	$59	$388,550	$587,520

12.	Capital Stock

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of September 30, 2013 and December 31, 2012, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,058 shares of preferred stock are issued and outstanding. Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series C Preferred Stock

As of September 30, 2013 and December 31, 2012, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 shares of preferred stock are issued and outstanding. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series C preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series C preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of September 30, 2013 and December 31, 2012, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding. Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances. As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor. The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years. Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock. The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances. The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00. The holders of Series D preferred stock have no voting rights.

Common Stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2013 and December 31, 2012, the Company had 124,404,170 and 58,445,053, respectively, of shares of common stock issued and outstanding.

During the period ended September 30, 2013, the Company issued the following equity instruments:

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

•	In June 2013, the Company issued Hanover Holdings, Inc. an additional 9,850,000 of common stock for additional Settlement Agreement shares.

•	In July 2013, the Company issued Hanover Holdings, Inc. an additional 21,316,171 of common stock for additional Settlement Agreement shares.

•	In August 2013, the Company issued Hanover Holdings, Inc. an additional 12,300,000 of common stock for additional Settlement Agreement shares.

•	In August 2013, the Company issued Ironridge Global IV, Ltd. 4,959,613 shares of common stock as payment for a facility fee per their litigation settlement.

•	In September 2013, the Company issued Hanover Holdings, Inc. an additional 6,800,000 of common stock for additional Settlement Agreement shares.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$$.01 - 0.25	1,775,000	$0.15	8.82	1,762,500	$0.15
$4.00	2,347,926	$4.00	8.24	1,879,173	$4.00
	4,122,926		8.49	3,641,673

A summary of the Company’s stock awards for options as of September 30, 2013 and changes for the nine months ended September 30, 2013 is presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding, December 31, 2012	4,747,926	$1.48
Granted	-	-
Exercised	-	-
Expired/Cancelled	(625,000)	0.16
Outstanding, September 30, 2013	4,122,926	2.34
Exercisable, September 30, 2013	3,641,673	2.14

Total non-employee stock-based compensation expense in connection with options recognized in the consolidated statement of operations for the three months and nine months ended September 30, 2012 was $15,593 and $30,646, respectively, net of tax effect.

The weighted-average fair value of stock options granted to employees during the nine months ended September 30, 2012 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

9/30/2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.35% to 1.61%
Expected stock price volatility	105%
Expected dividend payout	-
Expected option life (in years)	3.0 to 10.0
Expected forfeiture rate	-
Fair value per share of options granted	$0.24

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No stock options were granted to employees during the nine months ended September 30, 2013.

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

There were 0 and 973,964 options issued or exercised during the nine months ended September 30, 2013 and 2012, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and nine months ended September 30, 2013 amounted to $342,135 and $ 1,044,630 and for the three and nine months ended September 30, 2012 amounted to $551,265 and $2,409,724,respectively, net of tax effect. None of the options outstanding and unvested as of September 30, 2013 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2013, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.33	3,071,542	$0.33	2.61	3,071,542	$0.33
$0.45	2,566,664	$0.45	4.16	2,566,664	$0.45
$0.75 - 0.86	11,580,000	$0.75	3.35	11,580,000	$0.75
$1.00	42,500	$1.00	3.23	42,500	$1.00
$1.58	45,000	$1.58	8.50	45,000	$1.58
$2.00	2,529,200	$2.00	3.34	2,529,200	$2.00
$2.45 - 2.60	800,000	$2.51	3.26	800,000	$2.51
$3.00	750,000	$3.00	3.21	750,000	$3.00
$3.20	350,000	$3.20	3.18	350,000	$3.20
$3.75	100,000	$3.75	3.39	100,000	$3.75

	21,834,906		3.33	21,834,906

A summary of the Company’s stock awards for warrants as of September 30, 2013 and changes for the nine months ended September 30, 2013 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2012	22,218,240	$1.01
Granted	1,266,666	0.17
Exercised	-	-
Expired/Cancelled	(1,550,000)	0.63
Outstanding, September 30, 2013	21,834,906	1.00
Exercisable, September 30, 2013	21,834,906	1.00

On March 14, 2013, in conjunction with the $20,000 equity investment, an investor agreed to exchange their respective series A and B warrants to purchase an aggregate of 400,000 shares of common Stock each at an exercise price of seventy-five cents ($.075) per share for (i) a new series A warrant to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of fifteen cents ($0.15) per share and (iii) a new series B warrant to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of fifteen cents ($0.15) per share. The new securities issued to the February 2012 Investor were issued in accordance with Section 3(a)(9) under the Securities Act. The Company recognized the fair market value net of $75,000 as an expense.

The Company issued 1,584,200 compensatory warrants to non-employees during the nine months ended September 30, 2012. The Company recognized the fair market value of $2,720,764 as an expense.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of .12% to 2.08%; expected lives ranging from one years to ten years. Total non-employee stock-based compensation expense in connection with warrants recognized for the nine months ended September 30, 2013 and 2012 was $0 and $2,720,764, respectively, net of tax effect.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Net Income (Loss)	$(1,817,096)	$(6,791,631)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.02)	$(0.09)
Weighted average common shares outstanding – basic & diluted	107,883,264	77,951,031

For the three and nine months ended September 30, 2013 common stock equivalents totaling 60,195,950 and 60,195,950, respectively, related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Net Income (Loss)	$(1,742,964)	$(210,242)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.05)	$(0.01)
Weighted average common shares outstanding – basic & diluted	32,627,419	27,748,393

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

The lease commenced on June 1, 2011 and expires on May 31, 2026. Upon commencement, the aggregate minimum annual lease payments under operating leases are as follows:

2013 (remainder of year)	$161,516
2014	646,062
2015	665,555
2016	679,479
2017	679,479
Thereafter	5,440,474
Total	$8,272,565

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

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has issued a total of 50,266,171 Additional Settlement shares during the period ended September 30, 2013. Subsequently, as of November 25, 2013, the Company has issued 10,000,000 additional Settlement Shares pursuant to the terms of the settlement agreement. The Company has expensed a loss on settlement shares of $2,562,284 for the nine months ended September 30, 2013 for the additional issuances of which $590,437 has been accrued at September 30, 2013 for the estimated value of unissued shares.

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

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents. Judge Oing further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto. Finally, Judge Oing held that the balance of the $680,000 that was being held in escrow be immediately released. A hearing was scheduled for October 29, 2013.

The Company intends to vigorously defend itself against Ironridge and Kirklands’s improper attempts to seize the Company’s assets for not giving into Kirkland’s improper threats and demands. The Company will take all legal action necessary to protect the interests of the Company and its shareholders. The Company is also arranging for all outstanding principal and interest under the Note to be paid as soon as possible.  As a condition of this litigation, during the three and nine months ended September 30, 2013, the Company issued 4,959,613 shares of common stock for a value of $91,912 to Ironridge for a facility fee.

Intellicell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Subsequent Events

The Company has evaluated its subsequent events from the balance sheet date through the date the accompanying consolidated financial statements became available to be issued. There were no significant subsequent events, except as described below.

Hanover Holdings, Inc.

In the period from September 30, 2013 to the date of this report, the Company has issued 10,000,000 additional Settlement Shares pursuant to the terms of the settlement agreement. The Company has expensed a loss on settlement shares of $2,562,284 for the nine months ended September 30, 2013 for the additional issuances of which $590,437 has been accrued at September 30, 2013 for the estimated value of unissued shares.

Redwood Management LLC Debt Assignment

From the period of October 1, 2013 through November 1, 2013, the Company was notified that certain debt holders had assigned and transferred debt agreements to Redwood Management LLC as follows:

•	JJK,LLC notes payable in the amount of $125,000

The assigned debt agreements included principal and accrued interest. In conjunction with the assignment, the Company entered into a securities settlement agreement with Redwood Management LLC whereby Redwood agreed to acquire certain debt rights and along with the rights to common stock and conversion of certain debt securities assumed by Redwood in the aggregate of approximately $879,000.

Hudson Street, LLC Convertible Debenture

On October 31, 2013, the Company issued a convertible debenture with Hudson Street, LLC for $100,000 cash.  The terms of the convertible debenture require repayment on June 30, 2014, and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to 48 and 1/2% of the average of the lowest traded price of the Common Stock as quoted by Bloomberg, L.P. on any three trading days during the twenty trading days immediately preceding the conversion date. The convertible debenture may be prepaid in whole or in part at the Company’s option without penalty.

WHC Capital, LLC Convertible Promissory Note

On November 15, 2013, the Company issued a convertible promissory note with WHC Capital, LLC for $75,000 cash.  The terms of the convertible promissory note require repayment on November 15, 2014, and bears a 22% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to a 48% discount off the lowest intra-day trading price for the Company’s common stock during the 15 trading days immediately preceding a conversion date. The convertible debenture may be prepaid in whole or in part at the Company’s option without penalty.

Subsequent Common Stock Issuances

From the period of October 1, 2013, through the issuance of this report, the Company has issued 179,819,160 of the Company’s common stock in debt conversions to various debt holders.  The Company also subsequently issued 5,000,000 shares to Highland Capital Fund to consulting services.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward Looking Information

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Intellicell Biosciences, Inc. (“Intellicell” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on September 16, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Merger with Intellicell Biosciences, Inc.

On April 27, 2011, we entered into an Agreement and Plan of Merger with Intellicell which was amended on June 3, 2011 (the “Merger Agreement”). Under the terms of the Merger Agreement, our wholly-owned subsidiary (“Merger Sub”) merged into Intellicell. The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity. As a result of the merger, Intellicell shareholders acquired the majority of our outstanding common stock and all of our Series B preferred stock. The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of Intellicell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company’s common stock and Dr. Steven Victor, the principal shareholder of Intellicell, exchanged an aggregate of 10,575,482 shares of Intellicell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

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

Results of Operations

Three Months and Nine Months ended September 30, 2013 compared to the Three and Nine Months ended September 30, 2012

Revenue

Revenue for the three and nine months ended September 30, 2013 was $0 and $0 compared to $186,073 and $354,942 for the three and nine months ended September 30, 2012, respectively. Revenues were primarily attributable to fees from cases processed by licensees. The related party revenue was earned in accordance with the former Regen Medical Technology license and administrative services agreement dated April 16, 2012. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process. Depending upon the arrangement involved, we expect to collect some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

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

Cost of goods sold and Gross Margin

Cost of goods sold were $0 and $0 for the three and nine months ended September 30, 2013, respectively, compared to $137,394 and $314,641 for the three and nine months ended September 30, 2012, respectively.

Gross margin was $0 and $0 for the three and nine months ended September 30, 2013, respectively, compared to $48,679 and $40,301, for the three and nine months ended September 30, 2012, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, depreciation costs associated with the licensed laboratory equipment and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $14,588 and $516,391 for the three and nine months ended September 30, 2013, respectively, compared to $76,221 and $199,670 for the three and nine months ended September 30, 2012, respectively. The principal component of research and development costs consist of services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Regen Medical, Dr. Victor's medical practice, which is part of the ongoing research of our technology and processes. These fees totaled $0 and $287,000 for the three and nine months ended September 30, 2013, and $0 for the three and nine months ended September 30, 2012.

Sales and marketing expenses were $1,096 and $5,924, and $2,305 and $275,822 for the three and nine months ended September 30, 2013 and 2012, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $907,110 and $948,020, and $2,170,229 and $2,051,147 for the three and nine months ended September 30, 2013 and 2012, respectively. The following are the significant components of the general and administrative costs:

Salary Expense

General and administrative is comprised of salary expenses for the three and nine months ended September 30, 2013 and 2012, we incurred salary expenses of $113,750 and $412,942, and $267,572 and $793,668, respectively. Included in the salary expense and related to this same shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $68,750 and $206,250 for the three and nine months end September 30, 2013, and $68,750 and $206,250 for the three and nine months ending September 30, 2012, respectively. In addition, salary expenses totaling $45,000 and $135,000 for the three and nine months ending September 30, 2013 and $45,750 and $158,750 for the three and nine months ending September 30, 2012, respectively, to the spouse of our Chief Executive Officer and majority shareholder.

Rent and office administrative expenses

Included in general and administrative expenses are $96,900 and $290,700, and $104,477 and $298,396 of rent for the three and nine months ended September 30, 2013 and 2012, respectively. The office lease costs for our 460 Park Avenue location was approximately $96,900, net of a lease allocation of 40% of the lease costs to Regen Medical. The office lease and administrative services costs for the three and nine months ended September 30, 2012 was $75,000 and $150,000 provided by and at the former facility of Regen Medical, a company owned by our chief executive officer.

Professional fees

For the three and nine months ended September 30, 2013 and 2012, we have incurred approximately $519,788 and $916,876, and $442,571 and $767,452 in legal and professional fees, respectively. This is primarily related to the FDA compliance, public company costs and financing transactions.

Depreciation

Depreciation expense is included in general and administrative costs. For the three and nine months ended September 30, 2013 and 2012, we have incurred $118,978 and $300,431, and $125,023 and $135,907, respectively.

Stock Based Compensation. During the three and nine months ended September 30, 2013, we incurred employee stock based compensation expenses of $342,135 and $1,044,630 from the issuances of employee incentive stock options, respectively. For the three and nine months ended September 30, 2012, we incurred employee stock based compensation charges of $667,265 and $2,525,724, respectively The incentive stock options were valued using the Black Scholes method.

Non-Employee Stock Based Compensation. During the three and nine months ended September 30, 2013 we incurred non-cash non-employee stock based compensation charges of $0 and $300,000, respectively. For the three and nine months ended September 30, 2012, we incurred non-cash non-employee stock based compensation charges of $78,593 and $8,105,947, respectively. Non-employee stock based compensation is comprised as follows:

▪	During the nine months ended September 30, 2013, the Company issued 2,000,000 shares of its common stock for advisory services. The Company recognized the fair market value charge of $300,000.

▪
During the three and nine months ended September 30, 2012, the Company issued 2,214,000 and 3,274,001 shares of common stock for stock issuances for medical advisory and professional services and charged $2,958,367 and $5,291,537, respectively.

▪
During the three and nine months ended September 30, 2012, $0 and $2,720,764 was expensed due to the issuance of 1,584,200 warrants amounting in exchange for consulting and professional services from unrelated third parties. The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

▪	During the three and nine months ended September 30, 2012, the Company issued 50,000 shares of non-employee stock options for professional services and charged $15,053, respectively.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three and nine months ended September 30, 2013 and 2012, the Company recorded income in the amount of $75,581 and $980,144, and $1,112,314 and $14,193,008, respectively, relating to the change in value of all its derivative liabilities.
The instruments with derivative properties are as follows:

Convertible Debentures - Derivative Liabilities

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share. The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of December 31, 2011, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. As of September 30, 2012, the Company has recognized $72,141 of interest expense as a result of such amortization.

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to charge to income of $(18,074) and $(587,460) during the three and nine months ended September 30, 2013 and $62,097 and $(4,410,044) during the three and nine months ended September 30, 2012. The fair value of the derivative conversion features was determined to be $59 and $587,520 at September 30, 2013 and December 31, 2012, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to the charge to income of $(56,526) and $(381,802) during the three and nine months ended September 30, 2013, and $(77,096) and $(10,008,017) during the three and nine months ended September 30, 2012, respectively. The fair value of the derivative conversion features was determined to be $ 6,748 and $388,550 at September 30, 2013 and December 31, 2012, respectively.

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

We determined the value of the derivative conversion features of these debentures issued at the relevant commitment dates to be $19,036,312 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature and warrants resulted in a reduction to income of $(1,001) and $(10,901) for the three and nine months ended September 30, 2013, respectively, and $(1,042,740) and $(18,972,452) during the three and nine months ended September 30, 2012, respectively, which is included in the accompanying financial statements.

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

As of September 30, 2013 and December 31, 2012, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, that were not exchanged and retained their anti-dilutive properties. The value of the derivative liability associated with the conversion feature of the warrants was $49 and $10,950, respectively.

Net loss before income tax and net loss

Net loss before income tax for the three and nine months ended September 30, 2013 was $1,817,096 and $6,791,631, respectively, which includes a reduction in charges for the non-cash change in fair value of derivative liabilities of $75,581 and $980,144, respectively, non-cash expense for Employee Stock Compensation of $342,135 and $1,044,630, respectively and non-employee stock based compensation of $0 and $300,000, respectively, as discussed above. Net loss before income tax for the three and nine months ended September 30, 2012 was $1,742,964 and $210,242, respectively, which includes a reduction in charges for the non-cash change in fair value of derivative liabilities of $1,112,314 and $14,193,008, respectively, and non-employee stock compensation of $78,593 and $8,105,947, respectively, and non-cash expense for Employee Stock Compensation of $667,265 and $2,525,724, respectively. As we continue to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2013 of $10,387,043 compared to a working capital deficit at December 31, 2012 of $6,787,736.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $44,554,264 and a working capital deficit of $10,387,043 as of September 30, 2013, respectively. The Company has not generated any revenues from its technology during the nine months ended September 30, 2013 and does not have any near term prospects to generate revenue. In addition, the Company is in default on certain of its loans. Losses are anticipated in the continued development of its business assuming the Company is able to raise the financing necessary to continue its research and development. These factors raise, substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon a number of factors, including generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional liquidity on a timely basis, or at all, we probably will not be able to continue as a going concern.

Our cash and cash equivalents as September 30, 2013 was $0, compared to cash balances at December 31, 2012 of $10,159. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize short term working capital advances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional equity based financings to maintain our operations.

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
Net cash used in operating activities

Net cash used in operating activities was $440,126 and $556,952 for the nine months ended September 30, 2013 and 2012, respectively. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services, loss on the conversion of accounts payable to common stock and changes in the fair value of our derivative liabilities which was offset by an increase in our accounts payable of $2,122,335 and $1,250,664, an increase in deferred income related to our license agreements of $0 and $720,000 and an increase in accrued liabilities, related party of $341,250 and $258,715, primarily related to working capital advances and accrued salary payable for the nine months ended September 30, 2013 and 2012, respectively

Net cash used in investing activities

Net cash used in investing activities was $51,219 and $2,498,065 for the nine months ended September 30, 2013 and 2012, respectively, consisting of $2,885 and $85,514 for the purchase of lab equipment, $0 and $751,284 for the purchase of computer equipment, $4,271 and $433,157 for the purchase of furniture and fixtures and $272,000 and $1,190,483 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively. The lease for the facility is to Dr. Steven Victor, our chief executive officer and will provide facilities for both our operations as well as that of Dr. Victor’s medical practice.

Net cash provided by financing activities

Net cash provided by financing activities was $481,186 and $2,944,823 for the nine months ended September 30, 2013 and 2012, respectively. In the nine months ended September 30, 2013, the Company received proceeds of $425,000 from note payables, and proceeds of $56,186 from related party advances. In the nine months ending September 30, 2012, the Company received $230,000 of net proceeds from our Series D preferred stock offering, $2,044,250 of net proceeds from our private placement offering, proceeds of $200,167 from note payables, and $387,400, net of fees, for a convertible promissory note. Additionally, the Company repaid advances to related parties in the amount of approximately $37,159, and had a bank overdraft of $45,847.

Intellicell Convertible Promissory Notes

In accordance with the provisions of the Intellicell Notes, we notified the holders of their right to have the Intellicell Notes repaid upon completion of our recent equity financing (pursuant to which we received aggregate gross proceeds of $2,627,549, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant, or to convert their Intellicell Notes into shares of our common stock. As of the date of this Annual Report on Form 10-Q, holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. On May 17, 2012, the holder of an aggregate of $500,000 principal amount of Intellicell Notes informed the Company that it is in default and demanded repayment under the Intellicell Notes. Pursuant to the terms of the Intellicell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the Intellicell Notes, the holders of the Intellicell Notes shall be entitled to, among other things (i) the principal amount of the Intellicell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the Intellicell Notes, including reasonable attorneys’ fees. As a result of the notice of default, as of the date hereof, the Intellicell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable. The Company is currently working with its investors on making arrangements to honor its obligations under the Intellicell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Intellicell Notes.

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

JJK, LLC notes payable

On May 29, 2013 and June 26, 2013, the company issued promissory notes in the amount of $50,000 and $75,000, respectively, for advances from JJK, LLC. The terms of the note require repayment in 30 days and an annual interest rate of 10%. The notes are currently due and payable. As of September 30, 2013, the Company's notes payable amounted to $125,000.

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

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate. Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols. In certain centers the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party. These license fees are payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates. As of September 30, 2012, the Company had executed license agreements and received $1,160,000 in license fees for six centers which had not yet commenced operations and therefore recognition of such revenue was deferred. Furthermore, the Company has accrued $62,500 of previously paid license fees to be returned to a licensee for the Company's cancelation of the license agreement.

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

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

New Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Other than as stated below, the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

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

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents. Judge Oing further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto. Finally, Judge Oing held that the balance of the $680,000 that was being held in escrow be immediately released. A hearing was scheduled for October 29, 2013.

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

Between May 23, 2013 and the date of this report, the Company issued and delivered to Hanover an aggregate of 68,766,171 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

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

The results of any litigation are inherently uncertain and there can be no assurance that we will prevail in the litigation matter stated above or otherwise. We plan to pursue our claims and defenses vigorously and expect that the litigation matters discussed above will be protracted and costly.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on September 16, 2013.

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

In August 2013, the Company issued Ironridge Global IV, Ltd. 4,959,613 shares of common stock as payment for a facility fee per their litigation settlement.

In September 2013, pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 6,800,000  Settlement Shares  of the Company’s common stock.

In October 2013, pursuant to the terms of the Settlement Agreement approved by the Order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 10,000,000 Settlement Shares of the Company’s common stock.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
———————

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: November 25, 2013	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)