Form 10-K
period 2013-12-31
Intellicell Biosciences, Inc.
filed 2014-05-12
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.0001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was 4,228,019, computed by reference to the closing price of the common stock on June 30, 2013. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of outstanding shares of the Registrant’s Common Stock, $0.0001 par value, at May 9, 2014 was 2,230,314,377.

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

Index

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Intellicell” and “Registrant” refer to Intellicell Biosciences, Inc., including subsidiaries and predecessors, except where it is clear that the term refers to Intellicell Biosciences, Inc. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.0001 per share.

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

We currently operate from Regen Medical PC office based surgery center facility in New York, NY, an entity controlled by Dr. Steven Victor, our chief executive officer, where we have our cGTP (current good tissue practices) cellular processing laboratory which is registered with the FDA. It is our intent to place our cGTP cellular processing labs in ambulatory surgery centers or hospitals and operate them under cGTP and SOPs in other major US metropolitan areas.

The Company anticipates that it will have multiple revenue streams in the next 12 months including, but not limited to: (i) cellular product sales revenues, (ii) continuing medical education courses, (iii) cell banking, (iv) international licenses and royalties.

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

Our Strategy

We plan to focus our initial efforts on regenerative medicine in the areas of orthopedics, sports medicine, pain, aesthetics and periodontal diseases. According to arthritistoday.org, at least 25 million people nationwide are affected in the world of orthopedics, sports medicine and pain, which, just nationally, makes that a penetrable market into the billions of dollars. Likewise, according to Research and Markets Aesthetics Report and Global Data’s market report for the periodontal market, the aesthetics and periodontal markets make up at least a minimum of $750 million and over a billion dollar market, respectively.  We will focus on orthopedics including osteoarthritis, aesthetics, pain, periodontal and other indications by making our Intellicells™ available to practicing physicians using Regen Medical’s office based surgical center (“OBSC”).  We plan to establish and install our cGTP cellular processing labs in ambulatory surgery centers and hospitals to make our cellular product available to a wide range of physician specialties to use under the practice of medicine.  We believe that we may also be able to license our technology for wound care, cardiac, gastrointestinal (colitis/ileitis), multiple sclerosis and autism to other companies in the regenerative medicine field.

Index

In addition to our core focus noted above in which we provide cGTP cellular processing labs, we also intend to expand our areas of focus, as we are able to locate and partner with parties interested in utilizing or licensing our technology for other areas.  In this regard, we intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians and physician practice groups, that we will enable to practice our cell therapy procedures in our US facilities. We will also be seeking to enter into technology licensing agreements or other arrangements that cover particular international territories or countries as described in greater detail below.

Another focus of our business development will involve engaging in and our coordinating Institutional Review Board (”IRB”) approved clinical studies at prominent medical centers, some of which studies may also be the subject of Investigational New Drug applications (“IND’s”) with the goal of obtaining medical or regulatory approval for significant clinical indications, where, if and as required, of the Intellicells™ produced with our proprietary process. We have recently formed a wholly-owned subsidiary, ICBS Research, Inc., through which we plan to engage in research and development activities by collaborating with university based research organizations.  We have started our first FDA IND study that will be on osteoarthritis of the knee with Dr. James Andrews and inVentiv as our CRO. We believe these activities may lead to additional patents and intellectual. ICBS Research, Inc., our wholly owned subsidiary, will also coordinate scientific research with world class researchers to learn more about the Intellicell™ process and the use of the cells in medical procedures and as to how it may be used as a more efficacious delivery mechanism or as to how it may be co-administered in conjunction with other medical therapies. In the future Intellicell plans to conduct human clinical studies under an IND in osteoarthritis of the knee, diabetic ulcers of the lower extremities, multiple sclerosis, periodontal gum recession and dermal wrinkles to obtain FDA approval where such approval may be necessary.

We are also exploring and undertaking, either on our own or in collaboration with one or more third parties, providing a service for the collection, processing and storage of autologous cells. We intend to market this service to liposuction patients in addition to any patient who might want to store their SVFs for future use.

Our Competitive Advantage

We believe that our proprietary process offers significant advantages over other competing processes or technologies currently being employed that utilize enzymes or other manipulative methods to harvest or culture cells, including:

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

Intravenous: The SVF's may be administered through a standard intravenous drip.

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

Index

Source:  Proteus Venture Partners

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

Licensing Agreement with The Andrews Research and Education Foundation, Inc. and related Consulting Agreement with Dr. James Andrews

On March 11, 2014 (the “Effective Date”), the Company executed a Laboratory Services and License Agreement (the “License Agreement”), effective March 7, 2014, with The Andrews Research and Education Foundation, Inc. (“AREF”) pursuant to which the Company agreed to grant certain technology and trademark licenses to AREF.

The term of the License Agreement shall be for a period of three (3) years commencing on March 7, 2014 and shall automatically renew for subsequent periods of three (3) years unless either party to the License Agreement provides notice of its intention not to renew at least ninety (90) days prior to the expiration of any three (3) year term.

Subject to the terms and conditions of the License Agreement, the Company agreed to grant AREF a non-exclusive (except for the Pensacola, Florida area and a surrounding radius of 150 miles), non-assignable, non-transferrable, non-sublicensable license to market the use of and practice the Technology (as such term is defined in the License Agreement) at AREF’s premises for restricted purposes as provided in the License Agreement. The Company also agreed to grant AREF a non-exclusive, non-assignable, non-sublicensable, license to the Trademarks (as such term is defined in the Agreement). Furthermore, the Company reserved the perpetual worldwide right to license and use the Patent (as defined in the License Agreement), Trademarks and the Technology licensed under the License Agreement for any purpose.

Except for when performed for research purposes, AREF shall pay to the Company a fee equal to Two Thousand Five Hundred Dollars ($2,500.00) per Tissue Processing (as such term is defined in the License Agreement) case processed. The parties to the License Agreement have mutually agreed not to disclose any Confidential Information (as such term is defined in the License Agreement), whether verbal or written, conveyed to them prior to, during or subsequent to the term of the License Agreement.

The foregoing description of the License Agreement does not purport to be complete and is qualified in its entirety by reference to such document and incorporated herein as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2014.

Additionally, on March 11, 2014, the Company executed a Consulting Agreement (the “Consulting Agreement”) with Dr. James Andrews, effective March 7, 2014, pursuant to which Dr. Andrews shall serve as Chairman of the Intellicell Orthopedic Cellular Therapy Advisory Board. The initial term of the Agreement shall be for a period of ten (10) years unless extended as provided in the Agreement or unless terminated by either party with thirty (30) days advance written notice to the other party. In consideration for Consultant’s services, the Consultant shall be paid a monthly fee and make a monthly charitable contribution to the Andrews Foundation after the Company closes a Capital Raise (as defined in the Consulting Agreement), and the amount of such monthly fee and monthly charitable contribution shall be determined based on the amount raised in the Capital Raise. For example, if the value of the Capital Raise is equal to or greater than $2,000,000 but less than $15,000,000, the monthly fee payable to the Consultant thereafter shall be equal to $30,000 (with $6,000 of such amount payable to Dr. Michael Immel) with a charitable contribution of $10,000 payable to the Andrews Foundation thereafter for the term of the Consulting Agreement.

Index

Furthermore, commencing on March 1, 2014 and ending on May 1, 2017, on each of March 1, June 1, October 1 and January 1 during such period, the Company shall issue and the Consultant shall be entitled to receive non-qualified stock options to purchase a number of shares of the Company’s common stock equal to 750,000 divided by the average of the closing bid price per share of such common stock for the ten (10) trading days immediately prior to the date of issuance, subject to certain adjustments as set forth in the Consulting Agreement. The options have a strike price of $0.0058 per share and are exercisable for ten (10) years. A portion (13.33%) of such options will be issued to the Andrews Foundation (and Dr. Immel shall receive 20% of such options). In addition, The Company shall issue to the Consultant 6,666,666 shares of its common stock based on the market price at the date of the execution of the License Agreement (see description above), as well as 2,000,000 shares to Dr. Immel and 1,333,333 shares to the Andrews Foundation. Additionally, 1,000,000 shares shall be issued to the Consultant, 200,000 shares shall be issued to Dr. Immel and 133,333 shares shall be issued to the Andrews Foundation upon FDA approval of the Company’s Stromal Vascular Fraction Cell injection for treatment of osteoarthritis.

The Consulting Agreement contains customary representations and warranties, as well as a mutual indemnification provision, an assignment of inventions and patents provision and a confidentiality and trade secrets provision. The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to such document and incorporated herein as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 12, 2014.

Agreement with Regen Medical P.C.

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

Index

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

As previously disclosed above, we have started our first FDA IND study that will be on osteoarthritis of the knee with Dr. James Andrews and inVentiv as our CRO. On March 11, 2014, the Company executed a Consulting Agreement with Dr. James Andrews, effective March 7, 2014, pursuant to which Dr. Andrews shall serve as Chairman of the Intellicell Orthopedic Cellular Therapy Advisory Board.

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

Number	Country	Filing Date	Issue Date	Expiration Date	Title
Patent Applications

US 13/323,030	U.S.		January 17, 2013	N/A	Ultrasonic Cavitation Derived Stromal Or Mesenchymal Vascular Extracts And Cells Derived Therefrom Obtained From Adipose Tissue And Use Thereof

PCT/US2011/064464	PCT		Pending	N/A	Ultrasonic Cavitation Derived Stromal Or Mesenchymal Vascular Extracts And Cells Derived Therefrom Obtained From Adipose Tissue And Use Thereof

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

Index

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

Index

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

Index

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

Index

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

Employees

As of December 31, 2013, we had 6 full-time employees. We have not experienced any work disruptions or stoppages and we consider our relationship with our employees to be strong. None of our employees are covered by a collective-bargaining agreement.

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

In their report dated May 9, 2014, Rosen Seymour Shapss Martin & Company LLP stated that our financial statements for the fiscal years ended December 31, 2013 and 2012, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

Our regenerative medical products may not gain acceptance among physicians, healthcare professionals and third-party payors, which could have a material impact on our future business, financial condition and operations.

Our success will depend upon our regenerative medical products being accepted in the market. The degree of market acceptance of our tests by physicians, healthcare professionals and third-party payers will depend on a number of factors, including:

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

Index

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

Index

Our current officer, directors and principal shareholders may have substantial influence over the election of the Board of Directors and matters submitted to a stockholder vote.

Our directors, executive officers and principal (10%) stockholders and their affiliates beneficially own approximately 8% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates may have substantial influence on the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

Part of our debt held by promissory note holders has been assumed by Redwood Management, LLC. However, our bridge notes and our convertible promissory notes held by some of our promissory note holders are in default, and we are not in a position to repay them. We intend to use the proceeds of a future offering to pay off such notes. Holders of those notes could if they choose to sue on those notes, and if they were successful in their lawsuits they could levy on our assets and have those assets sold to satisfy the amounts we owe them.

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

Our common stock is traded on the OTCQB under the symbol SVFC. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•
the Food and Drug Administration (FDA) has  re-inspected our facility in early June and issued a 483 Report and the Company has responded in a timely manner.   They may determine that we do not currently meet the guidelines to operate a cell therapy business or that our cell therapy treatments should be treated as a drug;

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

Index

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

Index

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

Index

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

Such company entered into a 13 year lease for the office space located at 460 Park Avenue for which we have unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, we established a restricted cash account in the amount of approximately $520,000 to be used as a security deposit under the lease.

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

On March 17, 2014, Dean E. Miller, as representative shareholder, on behalf of the nominal defendant Intellicell Biosciences, Inc., filed a shareholder’s derivative action against Steven Victor, MD, in his capacity as Chairman - CEO and individually, Anna Rhodes as former Executive Vice President and individually, Leonard L. Mazur as interim Chief Operating Officer and individually,  Myron Holubiak as a Director and individually, Michael Hershman, as Chairman of the Board of Directors and individually,  Stuart Goldfarb as a former Director and individually, Victor Dermatology & Rejuvenation, P.C., Victor Cosmeceuticals, Inc., Lasersculpt, Inc., and the Doe Entities 1-5, as defendants, and Intellicell Biosciences, Inc., as nominal-defendant. The complaint, which was filed on the aforementioned date with the United States District Court Southern District of New York, alleges that the Company has failed to comply with US Food and Drug Administration and United States Patent and Trade Office regulations. The allegations in the complaint include, but are not limited to, allegations involving fraud, negligence, false reporting, and mismanagement of laboratory facilities. Pursuant to the complaint, the amount in controversy exceeds $75,000.00. Furthermore, the complaint as filed lists the following counts: 1. Against the individual defendants for breach of their fiduciary duties in connection with their management of the Company; 2. Against the individual defendants for breach of fiduciary duty in connection with disseminating false information; 3. Against the individual defendants for breach of fiduciary duty for failing to design and implement adequate internal controls; 4. Request for injunctive relief; 5. Imposition of constructive trust/accounting; and 6. Appointment of referee injunctive relief. The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of December 31, 2013. However, management is confident in its defenses to such allegations and claims.

On March 11, 2014, Steven A. Victor (“Dr. Victor”), Intellicell Biosciences, Inc., a Nevada corporation, Intellicell Biosciences Inc., a New York corporation, and Regen Medical P.C., a New York corporation filed a complaint against Jonathan Schwartz (“Schwarz”), Joseph P. Salvani (“Salvani”) and Douglas R. Dollinger (“Dollinger”), in the Supreme Court of the State of New York, County of New York. Schwartz and Salvani, both shareholders of the Company, are represented by Dollinger in his capacity as legal counsel. Pursuant to the complaint, the plaintiffs’ first cause of action alleges that the defendants conspired together and acted in concert, to defame Dr. Victor and the Company in an effort to take control of the Company and to reap large profits by dumping their shares thereafter. Furthermore, the plaintiffs’ second cause of action alleges that Salvani made false statements to a potential investor, resulting in damages amounting to $250,000.00. The plaintiffs seek compensatory damages, together with punitive damages and interest in connection with the first cause of action, and compensatory damages in the amount of $250,000.00, together with punitive damages and interest, in connection with the second cause of action.

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

Index

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

A three day hearing was conducted by Judge Gammerman and he ruled that Intellicell does not owe Ironridge or TCA any further payments.  The Company is awaiting a final honor by Judge Oing.

Hanover Holdings Litigation

On May 21, 2013, the Supreme Court of the State of New York, County of New York (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between the Company and Hanover Holdings I, LLC, a New York limited liability company (“Hanover”), in the matter entitled Hanover Holdings I, LLC v. Intellicell Biosciences, Inc., Case No. 651709/2013 (the “Action”). Hanover commenced the Action against the Company on May 10, 2013 to recover an aggregate of $706,765.38 of past-due accounts payable of the Company, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on May 21, 2013.

As previously disclosed, on May 23, 2013, the Company issued and delivered to Hanover 8,500,000 shares (the “Initial Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”).

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

Index

As previously disclosed, between June 17, 2013 and December 16, 2013, the Company issued and delivered to Hanover an aggregate of 87,266,171 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

Since the issuance of the Initial Settlement Shares and Additional Settlement Shares described above, Hanover demonstrated to the Company’s satisfaction that it was entitled to receive another 6,009,817 Additional Settlement Shares, based on the adjustment formula described above, and that the issuance of such Additional Settlement Shares to Hanover would not result in Hanover exceeding the beneficial ownership limitation set forth above. Accordingly, on December 27, 2013, the Company issued and delivered to Hanover another 6,009,817 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

The issuance of Common Stock to Hanover pursuant to the terms of the Settlement Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

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

On May 1, 2013, he entered into an agreement (the “Corcon Agreement”) with Corcon (“Corcon”) to settle the litigation matter between the Company and Corcon (the “Corcon Litigation”) relating to that certain debt owed Corcon in the aggregate amount of $547,000 (the “Debt”). For additional information regarding the Corcon Litigation subject to the Corcon Agreement see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2013.  Under the terms of the Corcon Agreement, Corcon has agreed to dismiss the Corcon Litigation in exchange for receiving a payment of $475,000 (the “Purchase Price”) from Hanover Holdings I, LLC (“Hanover”) under the terms of that certain a receivable purchase agreement (the “Corcon Receivable Purchase Agreement”).  As condition to the Corcon Agreement, Hanover and the Company entered into an agreement for Hanover to purchase various debt obligations of, or claims against the Company and to file a civil action under Section 3(a)(10) (the “3(a)(10)  Transaction”) of the Securities Act of 1933, as amended.  Further, as a material inducement to enter into the Corcon Agreement, the Company agreed to escrow 19,000,000 shares of its common stock to be issued to Corcon in the event the 3(a)(10) Transaction was not approved and Purchase Price was not received.  On May 21, 2013, the Supreme Court of the State of New York, County of New York, entered an order approving, among other things, the fairness of the terms and conditions of the 3(a)(10) Transaction as previously disclosed on the Company’s Current Report on Form 8-K filed  with the Commission on May 24, 2013.

The Corcon Litigation was dismissed on May 10, 2013. And the 19,000,000 shares have been returned to the Company’s treasury.

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

The Bluming Litigation was dismissed on May 24, 2013.

Index

Sherb Litigation

 In February 2013, the Company was served with notice that on October 13, 2011, Sherb & Co. LLP (“Sherb”) filed a complaint (the “Sherb Complaint”) in the Supreme Court of the State of New York, County of New York, Index No. 11/111685, alleging, among other things, breach of contract, and debt owed against the Company, in connection with accounting and audit services performed from May 12, 2010 through May 31, 2011.   Sherb is seeking, among other things, an amount not less than $88,508 plus interest.  This has been turned into note assumed by MD Global Advisors.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

Index

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

During 2010 and until July 7, 2011, our common stock was quoted on the OTCQB under the symbol “CWLC.PK”. As of July 7, 2011, our quotation symbol on the OTCQB was changed from “CWLC” to “SVFC”.  From February 8, 2013 through May 20, 2013, our common stock was quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “SVFC.OB”.  Since May 20, 2013, our common stock was quoted on the OTCQB under the symbol “SVFC.PK”

The following table sets forth the range of high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$0.004	$0.0023
Quarter ended September 30, 2013	$0.014	$0.0125
Quarter ended June 30, 2013	$0.055	$0.037
Quarter ended March 31, 2013	$0.11	$0.10
Fiscal Year Ended December 31, 2012	High	Low
Quarter ended December 31, 2012	$0.18	$0.135
Quarter ended September 30, 2012	$0.19	$0.19
Quarter ended June 30, 2012	$0.25	$0.25
Quarter ended March 31, 2012	$1.58	$1.57

Holders of Common Stock

As of May 9, 2014, we had 228 holders of record of our common stock and 2,230,314,377 shares of common stock issued and outstanding. On January 20, 2014, and January 22, 2014, the Board and Majority Shareholder of the Company, respectively, approved an increase of the authorized shares of common stock of the company from 1,500,000,000 to 3,500,000,000 and an amendment to the par value of the common stock of the Company from a par value of $0.001 per share to a par value of $0.0001 per share. For more information please see our Schedule 14C Information Statement filed with the SEC on February 14, 2014.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2013.

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

Index

Recent Sales Of Unregistered Securities.

Except as set forth below, we have had no sales of unregistered securities during the year ended December 31, 2013 and December 31, 2012, that have not been reported on Form 8-K or Form 10-Q.  Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

Index

Subsequent to Fiscal Year End

Through April 24, 2014, a total of 1,058,838,813 shares of common stock were issued for various conversions of debt.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue

Revenue for the year ended December 31, 2013 and 2012 was $0 and $534,972, respectively. Revenues in 2012 were attributable to fees from cases processed by licensees which were primarily related party revenue of $514,000 earned in accordance with the Regen Medical technology license and administrative services agreement dated April 16, 2012. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

Index

 License fees will generally be payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates.

Cost of goods sold and Gross Margin

Cost of goods sold were $0 and $434,852 for the years ended December 31, 2013 and 2012, respectively. These costs were primarily salaries and related costs attributable to the Regen technology license and administrative services agreement and the cost of supplies for cases processed in our tissue processing center in New York.

Gross margin were $0 and $100,090 for the years ended December 31, 2013 and 2012, respectively. In the future, in addition to the cost of equipment sold directly to licensees, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $441,913 and $291,889 for the years ended December 31, 2013 and 2012, respectively. The principal component of research development costs consists services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes.

The Company continues to increase the research and development staff in the current year period and applicable laboratory supplies and disposables. The principal component of research development costs consists of fees payable to the Chief Executive Officer, who is a principal shareholder of the Company, for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. Payment of these fees will be contingent upon the Company either generating $2.0 million in revenues or completing an equity offering of the Company’s common stock or other securities equal to or greater than $5.0 million, whichever occurs first. The fees payable to Dr. Victor for these cases range from $5,000 to $10,000 per case.

Sales and marketing expenses were $39,614 and $263,927 for the years ended December 31, 2013 and 2012, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $3,652,443 and $3,613,210 for the years ended December 31, 2013 and 2012, respectively. The following are the significant components of the general and administrative costs:

Salary Expense
General and administrative is comprised of salary expenses of $526,690 and $988,231 for the years ended December 31, 2013 and 2012, respectively. Included in the salary expense and related to a significant shareholder as a result of this individual serving in the capacity of our Chief Executive Officer was $275,000 for each years ending December 31, 2013 and 2012. In addition, we incurred salary expenses totaling $180,000 and $205,000 for the years ending December 31, 2013 and 2012, respectively, to the spouse of our Chief Executive Officer and majority shareholder.

Loss of Accounts Receivable
The Company and Regen Medical entered into a termination and general release agreement, effective December 31, 2012, pursuant to which the Company and Regen Medical agreed the Company shall forgive the $514,000 owed to the Company by Regen Medical under the Regen Medical Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process.  The Company expensed a loss of accounts receivable of $514,000 for the year-end December 31, 2012.

Rent and office administrative expenses
Included in general and administrative expenses are $759,978 and $467,803 of rent and office administrative costs for the years ended December 31, 2013 and 2012, respectively.  Rent in the prior year included $150,000 for our previous office facilities and administrative office services provided by a company owned by our chief executive officer and majority shareholder and approximately $318,000 for the office space located at 460 Park Avenue.  Rent in the current year includes rent for the office space located at 460 Park Avenue as well as an adjustment of $246,223 in rent expense related to the deferred rent liability that was booked to conform with GAAP.

Professional fees
For the years end December 31, 2013 and 2012, we have incurred approximately $980,085 and $1,070,703 in legal and professional fees primarily related the FDA compliance, public company costs and financing transactions.

Depreciation
Depreciation expense is included in general and administrative costs and amounted to $405,702 and $221,428 for the years ended December 31, 2013 and 2012, respectively.

Employee Stock Based Compensation.  During the years ended December 31, 2013 and 2012, we incurred employee stock based compensation expenses of $1,386,765 and $2,333,922, respectively, for incentive stock options and common stock issued to employees.  The incentive stock options were valued using the Black Scholes method.

Non-Employee Stock Based Compensation. During the years ended December 31, 2013 and 2012, non-employee stock based compensation of $0 and $8,298,732 were incurred as non-cash charges, respectively.  Non-employee stock based compensation is comprised of the following:

•
During the year ended December 31, 2013 the Company issued 0 shares of common stock shares for medical advisory and professional services valued at $0 compared to 5,455,668 shares valued at $5,713,038 during the year ended December 31, 2012.

•
During the year ended December 31, 2013, the Company issued 0 warrants and 0 non-employee stock options for consulting and profession services valued at $0 and $0, respectively, compared to 1,684,200 warrants and 150,000 non-employee stock options valued at $2,720,764 and $34,930 during the year ended December 31, 2012.

The value of the warrants and non-employee stock options were determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the years ended December 31, 2013 and 2012, the Company recorded an expense in the amount of $2,787,770 and income in the amount of $13,804,271, respectively, relating to the change in value of all its derivative liabilities.

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

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to income of $583,837 and a reduction to income of $3,893,821 for year ended December 31, 2013 and 2012, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $3,683 and $587,520 at December 31, 2013 and 2012, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to income of $382,296 and a charge to income of $9,921,400, respectively for year ended December 31, 2013 and 2012, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $6,254 and $388,550 at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, these warrants were not exchanged and retained their anti-dilutive properties.  The value of the derivative liability associated with the conversion feature of these warrants were $481 and $10,950 for the years ended December 31, 2013 and 2012, respectively.

Loss before income tax and Net Loss

Loss before income tax for the years ended December 31, 2013 and 2012 was $11,140,817 and $4,151,891, respectively, which includes a charge for the non-cash change in fair value of derivative liabilities and other expense of $2,787,770 for the year ended December 31, 2013 and a reduction of charges for the non-cash change in fair value of derivative liabilities of $13,804,271 for the year end December 31, 2012. Furthermore, loss before income tax for the year ended December 31, 2013 and 2012 included non-cash expense for Employee Stock Compensation of $1,386,765 and $2,333,922, non-cash expense for Non-Employee Stock Based Compensation of $0 and $8,298,732, and stock based financing costs of $305,112 and $3,041,660, respectively, as discussed above.  As we are just beginning to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2013 of $9,278,941, compared to a working capital deficit at December 31, 2012 of $6,687,734.

Our cash and cash equivalents as December 31, 2013 was $0, compared to cash balances at December 31, 2012 of $10,159. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing limited cash balances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional debt and equity based financings to maintain our operations.

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

Net cash from operating activities

Net cash used in operating activities was $1,159,641 and $1,064,556 for the year ended December 31, 2013 and 2012, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities. For the year ended December 31, 2013, operating activities were impacted by increases in our accounts payable of $1,608,004, and $2,137,266 in increases in loss on conversion of accounts payable to common stock.

Net cash from investing activities

Net cash provided by (used in) investing activities was $219,158 and $(2,747,072) for the year ended December 31, 2013 and 2012, respectively, which includes a write-off of $12,240 in office furniture in the year ended December 31, 2013 and $929,457 for the purchase of office furniture and equipment and lab equipment for the year ended December 31, 2012.  Additionally, there was a write-off of $275,000 and additional costs of $1,532,181 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively, in the years ended December 31, 2013 and 2012.  Furthermore, $93,175 and $285,434 of net advances were due from Regen Medical, and the Company had an increase in restricted cash for the security deposit on their lease of $124,547 and $0, respectively during the years ended December 31, 2013 and 2012.

Net cash from financing activities

Net cash provided by financing activities was $930,324 and $3,711,593 for the year ended December 31, 2013 and 2012, respectively, consisting of $0 and $2,766,050 of net proceeds received from the sale of our common stock, $0 and $230,000 of gross proceeds from our Series D preferred stock offering, and $416,000 and $0 of gross proceeds from our convertible note offering, respectively. Additionally, the Company received net related party advances from Dr. Victor in the amount of $414,324 and $113,976, convertible debentures of $100,000 and $0, and notes payable of a net $0 and $601,567 for the year end December 31, 2013 and 2012, respectively.

Intellicell Convertible Promissory Notes

In accordance with the provisions of the Intellicell Notes, we notified the holders of their right to have the Intellicell Notes repaid upon completion of our recent equity financing (pursuant to which we received aggregate gross proceeds of $2,627,549, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant), or to convert their Intellicell Notes into shares of our common stock.  As of the date of this Annual Report on Form 10-K, holders of Intellicell Notes in the principal amount of $469,215 have converted their Intellicell Notes into shares of our common stock. On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes.   Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand.  Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, as of the date hereof, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable.  The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes.

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

Ludlow Capital Convertible Promissory Note

On April 30, 2013, the Company issued a Convertible Promissory Note to Ludlow Capital, LLC, for $15,000 in professional services.  The terms of the Convertible Promissory Note require repayment immediately and bear a 0% interest rate.  The Convertible Promissory Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price that shall be 10% below the closing bid upon notice of conversion. The Convertible Promissory Note is currently due and payable.

Steven Victor Convertible Promissory Note

On October 1, 2013, the Company issued a $1,000,000 convertible promissory note to Steven Victor to memorialize $585,794 of accrued salary and $414,206 of personal loans due to Steven Victor.  The convertible promissory note is payable on demand and bears an annual 12% simple interest rate.  The convertible promissory note is convertible into shares of the Company’s common stock, par value, $0.001 per share (the “Common Stock”) at a price equal to the average five trading day closing bid price during the five days immediately prior to the conversion date multiplied by two.

On October 11, 2013, the Company was advised that the convertible promissory note was assigned to Redwood Management, LLC.

Anna Rhodes Convertible Promissory Note

On October 1, 2013, the Company issued a $389,711 convertible promissory note to Anna Rhodes to memorialize $229,464 of accrued salary and $160,247 of personal loans due to Anna Rhodes.  The convertible promissory note is payable on demand and bears an annual 12% simple interest rate.  The convertible promissory note is convertible into shares of the Company’s common stock, par value, $0.001 per share (the “Common Stock”) at a price equal to the average five trading day closing bid price during the five days immediately prior to the conversion date multiplied by two.

On October 11, 2013, the Company was advised that the convertible promissory note was assigned to Redwood Management, LLC.

WHC Capital Convertible Promissory Note

On November 15, 2013, the Company issued a 75,000 convertible promissory note to WHC Capital.  The Company received $66,000 in cash and $9,000 was recorded as an other receivable on the balance sheet. The terms of the convertible promissory note require repayment on November 15, 2014 and bears an interest rate of 12% per annum.  The convertible promissory note is convertible into shares of the Company’s common stock, par value, $0.001 per share (the “Common Stock”) at a price equal to 48% of the lowest intra-day trading price for the Company’s common stock during the fifteen trading days immediately preceding the conversion date.

During November and December 2013, $39,617 of the principal of the convertible promissory note was converted to 49,920 shares of common stock.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Contractual Obligation and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2013, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year		1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations	$		$4,733,319	$	$	$

Current Operating Lease Obligations

Total obligations	$	$		$	$	$
			4,733,319

Index

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2013 and December 31, 2012, begins on page F-1 of this Annual Report on Form 10-K .

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We do not have any changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication  Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the deficiencies set forth above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

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

Index

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Not applicable.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of May 9, 2014, are as follows:

Name	Age	Position
Steven A. Victor, M.D.	62	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer
Leonard Mazur	68	Interim Chief Operating Officer and Director
Michael Hershman	69	Director
Myron Holubiak	67	Director
Sam Khashman	45	Director

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

Background of Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

STEVEN A. VICTOR M.D. was appointed as our chief executive officer, president, secretary, treasurer and director on June 3, 2011.  Dr. Victor is a practicing celebrity dermatologist with over 20 years of experience. Author of the book “Ageless Beauty – A Dermatologist’s Guide to Looking Younger Without Plastic Surgery”, Guest Appearances on 20/20, Good Morning America, The Today Show, etc., along with features in nationally published fashion/style magazines. Dr. Victor is renowned in the field of Dermatology, pioneering some of the most effective and interesting treatments in skin rejuvenation today. He has lectured around the world, consulted for numerous cosmetic companies, featured in numerous magazines and featured in various Television and News segments. Dr. Victor has developed numerous successful consumer products for distribution through the Cosmeceuticals and Prescription skin care channels. Medicis (MRX/NYSE), a specialty pharmaceutical company that develops and markets products for the treatment of dermatological, aesthetic, and podiatric conditions, was initially launched successfully with 6 Rx products of Dr. Victor’s including Benzashave, a patented product. Dr Victor launched the one of the first acne infomercials in 1992 and developed the products for the Cher Skin Care infomercial. Dr. Victor has held numerous teaching appointments and holds a Bachelor of Arts degree from New York University and a received his M.D. degree from New York College.  Dr. Victor was selected to serve as a director due to his deep familiarity with our business, the regenerative medical industry, our proprietary process and his extensive entrepreneurial background.

LEONARD L. MAZUR was appointed to our Board of Directors on June 3, 2011 and interim chief operating officer on February 14, 2013. Mr. Mazur since January  2008 is the co-founder and Vice Chairman of Akrimax Pharmaceuticals, LLC, a privately held pharmaceutical company specializing in  producing cardiovascular and general pharmaceutical drugs  Between January 2005 to May 2012  he served as Co-Founder and Chief Operating Officer of Triax Pharmaceuticals LLC, a specialty pharmaceutical company producing prescription dermatological drugs.. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc., a dermatological products company that marketed its products through dermatologists’ offices. In addition, Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation, as executive vice president, ICN Pharmaceuticals, Inc., Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor and is a recipient of the Ellis Island Medal of Honor. Mr. Mazur has marketing and entrepreneurial experience in the pharmaceutical industry, and his experiences with pharmaceutical products make him a valuable member of our Board of Directors.

MICHAEL HERSHMAN was appointed as a director on November 19, 2012.Mr. Hershman has been president and chief executive officer of The Fairfax Group LLC, an investigative, security and crises management firm, since founding the company in 1983.   Mr. Hershman is an internationally recognized expert on matters relating to transparency, accountability, governance, litigation and security. Over the years, Mr. Hershman has served as a senior staff investigator for the Senate Watergate Committee, as chief investigator for a joint Presidential and Congressional commission, reviewing state and federal laws on wiretapping and electronic surveillance, as chief investigator for the Federal Election Commission, as deputy staff director for the Subcommittee on International Organizations of the U.S. House of Representatives and as deputy auditor general for the Foreign Assistance Program of the U.S. Agency for International Development.  In 1993, Mr. Hershman co-founded Transparency International, the largest independent, not-for-profit coalition promoting transparency and accountability in business and in government. For the past six years he has served Interpol as a member of the International Group of Experts on Corruption, and for the past twelve years, he has sat on the board of the International Anti-Corruption Conference Committee. Mr. Hershman is a member of the board of directors of the U.S. Chamber of Commerce Foundation. Since 2007, Mr. Hershman has been a member of the board of directors and the executive committee of the Center for International Private Enterprise. For the past twelve years Mr. Hershman has been a member of Interpol’s International Group of Experts on Corruption and now serves as Vice Chairman. Mr. Hershman is also on the board of the International Anti-Corruption Conference Committee, the Financial Coalition against Child Pornography, which is a project of the National Center for Missing and Exploited Children and he is a member of the Advisory Council of the George Mason University School of Information Technology and Engineering.  Mr. Hershman was selected to serve as a director due to his experience as a director of other public companies and his experience with corporate compliance.

Index

MYRON HOLUBIAK was appointed to our Board of Directors on October 23, 2012.  Mr. Holubiak is the former President of Roche Laboratories, Inc. He held this position from December 1998 to August 2001. From August 2001 to June 2002, Mr. Holubiak was President, Chief Operating Officer and member of the Board of Directors of iPhysicianNet, Inc., a video detailing company. From July 2002 to April 2007 Mr. Holubiak was President and Chief Operating Officer of HealthSTAR Communications, Inc., a health care marketing communications network of 16 companies. Currently, Mr. Holubiak is the President and a member of the board of directors of 1-800-Doctors, Inc., a medical referral company that provides consumers with access to physicians and hospitals. From April 2004 to July 2008 Mr. Holubiak served on the board of directors of Nastech Pharmaceuticals Company, Inc. (now Marina Biotech, Inc.). Mr. Holubiak is also a member of the board of directors of Venture Biosciences, Inc.  Mr. Holubiak is currently the Chairman of the Board of Directors of BioScrip, Inc, which is a specialty pharmaceutical company. Mr. Holubiak was selected to serve as a director due to his deep familiarity with the healthcare industry, his extensive entrepreneurial background and his public company experience.

SAM KHASHMAN founded Technology Partners, Inc. (dba IMAGINE Software) in 2000 and has an extensive background in systems integration, process efficiency, and imaging systems with more than 18 years of experience in executive leadership. He has spent his career implementing and developing national and international markets for various business software solutions, and is recognized in radiology for combining complex processes into single system solutions. Mr. Khashman is also involved in numerous civic organizations and currently serves on the board of the National Chamber Foundation, the public policy think tank of the U.S. Chamber of Commerce in Washington D.C. and the advisory board of InfraGard Nations Capital Members Alliance, Inc.

Significant Employees

None

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

Advisory Board Consulting Agreement with Dr. James Andrews

On March 11, 2014, the Company executed a Consulting Agreement (the “Consulting Agreement”) with Dr. James Andrews, effective March 7, 2014, pursuant to which Dr. Andrews shall serve as Chairman of the Intellicell Orthopedic Cellular Therapy Advisory Board.  The initial term of the Agreement shall be for a period of ten (10) years unless extended as provided in the Agreement or unless terminated by either party with thirty (30) days advance written notice to the other party.  In consideration for Consultant’s services, the Consultant shall be paid a monthly fee and make a monthly charitable contribution to the Andrews Foundation after the Company closes a Capital Raise (as defined in the Consulting Agreement), and the amount of such monthly fee and monthly charitable contribution shall be determined based on the amount raised in the Capital Raise.  For example, if the value of the Capital Raise is equal to or greater than $2,000,000 but less than $15,000,000, the monthly fee payable to the Consultant thereafter shall be equal to $30,000 (with $6,000 of such amount payable to Dr. Michael Immel) with a charitable contribution of $10,000 payable to the Andrews Foundation thereafter for the term of the Consulting Agreement.

Furthermore, commencing on March 1, 2014 and ending on May 1, 2017, on each of March 1, June 1, October 1 and January 1 during such period, the Company shall issue and the Consultant shall be entitled to receive non-qualified stock options to purchase a number of shares of the Company’s common stock equal to 750,000 divided by the average of the closing bid price per share of such common stock for the ten (10) trading days immediately prior to the date of issuance, subject to certain adjustments as set forth in the Consulting Agreement.  The options have a strike price of $0.0058 per share and are exercisable for ten (10) years.  A portion (13.33%) of such options will be issued to the Andrews Foundation (and Dr. Immel shall receive 20% of such options).  In addition, The Company shall issue to the Consultant 6,666,666 shares of its common stock based on the market price at the date of the execution of the License Agreement (see description above), as well as 2,000,000 shares to Dr. Immel and 1,333,333 shares to the Andrews Foundation.  Additionally, 1,000,000 shares shall be issued to the Consultant, 200,000 shares shall be issued to Dr. Immel and 133,333 shares shall be issued to the Andrews Foundation upon FDA approval of the Company’s Stromal Vascular Fraction Cell injection for treatment of osteoarthritis.

Index

The Consulting Agreement contains customary representations and warranties, as well as a mutual indemnification provision, an assignment of inventions and patents provision and a confidentiality and trade secrets provision.  The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to such document, which is attached as Exhibit 10.2 hereto and incorporated herein by reference.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been a party to:

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics was filed as an exhibit to our 2011 Annual Report on Form 10-K.  Investors may also request a copy of the code of ethics, free of charge, by contacting the Company’s at 460 Park Avenue, 17th Floor, New York, New York 10021, Attention: Secretary.

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

Index

Leonard Mazur is the chairman of the Compensation Committee.

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

For the fiscal year ended 2013, Dr. Steven Victor received 300,000,000 options to purchase our common stock and all other directors received 30,000,000 stock options to purchase our common stock.

Director Independence

Two of our directors, Michael Hershman and Myron Holubiak, are independent directors, pursuant to the NASDAQ definition of independence.

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

					Option	All Other
		Salary		Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)(2)	($)
Steven A Victor,	2013	275,000		-	-	$15,000	$290,000
Chairman of the Board of Directors
of the Company, Chief Executive Officer and President	2012	275,000	(1)	-	-	$15,000	$290,000

(1)	During the fiscal year ended December 31, 2012 and 2013, Dr. Victor was not paid and $275,000 was accrued as compensation for his employment with the Company.
(2)	Represents the value of the use of a rental property by Dr. Victor that was paid for by the Company.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2013.

	Option Award					Stock Award
Equity
								Equity	Inventive
								Incentive	Plan
								Plan	Awards:
							Market	Awards:	Market
							Value	Number	or Payout
			Equity				of	of	Value of
			Incentive			Number	Shares	Unearned	Unearned
			Plan			of	or	Shares,	Shares,
			Awards:			Shares	Units of	Units or	Units or
	Number of	Number of	Number of			or Units	Stock	Other	Other
	Securities	Securities	Securities			of Stock	That	Rights	Rights
	Underlying	Underlying	Underlying			That	Have	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Not	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options	Price ($)	Date	Vested	($)	(#)	($)
Steven A. Victor	0	0	0	0	0	0	0	0	0

Index

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 9, 2014 and as adjusted to reflect the sale of our common stock offered by this prospectus, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Steven Victor(3)	179,277,712	8%
Leonard Mazur	408,528	* %
Michael Hershman	-	-%
Myron Holubiak	-	-%
Sam Hershman
All Executive Officers and Directors as a group (5 people)	179,686,240	8%
5% Shareholders	-	-%
None
 (*) - Less than 1%.

(1)	Except as otherwise below, the address of each beneficial owner is c/o Intellicell Biosciences, Inc, 460 Park Avenue, 17th Floor, New York, New York 10022.
(2)
Applicable percentage ownership is based on 2,230,314,377 shares of common stock outstanding as of May 9, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of May 9, 2014, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of May 9, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Does not include (i) 7,250,000 shares of common stock underlying the series C preferred stock,  (ii) 9,066,667 shares of common stock underlying $1,360,000 of convertible notes (which are convertible at price of $0.15), and (iv) 3,071,542 shares of common stock underlying warrants (which are exercisable at a price of $0.88).

(3)
Includes 15,058,000 shares of common stock underlying 15,058 shares of series B preferred stock issued to Dr. Victor in connection with the Merger. Each share of series B preferred stock shall be convertible into 1,000 shares of our common stock. In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the common stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of common stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10). Also includes 1,745,371 shares of common stock owned by VPI LaserLipo, Inc., a company in which Dr. Victor is an officer and director (and in which he owns less than 1% of the shares). Does not include (i) 33,000,000 shares of common stock owned by Anna Rhodes, Dr. Victor’s wife, or (ii) 281,373 shares of common stock owned by Amy Rhodes, Dr. Victor’s sister-in-law, as to which he disclaims beneficial ownership.

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

Index

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is provided office facilities and related services by a company owned by the Company’s CEO, a significant shareholder. The Company has recorded rent and utilities expenses of $759,978 and $467,803, respectively, representing the Company’s portion of use for such for year ended December 31, 2013 and 2012, respectively.We have paid or accrued such rent expense since inception. On June 1, 2011, a company owned by Steven Victor, our chief executive officer, entered into a 13 year lease for new office space located at 460 Park Avenue, for which we unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, we established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease. We estimate we will pay approximately 60% of the approximately monthly lease of $53,000 and utilities per month to sublease office space from the company owned by Dr. Victor. As of the date of this filing herein, the Company has not finalized the sublease agreement.

We have recorded salary expense of $275,000 related to our Steven Victor as a result of this individual serving in the capacity of our Chief Executive Officer since for the year ended December 31, 2013 and salary expenses totaling $205,000 accrued and payable to our Executive Vice President Anna Rhodes who is a related party, a shareholder and the spouse of the majority shareholder.
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

From time to time, we have received advances from certain of our officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2013, Dr. Steven Victor, our Chief Executive Officer and majority shareholder advanced 414,324 to us for working capital purposes. These advances may not have formal repayment terms or arrangements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees for professional services rendered by Rosen Seymour Shapps Martin & Company LLP (“RSSM”), our registered independent public accounting firm for the year ended December 31, 2013 and 2012:

Description of services	2013		2012
Audit fees		$123,344.25		$97,000
Audit related fees	$		$
Tax fees	$		$
All other fees	$		$
Total		$123,344.25		$97,000

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

All other fees. RSSM did not receive any other audit fees for 2013.

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

Index

3.13
Certificate of Designations of Preferences, Rights and Limitations of the series E convertible preferred stock of Intellicell Biosciences, Inc (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2012 and incorporated herein by reference).

3.14
Certificate of Amendment to the Articles of Incorporation, as amended, dated November 26, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2013 and incorporated herein by reference).

3.15
Certificate of Designations, Rights and Preferences of Series E Preferred Stock filed with the Secretary of State of the State of Nevada on January 17, 2014 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2014 and incorporated herein by reference).

3.16
Certificate of Correction of Series E Preferred Stock filed with the Secretary of State of the State of Nevada on January 22, 2014 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2014 and incorporated herein by reference).

3.17
Certificate of Amendment to the Articles of Incorporation, as amended, dated March 7, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2014 and incorporated herein for by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-49388) filed with the SEC on November 6, 2000 and incorporated herein by reference).

3.21	Amendment to the Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2014 and incorporated herein by reference).

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

Index

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

10.32
Order Approving Fairness, Terms and Conditions of Exchange and Issuance Pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, dated May 21, 2013 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2013 and incorporated herein by reference).

Index

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

10.35
Securities Purchase Agreement, dated March 11, 2014, by and between the Company and the Investor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014 and incorporated herein by reference)

10.36
Secured Convertible Debenture, dated March 11, 2014, by and between the Company and the Investor (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014 and incorporated herein by reference)

10.37
Warrant No. SVFC-1-1, dated March 11, 2014, issued by the Company to the Investor (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014 and incorporated herein by reference)

10.38
Guaranty Agreement, dated March 11, 2014, by and among the Company, Intellicell NY, ICBS, Tech-Stem, and the Investor (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014 and incorporated herein by reference)

10.39
Security Agreement, dated March 11, 2104, by and among the Company, Intellicell NY, ICBS, Tech-Stem, and the Investor (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014 and incorporated herein by reference)

10.40
Intellectual Property Security Agreement, dated March 11, 2014, by and among the Company, Intellicell NY, ICBS, Tech-Stem, and the Investor (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014 and incorporated herein by reference)

10.41
Pledge Agreement, dated March 11, 2014, by and among the Company, Intellicell NY, ICBS, Tech-Stem, and the Investor (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2014 and incorporated herein by reference)

10.42
Laboratory Services and License Agreement, dated effective March 7, 2014, by and between the Company and The Andrews Research and Education Foundation, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2014 and incorporated herein by reference)

10.43
Consulting Agreement, dated effective March 7, 2014 by and between the Company and Dr. James Andrews (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2014 and incorporated herein by reference)

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

16.1	Letter from Sherb & Co., Inc., dated August 11, 2011 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2011 and incorporated herein by reference)

17	Letter of Resignation from John Pavia, dated April 12, 2013 (filed as Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 24, 2013.

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2012 and incorporated herein by reference).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Press Release dated Janaury 29, 2014 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2014 and incorporated herein by reference).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: May 9, 2014	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven A. Victor	Chief Executive Officer, and Director (Principal Executive Officer,
Steven A. Victor	Principal Financial and Accounting Officer)	May 9, 2014

/s/Leonard Mazur	Director	May 9, 2014
Leonard Mazur

/s/ Michael Hershman	Director	May 9, 2014
Michael Hershman

/s/ Myron Holubiak	Director	May 9, 2014
Myron Holubiak

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of
IntelliCell BioSciences, Inc. and Subsidiary:

We have audited the accompanying consolidated financial statement of IntelliCell BioSciences, Inc. and Subsidiary, which comprise the balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntelliCell BioSciences, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
May 9, 2014

Intellicell BioSciences, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS
AS OF December 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$-	$10,159
Other current assets	9,000	-
Total Current Assets	9,000	10,159

Property and equipment, net	2,670,499	2,797,045
Financing fees, net	8,712	92,750
Restricted cash for security deposit	525,453	650,000

TOTAL ASSETS	$3,213,664	$3,549,954

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures	$840,900	$1,360,000
Notes payable	341,100	236,600
Accounts payable and accrued expenses	2,609,257	2,162,268
Accrued interest	388,302	106,287
License fee payable	922,500	1,222,500
Deferred rent liability	372,378	-
Convertible promissory notes	3,505,883	699,167
Accrued liabilities, related party, net	307,621	911,071
Total Current Liabilities	9,287,941	6,697,893

Derivative liabilities	3,774,790	987,020

TOTAL LIABILITIES	13,062,731	7,684,913

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,057 and 15,057 issued and outstanding at December 31, 2013 and 2012, respectively	151	151
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at December 31, 2013 and 2012, respectively	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at December 31, 2013 and 2012, respectively	565	565
Common stock, $0.0001 par value, 1,500,000,000 and 500,000,000 shares authorized, 922,722,023 and 58,545,053 issued and outstanding at December 31, 2013 and 2012, respectively	92,272	5,854
Additional paid in capital	38,961,322	33,621,031
Accumulated deficit	(48,903,450)	(37,762,633)
TOTAL STOCKHOLDERS' DEFICIT	(9,849,067)	(4,134,959)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,213,664	$3,549,954

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

NET REVENUES:
Revenues	$-	$20,942
Revenues - related party	-	514,000
TOTAL NET REVENUES	-	534,942

COST OF GOODS SOLD:
Cost of goods sold	-	434,852
TOTAL COST OF GOODS SOLD	-	434,852

GROSS PROFIT	-	100,090

OPERATING EXPENSES:
Research and development	441,913	291,889
Sales and marketing	39,614	263,927
General and administrative	3,652,443	3,613,210
Employee stock based compensation	1,386,765	2,333,922
Non-employee stock based compensation	-	8,298,732
TOTAL OPERATING EXPENSES	5,520,735	14,801,680

LOSS FROM OPERATIONS	(5,520,735)	(14,701,590)

OTHER INCOME (EXPENSE):
Loss on conversion of debt to equity	(2,137,266)	-
Interest expense	(389,934)	(212,912)
Financing costs	(305,112)	(3,041,660)
Change in fair value of derivative liabilities	(2,787,770)	13,804,271
TOTAL OTHER INCOME (EXPENSE)	(5,620,082)	10,549,699

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,140,817)	(4,151,891)

Provision for income taxes	-	-

NET LOSS	$(11,140,817)	$(4,151,891)

LOSS PER SHARE:
Basic and diluted	$(0.07)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	153,636,036	32,338,788

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2011	18,280	$183	10,823	$109	42,000	$420	21,034,938	$2,103	$15,868,148	$(33,610,742)	$(17,739,779)

Proceeds from sales of common stock at $1.00 per share, net of fees							2,100,000	210	2,044,040		2,044,250

Conversion of note payable and accrued interest to common stock							687,500	69	902,479		902,548

Stock issued for the conversion of convertible debentures and accrued interest							118,794	12	103,636		103,648

Conversion of Series B Preferred to common stock	(3,223)	(32)					3,222,362	322	(290)		-

Conversion of Series C Preferred to common stock			(3,573)	(36)			3,572,500	357	(321)		-

Issuance of Series D Preferred shares, net of fees					14,500	145		-	229,855		230,000

Issuance of shares in private placement with a unit investment of $.15 per share							4,999,996	500	721,300		721,800

Issuance of additional shares for anti-dilution							16,128,295	1,613	2,740,197		2,741,810

Stock issued to employees							750,000	75	120,175		120,250

Stock-based compensation related to employee stock options									2,213,672		2,213,672

Stock-based compensation related to non-employee stock options									34,930		34,930

Compensation expense related to the issuance of warrants									2,720,764		2,720,764

Stock issued for professional services at fair market value							5,930,668	593	5,922,446		5,923,039

Net loss for the year ended December 31, 2012										(4,151,891)	(4,151,891)

Balances, December 31, 2012	15,057	151	7,250	73	56,500	565	58,545,053	5,854	33,621,031	(37,762,633)	(4,134,959)

	-	-	-	-	-	-		-		-	-

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	1,386,764	-	1,386,764

Stock issued for professional services at fair market value	-	-	-	-	-	-	5,000,000	500	89,500	-	90,000

Stock issued for the payment of accounts payable	-	-	-	-	-	-	101,775,988	10,178	2,629,029	-	2,639,207

Stock issued for the payment of financing fees	-	-	-	-	-	-	19,000,000	1,900	24,700	-	26,600

Stock issued for the payment of related party payables	-	-	-	-	-	-	207,691,000	20,769	269,998	-	290,767

Stock issued in settlement of facility fee due to Ironridge	-	-	-	-	-	-	4,959,613	496	91,416	-	91,912

Conversion of convertible debenture principal into common stock	-	-	-	-	-	-	128,694,835	12,869	176,231	-	189,100

Conversion of convertible promissory note principal into common stock	-	-	-	-	-	-	397,486,725	39,749	607,610	-	647,359

Write off of common stock recorded but never issued	-	-	-	-	-	-	(431,191)	(43)	43	-	-

Overpayment of preferred stock charged off to additional paid in capital	-	-	-	-	-	-	-	-	65,000	-	65,000

Net loss for the year ended December 31, 2013	-	-	-	-	-	-				(11,140,817)	(11,140,817)

Balances, December 31, 2013	15,057	$151	7,250	$73	56,500	$565	922,722,023	$92,272	$38,961,322	$(48,903,450)	$(9,849,067)

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,140,817)	$(4,151,891)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Common stock issued for consulting services	90,000	-
Non-employee stock compensation issued for services in excess of proceeds	-	8,468,732
Employee stock compensation	1,386,764	2,333,922
Loss on uncollectable accounts receivable	-	514,000
Loss on conversion of accounts payable to common stock	2,137,266	-
Depreciation expense	405,702	221,428
Amortization of financing costs	84,038	129,850
Stock based financing costs	118,512	2,741,810
Interest from original issue discount on convertible debentures	-	121,660
Change in fair value of derivative liabilities	2,787,770	(13,804,271)
Promissory notes issued for services rendered	99,000	-
Convertible promissory notes issued for services rendered	265,000	-
Liquidated damages added to principal of converible promissory note	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(514,000)
Accounts payable and accrued expenses	1,608,004	1,775,489
Accrued interest	389,934	-
Deferred income	-	720,000
Deferred rent	372,378	-
Accrued liabilities, related party	211,808	378,715

NET CASH USED IN OPERATING ACTIVITIES	(1,159,641)	(1,064,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	373,767	(285,434)
Purchase of property and equipment	(279,156)	(2,461,638)
Restricted cash for security deposit	124,547	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	219,158	(2,747,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	100,000	-
Proceeds from issuance of notes payable, net	-	601,567
Proceeds from issuance of convertible promissory note	416,000	-
Proceeds from related party advances	414,324	113,976
Proceeds from sale of Series D convertible preferred stock, net of fees	-	230,000
Proceeds from sale of common stock	-	2,766,050

NET CASH PROVIDED BY FINANCING ACTIVITIES	930,324	3,711,593

Net decrease in cash	(10,159)	(100,035)

Cash, beginning of year	10,159	110,194

Cash, end of year	$-	$10,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$20,000

NON-CASH ACTIVITIES:
Common stock issued for loss on conversion to accounts payable	$2,137,266	$-
Conversion of accounts payable and accrued expenses to common stock	$501,940	$-
Monies owed on Convertible Promissory Note	$9,000	$-
Promissory notes issued in lieu of accounts payable	$5,500	$-
Conversion of principal of convertible debentures to common stock	$189,100	$103,648
Conversion of principal of convertible promissory notes to common stock	$647,359	$-
Issuance of convertible promissory notes in lieu of accrued salaries, related parties and advances, related parties	$1,389,711	$-
Issuance of common stock for related party liabilities and advances to related parties	$290,767	$-
Issuance of convertible promissory notes in lieu of advances to related parties	$125,000	$-
Issuance of convertible promissory notes in lieu of accounts payable	$386,445	$-
Assignment of debt from convertible debentures to convertible promissory notes	$730,000	$-
Interest converted into principal convertible promissory notes	$107,919	$-
Conversion of license fees payable to convertible debentures	$300,000	$-
Overpayment of preferred stock charged off to additional paid in capital	$65,000	$-
Write off of common stock recorded yet never issued	$43	$-
Shares issued in conjunction with the stock exchange agreement	$-	$1,037,000
Conversion of note payable and accrued interest to common stock and warrants	$-	$902,548
Conversion of note payable and accrued interest to common stock	$-	$103,648

The accompanying notes are an integral part of these consolidated financial statements

IntelliCell BioSciences Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Reverse Merger

On April 27, 2011, IntelliCell and Media Exchange Group, Inc. (“MEG”) entered into an Agreement and Plan of Merger which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, a subsidiary of MEG (“Merger Sub”) merged into IntelliCell.  The Merger Sub ceased to exist as a corporation and IntelliCell continued as the surviving corporate entity.  As a result of the merger, MEG’s former shareholders acquired majority of IntelliCell’s outstanding common stock and all of IntelliCell’s Series B preferred stock.  The recapitalized IntelliCell Biosciences, Inc. is hereafter referred to as “IntelliCell” or the “Company”. As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell and Chief Executive Officer (“CEO”), exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $48,903,450 and a working capital deficit of $9,253,941 as of December 31, 2013, respectively. Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal, or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

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

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits December 31, 2013.

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

Accounts Receivable

The Company extends credit to customers without requiring collateral. The Company provides for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, the Company did not require an allowance for doubtful accounts as of December 31, 2013 and 2012, respectively. The Company determines accounts receivable to be delinquent when collection is past due under the agreed upon terms. Accounts receivable are written off when it is determined that amounts are uncollectible.

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

Income Taxes

The Company accounts for income taxes using the liability method.  The liability method requires recognition of future tax benefits, measured by enacted rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities to the extent that realization of such benefits is “more likely than not.”  The Company’s temporary differences between financial statement and income tax reporting relate primarily to receivable reserves, depreciation expense, and operating loss carryforwards. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed base on technical merits and on the outcome that will likely be sustained under examination.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted and convertible debt.  The Company’s loss attributable to common stockholders, along with the dilutive effect of potentially issuable common stock due to outstanding options warrants and convertible securities cause the normal computation of diluted loss per share to be smaller than the basic loss per share; thereby yielding a result that is counterintuitive. Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this “anti-dilutive” effect.

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

4.	Property and Equipment

The Company’s property and equipment at December 31, 2013 and 2012 consists of the following:

	2013	2012
Lab equipment	$206,089	$203,204
Leasehold Improvements	2,226,181	1,954,181
Furniture & Fixtures	463,769	459,498
Computer Equipment	416,816	416,816
	3,312,855	3,033,699
Less accumulated depreciation	642,356	236,654
Property and Equipment, net	$2,670,499	$2,797,045

Depreciation expense for the year ended December 31, 2013 and 2012 was $405,702 and $221,428, respectively and is included in general and administrative expenses on the Company’s statement of operations.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Accounts payable	$2,020,974	$1,376,790
Accrued expenses and liabilities	154,040	466,811
Accrued payroll	434,243	273,667
Other	-	45,000
Total	$2,609,257	$2,162,268

6.	License Fees Payable

During the years ended December 31, 2013 and 2012, the Company executed various license agreements and collected an aggregate of $1,222,500 in license fees for six centers which had not yet commenced operations as of December 31, 2013. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled.  The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the consolidated balance sheet.

In 2013, the Company converted three different license fees outstanding into convertible debentures totaling $300,000, bringing the total balance as of December 31, 2013 to $922,500.

7.	Notes Payable

Consorteum Notes Payable

In conjunction with the Merger, the Company assumed notes payable in the principal amount of $2,463,652 plus accrued interest of $369,898.

Following completion of the Merger, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum”), an unrelated company, pursuant to which the Company agreed to sell, transfer and assign to Consorteum all of the Company’s rights, title and interests to, and agreements relating to, its digital trading card business and platform in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company (the “Consorteum Notes”). Such rights include, but are not limited to, the Company’s name, phone number and listing, reputation, relationships and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the company’s rights under certain licensing agreements (“Digital Trading Assets”).

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

During the period ending June 30, 2012, $375,000 of the principal balance of the Consorteum Notes and accrued interest of $152,549 was converted to common stock and warrants as part of the February 2012 private placement. Furthermore, in the year ended December 31, 2012, another $375,000 of the principal balance of the Consorteum Notes was converted to common stock and warrants.

As of December 31, 2013 and 2012, the principal balance of the Consorteum Notes amounted to $236,600 and accrued interest amounted to $55,688 and $41,768, respectively.  These Consorteum Notes are currently in default.

Frank Note

On August 26, 2012, the Company entered into a secured promissory note (the “Frank Note”) with Fredrick Frank (the “August 2012 Lender”) pursuant to which the August 2012 Lender loaned the Company $200,000 that was due and payable on October 31, 2012 in accordance with the terms of the Frank Note (the “Maturity Date”). The Frank Note is secured by 500,000 shares of the Company’s common stock. On November 6 2012, the Company and the August 2012 Lender agreed to extend the Frank Note until November 30, 2012. Fredrick Frank is an advisor of the Company.

In August 2013 the Company was advised that the Frank Note and accrued interest of $18,696 was assigned to Redwood as part of Redwood Deal #1.

JJK Notes Payable

On May 29, 2013 and June 26, 2013, the Company issued promissory notes in the amount of $50,000 and $75,000, respectively, for advances from JJK, LLC (the “JJK Notes”). The terms of the JJK Notes required repayment in 30 days and an annual interest rate of 10%. The notes are currently due and payable.

In August 2013 the Company was advised that the JJK Notes and accrued interest of $28,442 were assigned to Redwood as part of Redwood Deal #4 (see Note 10).

May Davis Partners Note Payable

On September 4, 2013, the Company issued a promissory note in the amount of $75,000, for $75,000 cash, of which $72,000 went to pay accrued expenses for accounting fees and $3,000 were expensed as legal fees, to May Davis Partners (the “May Davis Note”). The terms of the May Davis Note require repayment in 21 days and 10% compounded interest effective upon the maturity date of September 25, 2013.  The May Davis Note is currently due and payable.

As of December 31, 2013, the principal balance of the May Davis Note amounted to $75,000, plus accrued interest of $2,210.

Sichenzia Ross Notes Payable

On September 16, 2013, the Company issued a promissory note in the amount of $386,445 to Sichenzia Ross Friedman Ference LP, for outstanding legal fees due (the “Sichenzia Note”). The terms of the Sichenzia Note require repayment by December 31, 2013, and annual simple interest of 10%.

In September 2013 the Company was advised that the Sichenzia Notes were assigned to Redwood as part of Redwood Deal #3 (see Note 10).

MD Global Partners, LLC Notes Payable

On October 11, 2013 and November 6, 2013, the Company issued promissory notes in the amount of $15,000 and $4,000, respectively for compensation due to MD Global Partners for services of raising capital for the Company (the “MD Global Notes”).  The terms of the MD Global Notes require repayment on demand and 10% interest compounded annually.  The MD Global Notes are currently due and payable.

As of December 31, 2013, the principal balance of the MD Global Notes was $19,000 plus accrued interest of $394.

Highland Capital Notes Payable

On December 11, 2013 and December 20, 2013, the Company issued promissory notes to Highland Capital (the “Highland Notes”) in the amount of $5,500 for money owed to a stock transfer agent and $5,000 for legal expenses owed, respectively.  The Highland Notes are due June 25, 2014 and July 1, 2014, respectively.  The interest rate on the Highland Notes is not specified. The Highland Notes are currently due and payable.

As of December 31, 2013, the principal balance of the Highland Notes were $10,500.

As of December 31, 2013 and 2012, the principal balance of the Company's notes payable were as follows:

	2013	2012
Consorteum notes payable	$236,600	$236,600
May Davis Notes	75,000	-
MD Global Notes	19,000	-
Highland Notes	10,500	-
Total	$341,100	$236,600

8.	Related Party Transactions

Rent

The Company is provided office facilities and related services by a company owned by the Company’s CEO, a significant shareholder. The Company has recorded rent and utilities expenses of $759,978 and $467,803, respectively, representing the Company’s portion of use for such for year ended December 31, 2013 and 2012, respectively.

Officer Salary

The Company has recorded a salary expense of $275,000 and $275,000 for the years ended December 31, 2013 and 2012, respectively, related to the Company’s CEO and a salary expense totaling approximately $205,000 and $205,000 for the years ended December 31, 2013 and 2012, respectively, recorded for the Company’s Executive Vice President, a shareholder and the spouse of the Company's CEO.

During the year ended December 31, 2013, the Company converted $585,794 of the CEO’s accrued salary, and $229,464 of the Executive Vice President’s accrued salary into convertible notes payable.

Officer Advance

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

Advances received for working capital purposes amounted to $176,940 and $103,366 as of December 31, 2013 and 2012, respectively. These advances do not have formal repayment terms or arrangements.

Regen Agreement

On April 16, 2012, the Company entered into a technology license and administrative services agreement (the “Agreement”) with Regen Medical P.C., the medical practice which is owned by, and through which, our CEO, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology (“Regen Medical”). Pursuant to the Agreement, the Company, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize the Company's proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) was appointed as the exclusive manager and administrator of Regen Medical’s operations which relates to the implementation of the Company's proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) was appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The Agreement became effective as of April 16, 2012 and shall continue until April 16, 2017.  Thereafter, the Agreement is to be automatically renewed for successive five year periods unless either party notifies the other in writing of its intention not to renew the Agreement. Such a notice is to be given at least 12 months but no more than 15 months prior to the expiration of the then current term.  Either party may terminate the Agreement, for among other things, the failure to cure a material breach of the agreement within 30 days after receipt of written notice or in the event any state or federal laws or regulations, now existing or enacted or promulgated after the effective date, are interpreted in such a manner as to indicate that the structure of the agreement may be in violation of any such laws or regulations.

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011;  provided  , however  , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company recognized revenue of $0 and $514,000 for the year ended December 31, 2013 and 2012, respectively, under the agreements.

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

Research and Development

Research and development costs for the years ended December 31, 2013 and 2012 was $441,913 and $291,889 respectively, including fees accrued and payable to Regen Medical for services as the attending physician in fifteen (15) patient cases included as part of the Company’s ongoing research of its technologies and processes in the amount of $287,000 and $0 for the years ended December 31, 2013 and 2012, respectively. No fees were accrued for the years ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, accrued research fees totaled $361,000 for both years.

LMazur Associates JV Loan

On September 1, 2012, the Company entered into a secured promissory note (the “Note”) with LMazur Associates JV (the “Agent”), as agent for LMazur Associates JV, and JJK LLC (collectively, the “Lender”) pursuant to which the Lender loaned the Company $100,000 that was due and payable on October 1, 2012 in accordance with the terms of the Note (the “Maturity Date”). LMazur Associates JV is an entity controlled by Leonard Mazur, a director of the Company.  The Note bore interest at a rate of 10% per annum, which was payable on the Maturity Date. The Company’s obligations under the Note were guaranteed by Dr. Steven Victor, the Company’s CEO. In addition, the Company, Dr. Victor and the Lender entered into a pledge and security Agreement pursuant to which the Note was secured by all of Dr. Victor’s shares of series B preferred stock of the Company. The Note, and all accrued and unpaid interest thereon, was paid in full on October 1, 2012.

As of December 31, 2013 and 2012, the following related party amounts were due from (to) the Company:

	12/31/2013	12/31/2012
Regen Medical advances, net of accrued research fees due of $287,000 and $0 as of December 31, 2013 and 2012, respectively	$(93,174)	$(285,434)
Advances to Dr. Steven Victor, CEO	(530,534)	(21,508)
Credit card payables	176,940	103,366
Accrued research fees	361,000	361,000
Accrued payroll	393,389	753,647
Totals	$307,621	$911,071

9.	Convertible Debentures

May 2011 Convertible Debenture Offering

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000.  The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share (the “May 2011 Debentures”). Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of December 31, 2011, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the May 2011 Debentures.

As a result of the Company’s Merger, and the effect of recapitalization, the exercise price of the May 2011 Debentures and warrants was decreased from $1.72 to $.88. The subordinated convertible debentures are convertible into an aggregate of 1,561,443 shares of common stock and warrants to purchase an aggregate of 3,071,542 shares of common stock.

On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes. Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 are immediately due and payable. The Company is currently working with its investors on making arrangements to honor its obligations under the IntelliCell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IntelliCell Notes. In conjunction with the agreement arrangements with the note holders, $77,744 of accrued interest was converted to 89,358 shares of the Company's common stock in May 2012.  Furthermore, a $25,000 convertible debenture and related accrued interest of $904 was converted to 29,436 shares of common stock during the year ended December 31, 2012.

During the year ended December 31, 2013, Redwood Management, LLC (“Redwood”) assumed $1,030,000 of the May 2011 Debentures, which included $600,000 of principal and $60,781 of accrued interest as part of Redwood Deal #1, and $430,000 as part of Redwood Deal #2 (see Note 10).

As of December 31, 2013, the May 2011 Debentures had a principal balance totaling $330,000 and accrued interest of $31,816.  The May 2011 Debentures are currently in default.

Hudson Street, LLC Convertible Debentures

On October 7, 2013, Hudson Street LLC (“Hudson”), assumed a total of $300,000 of convertible notes from Redwood as part of their total convertible debentures.  On October 31, 2013, the Company issued a secured convertible debenture with Hudson for $100,000 (combined, the “Hudson Debentures”).  Under the terms of the agreement, Hudson has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Hudson Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The Hudson Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

In the last quarter of 2013, $189,100 of the principal balance of the Hudson Debentures were converted to 128,694,835 shares of common stock.

As of December 31, 2013, the Hudson Debentures had a principal balance totaling $210,900 and accrued interest of $4,527.

License Fee Conversion

On January 1, 2013, the Company issued three separate secured convertible debentures totaling $300,000 to convert license fees due certain third parties.  Bill Hess, POBD Holding Co. was issued a convertible debenture for $80,000.  Patty Dixon, Allwin Scientific Corp. was issued a convertible debenture for $60,000.  Brian Kozer, MD was issued a convertible debenture for $160,000.  The terms of these convertible debentures were the same: a maturity date of January 1, 2014, 10% simple interest calculated on a 360 day year, and a conversion rate equal to 48.5% of the average of the three lowest traded prices (not the same day) of the common Stock, determined on the then current trading market for the Common Stock for 20 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP

As of December 31, 2013, the three convertible debentures memorializing license fees due totaled $300,000 and had accrued interest of $30,000. These debentures are currently in default.

The Company accounted for the conversion features underlying the convertible debentures and issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures at the relevant commitment dates to total $819,372 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature of all convertible debentures resulted in a net increase in expense of $891,653, and a net reduction to income of $4,382,432 for years ended December 31, 2013 and 2012, respectively. The fair value of the derivative conversion features for the debentures was determined to be $1,479,173 and $587,520 at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the principal balance of the Company's convertible debentures were as follows:

	12/31/2013	12/31/2012
May 2011 convertible debentures	$330,000	$1,360,000
Hudson convertible debentures	210,900	-
Hess convertible debentures	80,000	-
Dixon convertible debentures	60,000	-
Kozer convertible debentures	160,000	-
	$840,900	$1,360,000

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants at the relevant commitment dates to total $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to income of $382,296 and $9,921,400 for the years ended December 31, 2013 and 2012, respectively. The fair value of the derivative conversion features for the warrants was determined to be $6,735 and $388,550 at December 31, 2013 and 2012, respectively.

10.	Convertible Notes Payable

TCA Convertible Promissory Note

On June 7, 2012, the Company issued a convertible promissory note to TCA Global Master Fund, L.P. ("TCA") for $500,000 (the “TCA Note”).  The maturity date of the TCA Note is June 7, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum.  The TCA Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the common stock during the five (5) trading days immediately prior to the date of conversion.  The TCA Note may be prepaid in whole or in part at the Company’s option without penalty.

Pursuant to the terms of the Equity Agreement, for a period of twenty-four months commencing on the effective date of a registration statement, TCA is to commit to purchase up to $2,000,000 of the Company’s common stock, pursuant to Advances, covering the Registerable Securities.  The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to the Company, subject to the terms of the Equity Agreement.

As further consideration for TCA entering into and structuring the Equity Facility, on June 14, 2012, the Company paid TCA a fee by issuing 275,000 shares of its common stock that equal to $110,000.

In July 2013, the Company was advised that the TCA Note was sold to Ironridge Global IV, Ltd.

As of December 31, 2013 and 2012, the TCA Note had a principal balance of $500,000 for both years, and accrued interest of $15,000 and $75,000, respectively.

Ludlow Capital Convertible Promissory Note

On April 30, 2013, the Company issued a convertible promissory note to Ludlow Capital, LLC, for $15,000 in professional services (the “Ludlow Note”).  The terms of the Ludlow Note require repayment immediately and bear a 0% interest rate.  The Ludlow Note is convertible into shares of the Company’s common stock at a price that shall be 10% below the closing bid upon notice of conversion. The Ludlow Note is currently due and payable.

Steven Victor Convertible Promissory Note

On October 1, 2013, the Company issued a $1,000,000 convertible promissory note to Dr. Steven Victor, the Company’s CEO, to convert $585,794 of accrued salary and $414,206 of personal loans due to Dr. Steven Victor (the “Victor Note”).  The Victor Note is payable on demand and bears an annual 12% simple interest rate.  The Victor Note is convertible into shares of the Company’s common stock at a price equal to the average five trading day closing bid price during the five days immediately prior to the conversion date multiplied by one and a half.

On October 1, 2013, the Company was advised that the Victor Note was assigned to Redwood as part of Redwood Deal #5.

Anna Rhodes Convertible Promissory Note

On October 1, 2013, the Company issued a $389,711 convertible promissory note to Anna Rhodes, the Company’s Executive Vice President, to convert $229,464 of accrued salary and $160,247 of personal loans due to Anna Rhodes (the “Rhodes Note”).  The Rhodes Note is payable on demand and bears an annual 12% simple interest rate.  The Rhodes Note is convertible into shares of the Company’s common stock at a price equal to the average five trading day closing bid price during the five days immediately prior to the conversion date multiplied by one and a half.

On October 1, 2013, the Company was advised that the Rhodes Note was assigned to Redwood as part of Redwood Deal #5.

WHC Capital Convertible Promissory Notes

On November 11, 2013, WHC Capital, LLC (“WHC”) assumed $100,000 of convertible notes from Redwood as part of their total convertible notes.  On November 15, 2013, the Company issued a $75,000 convertible promissory note to WHC (combined, the “WHC Notes”).  The Company received $66,000 in cash and $9,000 was recorded as othe current assets on the balance sheet. The terms of the WHC Notes require repayment on November 15, 2014 and bears an interest rate of 12% per annum.  The WHC Notes are convertible into shares of the Company’s common stock at a price equal to 48% of the lowest intra-day trading price for the Company’s common stock during the fifteen trading days immediately preceding the conversion date.

During November and December 2013, $39,617 of the principal of the WHC Notes was converted into 49,920,000 shares of the Company’s common stock.

As of December 31, 2013, the WHCs Note had a principal balance of $135,383, and accrued interest of $2,582.

Crowning Capital Convertible Promissory Note

On January 10, 2013, the Company entered into a promissory note with Crowning Capital, LLC (the “Crowning Note”) pursuant to which Crowning Capital performed services in the amount of $250,000.  The promissory note has a due date of July 31, 2013, and 0% interest rate.  The note is currently due and payable.

During December 2013, $98,845 of the principal of the Crowning Note was converted into 92,476,326 shares of the Company’s common stock.

As of December 31, 2013, the Crowning Note had a principal balance of $151,155.

JMJ Financial Promissory Note

On February 20, 2013 (the "Effective Date"), the Company entered into promissory note, as amended (the “JMJ Note”) with JMJ Financial (“JMJ”), pursuant to which JMJ agreed to lend the Company up to an aggregate principal amount of $500,000 (the “Principal Sum”) for an aggregate purchase price of $450,000. JMJ provided $100,000 to the Company on the Effective Date. The JMJ Note matures one year from the date of each payment by JMJ to the Company (the “Maturity Date”).

The Company may repay the JMJ Note at any time on or before the 90th day after the Effective Date, after which the Company may not make further payments on the Note prior to the Maturity Date without written approval from the Investor. If the Company repays the JMJ Note on or before the 90th day after the Effective Date, the interest rate under the JMJ Note shall be zero percent (0%). If the Company does not repay the JMJ Note on or before the 90th day after the Effective Date, a one-time interest payment of 12% shall be applied to the Principal Sum.

JMJ may convert, beginning on the six month anniversary of the Effective Date, the outstanding principal and accrued interest on the Note into shares of the Company’s common stock at a conversion price per share equal to the lesser of (i) $0.16 or (ii) 60% of the lowest trade price in the 25 trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price will be subject to adjustment for, among other things, the Company’s failure to be DTC eligible and only being Xclearing deposit eligible.

The Company shall include on the next registration statement the Company files with Securities and Exchange Commission (or on the subsequent registration statement if such registration statement is withdrawn) all shares issuable upon conversion of the JMJ Note. Failure to include such securities on the next registration statement will result in liquidated damages of 25% of the outstanding principal balance of the Note, but not less than $25,000, being immediately due and payable to JMJ at its election in the form of cash or added to the Principal Sum of the JMJ Note.

JMJ has contractually agreed to restrict its ability to convert the JMJ Note such that the number of shares of the Company common stock held by the Investor and its affiliates after such conversion does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

So long as the JMJ Note is outstanding, upon any issuance by the Company or any of its subsidiaries of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to JMJ in the JMJ Note, then the Company shall notify the Borrower of such additional or more favorable term and such term, at JMJ’s option, shall become a part of the transaction documents with JMJ.

In October and November 2013, $71,670 of the principal balance of the JMJ Note were converted into 32,500,000 shares of the Company’s common stock.

As of December 31, 2013, the principal balance of the JMJ Note was $28,330, and accrued interest was $24,444.

Redwood Deal #1

On August 5, 2013, Redwood assumed $600,000 of principal and $60,781 of accrued interest, which was converted to principal, from two debenture holders from the May 2011 Offering, and $199,167 of principal and $18,697 of accrued interest, which was converted to principal, from the Frank Note as part of Redwood Deal #1.  The terms of the assumed debt remained the same.

On October 7, 2013, Redwood assigned a total of $300,000 in principal debt from Redwood Deal #1 to Hudson.

On November 11, 2013, Redwood assigned a $100,000 in principal debt from Redwood Deal #1 to WHC.

In October and November 2013, Redwood converted a total of $323,400 in principal from the outstanding debt in Redwood Deal #1 into 102,010,399 shares of the Company’s common stock.

As of December 31, 2013, the principal balance of Redwood Deal #1 was $155,204, and accrued interest was $50,297.

Redwood Deal #2

On August 5, 2013, Redwood assumed $430,000 of total principal from seven debenture holders from the May 2011 Offering as part of Redwood Deal #2.  The terms of the assumed debt remained the same.

In November and December 2013, Redwood converted a total of $113,787 in principal from the outstanding debt in Redwood Deal #2 into 120,580,000 shares of the Company’s common stock.

As of December 31, 2013, the principal balance of Redwood Deal #2 was $316,213, and accrued interest was $41,044.

Redwood Deal #3

On September 16, 2013, Redwood assumed $386,445 of total principal from the Sichenzia Note as part of Redwood Deal #3.  The terms of the assumed debt remained the same.

As of December 31, 2013, the principal balance of Redwood Deal #3 was $386,445, and accrued interest was $11,271.

Redwood Deal #4

On August 5, 2013, the Company issued a convertible promissory note to Redwood for $250,000 as part of Redwood Deal #4.  The Company received $125,000 cash, of which $15,000 is being amortized as financing fees over the term of the convertible promissory note, on August 7, 2013 as a partial payment for the convertible promissory note.  The remaining $125,000 was paid in October 2013. The terms of the convertible promissory note require repayment in one year and bears a 12% simple annual interest rate.  The convertible promissory note is convertible into shares of the Company’s common stock at a price that shall be the lesser of $0.05 per share or 48% of the average of the lowest traded price of the Common Stock as quoted by Bloomberg, L.P. on any three trading days during the twenty trading days immediately preceding the conversion date. The convertible promissory note may be prepaid in whole or in part at the Company’s option without penalty.

On October 23, 2013, Redwood assumed $125,000 of principal and $28,442 of accrued interest, which was converted to principal, from the JJK Notes as part of Redwood Deal #4.  The terms of the assumed debt remained the same.

As of December 31, 2013, the principal balance of Redwood Deal #4 was $403,442, and accrued interest was $17,336  The related amortizable financing fees had a balance of $8,712 as of December 31, 2013, of which $6,288 were expensed as financing fees on the statement of operations.

Redwood Deal #5

On October 1, 2013, Redwood assumed $389,711 of total principal from the Rhodes Note, and $1,000,000 of total principal from the Victor Note, as part of Redwood Deal #5.  The terms of the assumed debt remained the same.

As of December 31, 2013, the principal balance of Redwood Deal #5 was $1,389,711, and accrued interest was $41,691.

As of December 31, 2013 and December 31, 2012, the Company's convertible notes payable and accrued interest was as follows:

	2013	2012
TCA Note	$500,000	$500,000
Ludlow Note	15,000	-
WHC Notes	135,383	-
Crowning Note	151,155	-
JMJ Note	53,330	-
Redwood Deal #1	155,204	199,167
Redwood Deal #2	316,213	-
Redwood Deal #3	386,445	-
Redwood Deal #4	403,442	-
Redwood Deal #5	1,389,711	-
Total	$3,505,883	$699,167

11.	Derivative Liabilities

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

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of December 31:

	2013				2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Derivative Liabilities	$-	$-	$3,774,790	$3,774,790	$-	$-	$987,020	$987,020

The following table sets forth a summary of changes in fair value of our derivative liabilities for the years ended December 31:

	2013	2012

Beginning balance	$987,020	$14,791,291
Fair value of financial instruments at issue date		19,036,312
Fair value of embedded conversion feature at issue date	-	-
Change in fair value of financial instruments included in the statement of operations	3,180,535	(28,946,762)
Change in fair value of embedded conversion features included in the statement of operations	(392,765)	(3,893,821)
	$3,774,790	$987,020

The following tables set forth a description of the financial instruments classified as derivate liabilities as of December 31, 2013 and 2012 and the assumption used to value the instruments.

Convertible Debt

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	2013		2012
	Embedded Detachable Warrants	Embedded Conversion Features	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	1.750%	0.13%	3.00%	3.00%
Expected volatility (peer group)	316.09%	316.09%	105.09%	105.09%
Expected life (in years)	2.25	0.58-1.0	3.25	0.50
Expected dividend yield	-	-	-	-
Number outstanding	3,071,542	1,592,259,716	3,071,542	9,066,667
Fair value at issue date	$263,146	$2,481,128	$263,146	$25,418
Accumulated change in derivative liability as of the year ended December 31	$(256,892)	$(1,286,927)	$125,104	$562,102
Fair value at December 31	$6,254	$3,768,055	$388,250	$587,520

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	2013	2012
Risk free interest rate	1.75%	3.00%
Expected volatility (peer group)	316.09%	105.09%
Expected life (in years)	3.25	4.25
Expected dividend yield	-	-
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Accumulated change in derivative liability as of the year ended December 31	$(19,035,831)	$(19,025,362)
Fair value at December 31	$481	$10,950

12.	Income Taxes

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
	2013	2012
Tax provision (benefits) computed at the statutory rate	$(4,405,000)	$(1,637,000)
Nondeductible expense	-	-
	(4,405,000)	(1,637,000)
Increase in valuation allowance for deferred tax assets	4,405,000	1,637,000
Income tax expense benefit	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	2013	2012
Stock based compensation	$1,387,000	$2,122,000
Warrant	-	5,357,000
Fair Value of Derivative Liability	2,441,000	276,000
Net operating loss carryover	10,000,000	6,757,000
Charitable contributions	-	8,000
Total defered tax assets	13,828,000	14,520,000
Valuation allowance	(13,828,000)	(14,520,000)
Net deferred tax assets	$--	$--

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

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of December 31, 2013 and, 2012, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,058 shares of preferred stock are issued and outstanding.  Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Series C Preferred Stock

As of December 31, 2013 and 2012, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 shares of preferred stock are issued and outstanding. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. .   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of December 31, 2013 and 2012, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding.  Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00.  The holders of Series D preferred stock have no voting rights.

Common Stock

The Company has authorized 3,500,000,000 shares of common stock, with a par value of $.0001 per share. As of December 31, 2013 and 2012, the Company had 922,722,023 and 58,445,053 shares of common stock issued and outstanding, respectively.

During the years ended December 31, 2013 and 2012, the Company issued the following equity instruments:

•
During the years ended December 31, 2012 and 2011, the Company entered into a securities purchase agreement with various investors pursuant to which the Company sold an aggregate of 14,500 and 42,000 shares, respectively, of series D convertible preferred stock and warrants to purchase 145,000 and 420,000, respectively, of the Company’s common stock, for aggregate gross proceeds of $290,000 and $840,000, respectively.  In connection with the offering, the Company paid professional fees of $60,000 and issued a placement agent 15,000 warrants to purchase shares of common stock in the year ended December 31, 2012. The warrants issued to the placement agent may be exercised on a cashless basis

•
In February 2012, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”), for aggregate gross cash proceeds of $2,627,649, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ("Exchange Agreement").  In connection with the private placement, we paid placement agent fees and professional fees of $55,750 and issued the placement agent 27,500 warrants to purchase shares of common stock. The warrants issued to the placement agent may be exercised on a cashless basis.

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

•
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

•	In June 2013, the Company issued Hanover Holdings, Inc. an additional 9,850,000 shares of common stock for additional Settlement Agreement shares.

•	In July 2013, the Company issued Hanover Holdings, Inc. an additional 21,316,171 shares of common stock for additional Settlement Agreement shares.

•	In August 2013, the Company issued Hanover Holdings, Inc. an additional 12,300,000 shares of common stock for additional Settlement Agreement shares.

•	In August 2013, the Company issued Ironridge Global IV, Ltd. 4,959,613 shares of common stock as payment for a facility fee per their litigation settlement.

•	In September 2013, the Company issued Hanover Holdings, Inc. an additional 6,800,000 shares of common stock for additional Settlement Agreement shares.

•	In October 2013, the Company issued Hanover Holdings, Inc. an additional 10,000,000 shares of common stock for additional Settlement Agreement shares.

•	In October 2013, the Company issued to Highland Capital Fund. 5,000,000 shares of common stock for consulting services valued at $90,000.

•	In October 2013, the Company issued a total of 83,035,917 shares of common stock for debt conversions.

•	In November 2013, the Company issued a total of 112,583,243 shares of common stock for debt conversions.

•
In December 2013, the Company issued Hanover Holdings, Inc. an additional 33,009,817 shares of common stock for additional Settlement Agreement shares.  This was the final issuance of shares to Hanover per the Settlement Agreement.

•	In December 2013, the Company issued JJK, LLC 19,000,000 shares of common stock for JJK, LLC granting extensions to their outstanding notes during 2013.

•	In December 2013, the Company issued Dr. Steven Victor and Anna Phodes 177,691,000 and 30,000,000 shares of common stock, respectively, for conversion of their related party debt.

•	In December 2013, the Company issued a total of 330,562,400 shares of common stock for debt conversions.

14.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - 0.25	1,775,000	$0.15	8.57	1,762,500	$0.15
4.00	2,347,926	4.00	7.99	1,879,173	4.00
	4,122,926		8.24	3,641,673

A summary of the Company’s stock awards for options as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	4,747,926	$1.48
Granted	--	--
Exercised	--	--
Expired/Cancelled	(625,000)
Outstanding, December 31, 2013	4,122,926	$2.34
Exercisable, December 31, 2013	3,641,673	$2.14

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2013 and December 31, 2012, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2013	December 31, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	--	0.31 to 1.71%
Expected stock price volatility	--	105%
Expected dividend payout	--	-
Expected option life (in years)	--	3.0 to 10. 0
Expected forfeiture rate	--	0%
Fair value per share of options granted	$--	$0.17

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

There were no options exercised during the years ended December 31, 2013 or 2012.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was $0 and $2,213,672, respectively, net of tax effect. Total stock-based compensation expense in connection with options granted to non-employees recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was $0 and $34,930, respectively, net of tax effect. Additionally, none of the options outstanding and unvested as of December 31, 2013 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at December 31, 2013, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.33	3,071,542	$0.33	2.36	3,071,542	$0.33
$.045	2,566,664	$0.45	3.90	2,566,664	$0.45
$0.75 - 0.86	11,580,000	$0.75	3.10	11,580,000	$0.75
$1.00	42,500	$1.00	2.98	42,500	$1.00
$1.58	45,000	$1.58	8.25	45,000	$1.58
$2.00	2,529,200	$2.00	3.09	2,529,200	$2.00
$2.45 - 2.60	800,000	$2.51	3.01	800,000	$2.51
$3.00	750,000	$3.00	2.95	750,000	$3.00
$3.20	350,000	$3.20	2.92	350,000	$3.20
$3.75	100,000	$3.75	3.14	100,000	$3.75

	21,834,906		3.09	21,834,906

A summary of the Company’s stock awards for warrants as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2013	22,284,906	$1.00
Granted	—	—
Exercised	—	—
Expired/Cancelled	(450,000)	—
Outstanding, December 31, 2013	21,834,906	1.00
Exercisable, December 31, 2013	21,834,906	1.00

The Company issued 0 and 1,684,000 compensatory warrants to non-employees during the years ended December 31, 2013 and 2012, respectively. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 105%; risk-free interest rate from a range of .10% to 2.23%; expected lives ranging from one years to ten years.  Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the years ended December 31, 2013 and 2012 was $0 and $2,720,764, respectively, net of tax effect.

15.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	2013	2012
Net Income (Loss)	$(11,140,817)	$(4,151,891)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.07)	$(0.13)
Net income (loss) per share – diluted	$(0.07)	$(0.13)

Weighted average common shares outstanding – basic	153,636,036	32,338,788
Weighted average common shares outstanding – diluted	153,636,036	32,338,788

For the year ended December 31, 2013 and 2012 common stock equivalents totaling 5,396,636,857 and 43,931,682 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

16.	Commitments

On June 1, 2011, a company owned by Dr. Steven Victor, the Company’s CEO, entered into a 13 year lease for new office space, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company established a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease.

The lease commenced on June 1, 2012 and expire on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under operating leases are as follows:

2014	$646,062
2015	665,555
2016	679,479
2017	679,479
2018	679,479
Thereafter	5,440,474
Total	$8,790,528

17.	Subsequent Events

The Company has evaluated its subsequent events through May 8, 2014, the date the financial statements were available to be issued. Except as disclosed below, there were no additional significant subsequent events requiring disclosure.

Material Modification to Rights of Security Holders

On January 17, 2014, Intellicell Biosciences, Inc. (the “Corporation”) filed a certificate of designations, rights and preferences (the “Certificate of Designation”) with the Secretary of State of the State of Nevada pursuant to which the Corporation set forth the designation, powers, rights, privileges, preferences and restrictions of the Series E Preferred Stock. On January 22, 2014 the Corporation filed a certificate of correction (the “Certificate of Correction”) with the Secretary of State of Nevada to change the name of the designation from “Series E Preferred Stock” to “Series F Preferred Stock.”  Among other things, each one (1) share of the Series F Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series F Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

The foregoing description of the Series F Preferred Stock does not purport to be complete and is subject to, and qualified in its entirety by, the Certificate of Designation and the Certificate of Correction, copies of which are attached hereto as Exhibit 99.1 and Exhibit 99.2, respectively, and incorporated herein by reference.

Amendment to Articles of Incorporation

On March 7, 2014, Intellicell Biosciences, Inc. (the “Company”) filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada (the “Amendment”), to increase the Company’s authorized common stock from one billion five hundred million (1,500,000,000) shares of common stock to three billion five hundred million (3,500,000,000) shares of common stock. The Amendment also changed the par value of the Company’s authorized common stock from $0.001 per share to $0.0001 per share.

Entry into a Material Definitive Agreement

On March 11, 2014 (the “Effective Date”), Intellicell Biosciences, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a secured convertible debenture (the “Debenture”) to YA Global Investments, L.P., a Cayman Islands exempted company (the “Investor”), in the principal amount of $2,100,000.  In addition to the Debenture, the Company also agreed to issue a warrant to the Investor entitling the Investor to purchase up to 400,000,000 shares of the Company’s common stock at an exercise price of $0.005 per share (the “Warrant”).  The Company’s issuance of the securities to the Investor pursuant to the SPA is exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Debenture shall mature on or before March 11, 2015 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 7.5%. Such interest shall be paid on the Maturity Date (or sooner as provided in the Debenture), in cash or, in shares of Common Stock in accordance with the terms of the Debenture at the applicable Conversion Price (as defined in the Debenture). At any time, and at its sole option, the Investor shall be entitled to convert a portion or all amounts of principal and interest due and outstanding under the Debenture into shares of common stock at a price equal to 48.5% of the average of the three (3) lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the twenty (20) trading days preceding the conversion date.

Unless the Investor provides sixty-five (65) days prior written notice to the Company, the Company shall not effect any conversion, and the Investor shall not have the right to convert any portion of the Debenture to the extent that after giving effect to such conversion, the Investor (together with any affiliate of the Investor) would beneficially own more than 9.99% of the then issued and outstanding shares of common stock.

The obligations under the Debenture are guaranteed by that certain Guaranty Agreement (the “Guaranty Agreement”) and secured by that certain (i) Security Agreement (the “Security Agreement”), (ii) Intellectual Property Security Agreement (the “Intellectual Property Security Agreement”) and (iii) Pledge Agreement (the “Pledge Agreement”), the aforementioned agreements being dated the Effective Date, and each by and among the Company, Intellicell Biosciences, Inc., a New York corporation (“Intellicell NY”), ICBS Research Corp., a New York corporation (“ICBS”), Tech-Stem, Inc., a New York corporation (“Tech-Stem”) and the Investor.

In connection with the SPA, the Company also entered into lockup agreements dated the Effective Date by and between the Company and its officers and directors in the form attached as Exhibit C to the SPA, that certain Escrow Agreement dated the Effective Date, by and among the Company, the Investor, and escrow agent named therein pursuant to the terms of the SPA , and that certain Escrow Agreement dated the Effective Date, by and among the Company, MD Global Partners, LLC, and the escrow agent named therein pursuant to the terms of the SPA.

Laboratory Services and License Agreement

On March 11, 2014 (the “Effective Date”), Intellicell Biosciences, Inc., a Nevada corporation (the “Company”), executed a Laboratory Services and License Agreement (the “License Agreement”), effective March 7, 2014, with The Andrews Research and Education Foundation, Inc. (“AREF”) pursuant to which the Company agreed to grant certain technology and trademark licenses to AREF.

The term of the License Agreement shall be for a period of three (3) years commencing on March 7, 2014 and shall automatically renew for subsequent periods of three (3) years unless either party to the License Agreement provides notice of its intention not to renew at least ninety (90) days prior to the expiration of any three (3) year term.

Subject to the terms and conditions of the License Agreement, the Company agreed to grant AREF a non-exclusive (except for the Pensacola, Florida area and a surrounding radius of 150 miles), non-assignable, non-transferrable, non-sublicensable license to market the use of and practice the Technology (as such term is defined in the License Agreement) at AREF’s premises for restricted purposes as provided in the License Agreement. The Company also agreed to grant AREF a non-exclusive, non-assignable, non-sublicensable, license to the Trademarks (as such term is defined in the Agreement). Furthermore, the Company reserved the perpetual worldwide right to license and use the Patent (as defined in the License Agreement), Trademarks and the Technology licensed under the License Agreement for any purpose.

Except for when performed for research purposes, AREF shall pay to the Company a fee equal to $2,500 per Tissue Processing (as such term is defined in the License Agreement) case processed. The parties to the License Agreement have mutually agreed not to disclose any Confidential Information (as such term is defined in the License Agreement), whether verbal or written, conveyed to them prior to, during or subsequent to the term of the License Agreement.

Consulting Agreement

On March 11, 2014, the Company executed a Consulting Agreement (the “Consulting Agreement”) with Dr. James Andrews, effective March 7, 2014, pursuant to which Dr. Andrews shall serve as Chairman of the Intellicell Orthopedic Cellular Therapy Advisory Board.  The initial term of the Agreement shall be for a period of ten (10) years unless extended as provided in the Agreement or unless terminated by either party with thirty (30) days advance written notice to the other party.  In consideration for Consultant’s services, the Consultant shall be paid a monthly fee and make a monthly charitable contribution to the Andrews Foundation after the Company closes a Capital Raise (as defined in the Consulting Agreement), and the amount of such monthly fee and monthly charitable contribution shall be determined based on the amount raised in the Capital Raise.  For example, if the value of the Capital Raise is equal to or greater than $2,000,000 but less than $15,000,000, the monthly fee payable to the Consultant thereafter shall be equal to $30,000 (with $6,000 of such amount payable to Dr. Michael Immel) with a charitable contribution of $10,000 payable to the Andrews Foundation thereafter for the term of the Consulting Agreement.

Furthermore, commencing on March 1, 2014 and ending on May 1, 2017, on each of March 1, June 1, October 1 and January 1 during such period, the Company shall issue and the Consultant shall be entitled to receive non-qualified stock options to purchase a number of shares of the Company’s common stock equal to 750,000 divided by the average of the closing bid price per share of such common stock for the ten (10) trading days immediately prior to the date of issuance, subject to certain adjustments as set forth in the Consulting Agreement.  The options have a strike price of $0.0058 per share and are exercisable for ten (10) years.  A portion (13.33%) of such options will be issued to the Andrews Foundation (and Dr. Immel shall receive 20% of such options).  In addition, The Company shall issue to the Consultant 6,666,666 shares of its common stock based on the market price at the date of the execution of the License Agreement (see description above), as well as 2,000,000 shares to Dr. Immel and 1,333,333 shares to the Andrews Foundation.  Additionally, 1,000,000 shares shall be issued to the Consultant, 200,000 shares shall be issued to Dr. Immel and 133,333 shares shall be issued to the Andrews Foundation upon FDA approval of the Company’s Stromal Vascular Fraction Cell injection for treatment of osteoarthritis.

Issuance of Convertible Debentures

On January 31, 2014, the Company issued a secured convertible debenture with The Roth Firm for $196,612 to memorialize outstanding accounts payable.  Under the terms of the agreement, The Roth Firm has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the Common Stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On January 31, 2014, the Company issued a secured convertible debenture with Mintz et al for $25,382 to memorialize outstanding accounts payable.  Under the terms of the agreement, Mintz et al has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On January 31, 2014, the Company issued a secured convertible debenture with Biologic Consulting Group for $93,005.93 to memorialize outstanding accounts payable.  Under the terms of the agreement, Biologic Consulting Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On January 31, 2014, the Company issued a secured convertible debenture with The Roth Firm for $196,612 to memorialize outstanding accounts payable.  Under the terms of the agreement, The Roth Firm has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On January 31, 2014, the Company issued a secured convertible debenture with University of Florida, Department of Materials Sciences & Engineering for $33,781 to memorialize outstanding accounts payable.  Under the terms of the agreement, University of Florida, Department of Materials Sciences & Engineering has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On January 31, 2014, the Company issued a secured convertible debenture with Hunton & Williams, LLP for $187,106.57 to memorialize outstanding accounts payable.  Under the terms of the agreement, Hunton & Williams, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On January 31, 2014, the Company issued a secured convertible debenture with Lucoksky Brookman, LLP for $124,812.45 to memorialize outstanding accounts payable.  Under the terms of the agreement, Lucoksky Brookman, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On January 31, 2014, the Company issued a secured convertible debenture with Buchanan Ingersoll & Rooney for $525,583 to memorialize outstanding accounts payable.  Under the terms of the agreement Buchanan Ingersoll & Rooney has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

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

Additional litigations

On March 17, 2014, Dean E. Miller, as representative shareholder, on behalf of the nominal defendant Intellicell Biosciences, Inc., filed a shareholder’s derivative action against Steven Victor, MD, in his capacity as Chairman - CEO and individually, Anna Rhodes as former Executive Vice President and individually, Leonard L. Mazur as interim Chief Operating Officer and individually,  Myron Holubiak as a Director and individually, Michael Hershman, as Chairman of the Board of Directors and individually,  Stuart Goldfarb as a former Director and individually, Victor Dermatology & Rejuvenation, P.C., Victor Cosmeceuticals, Inc., Lasersculpt, Inc., and the Doe Entities 1-5, as defendants, and Intellicell Biosciences, Inc., as nominal-defendant. The complaint, which was filed on the aforementioned date with the United States District Court Southern District of New York, alleges that the Company has failed to comply with US Food and Drug Administration and United States Patent and Trade Office regulations. The allegations in the complaint include, but are not limited to, allegations involving fraud, negligence, false reporting, and mismanagement of laboratory facilities. Pursuant to the complaint, the amount in controversy exceeds $75,000. Furthermore, the complaint as filed lists the following counts: 1. Against the individual defendants for breach of their fiduciary duties in connection with their management of the Company; 2. Against the individual defendants for breach of fiduciary duty in connection with disseminating false information; 3. Against the individual defendants for breach of fiduciary duty for failing to design and implement adequate internal controls; 4. Request for injunctive relief; 5. Imposition of constructive trust/accounting; and 6. Appointment of referee injunctive relief. The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of December 31, 2013. However, management is confident in its defenses to such allegations and claims.

On March 11, 2014, Steven A. Victor (“Dr. Victor”), Intellicell Biosciences, Inc., a Nevada corporation, Intellicell Biosciences Inc., a New York corporation, and Regen Medical P.C., a New York corporation filed a complaint against Jonathan Schwartz (“Schwarz”), Joseph P. Salvani (“Salvani”) and Douglas R. Dollinger (“Dollinger”), in the Supreme Court of the State of New York, County of New York. Schwartz and Salvani, both shareholders of the Company, are represented by Dollinger in his capacity as legal counsel. Pursuant to the complaint, the plaintiffs’ first cause of action alleges that the defendants conspired together and acted in concert, to defame Dr. Victor and the Company in an effort to take control of the Company and to reap large profits by dumping their shares thereafter. Furthermore, the plaintiffs’ second cause of action alleges that Salvani made false statements to a potential investor, resulting in damages amounting to $250,000. The plaintiffs seek compensatory damages, together with punitive damages and interest in connection with the first cause of action, and compensatory damages in the amount of $250,000.00, together with punitive damages and interest, in connection with the second cause of action.

Through April 24, 2014, a total of 1,058,838,813 shares of common stock were issued for various conversions of debt.