Form 10-Q
period 2014-03-31
Intellicell Biosciences, Inc.
filed 2014-06-18
CIK 1125280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ______ to ______

Commission File Number: 000-54729

INTELLICELL BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1966948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 Park Avenue, 17th Floor
New York, New York 10022
(Address of principal executive offices and zip code)

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

Number of shares of common stock issued and outstanding as of June 18, 2014 is 2,355,075,373.

INTELLICELL BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$335,969	$-
Cash, restricted	664,362	-
Other current assets	-	9,000
Total Current Assets	1,000,331	9,000

Property and equipment, net	2,568,536	2,670,499

OTHER ASSETS:
Financing fees, net	5,014	8,712
Restricted cash for security deposit	525,453	525,453
Total Other Assets	530,467	534,165
TOTAL ASSETS	$4,099,334	$3,213,664

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures	$5,311,892	$840,900
Convertible promissory notes	2,316,271	3,505,883
Notes payable	392,883	341,100
Accounts payable and accrued liabilities	1,227,545	2,609,257
Accrued interest	362,672	388,302
License fee payable	922,500	922,500
Deferred rent liability	372,692	372,378
Accrued liabilities, related party, net	304,705	307,621
Total Current Liabilities	11,211,160	9,287,941

Derivative liabilities	14,055,788	3,774,790

TOTAL LIABILITIES	25,266,948	13,062,731

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,057 and 15,057 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	151	151
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	565	565
Series F convertible preferred stock, no par value, 51 shares authorized, 51 and 0 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 3,500,000,000 and 1,500,000,000 shares authorized, 2,042,081,439 and 922,722,023 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	204,208	92,272
Additional paid in capital	40,535,612	38,961,322
Accumulated deficit	(61,908,223)	(48,903,450)
TOTAL STOCKHOLDERS' DEFICIT	(21,167,614)	(9,849,067)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,099,334	$3,213,664

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED  CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	March 31,	March 31,
	2014	2013

REVENUES:
Revenues - related party	$32,500	-
TOTAL REVENUES	32,500	-

COST OF GOODS SOLD:
Cost of goods sold	4,618	-
TOTAL COST OF GOODS SOLD	4,618	-

GROSS PROFIT	27,882	-

OPERATING EXPENSES:
Research and development	180,000	157,078
Sales and marketing	8,150	4,828
General and administrative	1,017,443	715,645
Employee stock based compensation	342,135	360,360
Non-employee stock based compensation	93,333	300,000
TOTAL OPERATING EXPENSES	1,641,061	1,537,911

LOSS FROM OPERATIONS	(1,613,179)	(1,537,911)

OTHER INCOME (EXPENSE):
Interest expense	(259,725)	(44,896)
Other income (expense)	(135,258)	-
Financing costs	(715,614)	(130,650)
Change in fair value of derivative liabilities	(10,280,997)	654,998
TOTAL OTHER (EXPENSE) INCOME	(11,391,594)	479,452

LOSS BEFORE PROVISION FOR INCOME TAXES	(13,004,773)	(1,058,459)

Provision for income taxes	-	-

NET LOSS	$(13,004,773)	$(1,058,459)

LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,422,860,391	60,291,720

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,004,773)	$(1,058,459)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Employee stock compensation	342,135	360,360
Depreciation and amortization expense	101,963	84,551
Amortization of financing costs	3,698	55,650
Financing costs	65,000	75,000
Interest from original issue discount on convertible debentures	100,000	1,126
Change in fair value of derivative liabilities	10,280,998	(654,998)
Guaranteed interest on convertible promissory notes	46,430	-
Promissory notes issued for services rendered	115,783	-
Stock compensation issued for services in excess of proceeds	246,092	300,000
Changes in operating assets and liabilities:
Other current assets	9,000	-
Accounts payable and accrued expenses	46,167	446,192
Accrued interest	126,667	28,770
Deferred rent	314	-
Accrued liabilities, related party	(2,143)	113,750

NET CASH USED IN OPERATING ACTIVITIES	(1,522,669)	(248,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	-	93,350
Purchase of property and equipment	-	(4,271)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	89,079

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	2,587,000	-
Proceeds from issuance of notes payable, net	30,000	100,000
Principal payments towards notes payable	(94,000)	-
Proceeds from related party advances	-	25,554
Proceeds from sale of common stock	-	20,000
Bank overdraft	-	3,266
Change in restricted cash	(664,362)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,858,638	148,820

Net increase (decrease) in cash	335,969	(10,159)

Cash, beginning of the period	-	10,159

Cash, end of the period	$335,969	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$15,000
Cash paid for taxes	$445	$-

NON-CASH ACTIVITIES:
Conversion of principal of convertible debentures to common stock	$454,978	$-
Conversion of principal of convertible promissory notes to common stock	$816,042	$-
Conversion of accrued interest to common stock	$152,297	$-
Return and re-issuance of common stock for related party liabilities	$79,227	$-
Common stock mistakenly returned	$28	$-
Issuance of convertible promissory notes in lieu of accrued salaries, related parties	$80,000	$-
Assignment of convertible promissory note to convertible debenture	$500,000	$-
Issuance of convertible debentures in lieu of accounts payable	$1,427,878	$-

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

Furthermore, prior to the consummation of the Merger, the Company entered into agreements with the holders of an aggregate of $250,000 of accrued compensation, pursuant to which such persons agreed to forgive all amounts owed by the Company.

2.	Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $61,421,672 and a working capital deficit of $23,780,066 as of March 31, 2014, respectively. Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Management’s Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments.

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

For cash, cash equivalents, and trade payables, the carrying value approximates cost.  For debt obligations with conversion features, the Company records a derivative liability using the Black-Scholes method of valuation.

Fair Value Measurements – The fair value of financial instruments are classified into one of the following categories:
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

Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period.  The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards.  Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 14.

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

The Company has also entered into agreements with independent sales representative organizations that will market the centers services to physicians in the geographic area.  Fees for tissue processing cases from such physicians will be collected by the Company and recognized upon performance of the laboratory analysis.  Sales of equipment by Tech Stem are recognized when the following fundamental criteria are met:  (i) delivery has occurred, (ii) the price to the customer is fixed or determinable and (iii) collection of the resulting accounts receivable is reasonably assured.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist primarily of funds received that are restricted for specific purposes or cash set aside and restricted for specific payments.  As of March 31, 2014 and December 31, 2013, the Company has restricted cash of $664,362 and $0, respectively.  Cash escrow agreements were executed under the YA Global financing agreement.  Funds of $260,362 were placed in escrow for payment of taxes owed to Internal Revenue Service and the State of New York.  Funds of $450,000 were placed in escrow for which $200,000 is to be used for the Dr. James Andrews Consulting agreement payments and $250,000 to be used solely for the legal and accounting costs associated with the Company’s 2013 and 2014 review and filings of forms 10K and 10Q.  During the quarter ended March 31, 2014, $46,000 was paid from the $450,000 escrow for accounting fees and Dr. Andrews Consulting agreement.

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

Property and equipment, net

Property and equipment is recorded at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related asset and, for leasehold improvements, the shorter of the lease term or estimated useful life.

Maintenance and repairs are charged to expense as incurred.  Costs of renewals and betterments are capitalized.

Research and Development Costs

Research and development (“R&D”) expenses include supplies, salaries, and other headcount related costs,  contract and other outside service,  and facilities and overhead costs.  The Company expenses the costs associated with research and development activities when incurred.

Derivative Financial Instruments

The Company has issued various financial instruments to investors that contain anti-dilution provisions.  GAAP provides guidance on determining what types of financial instruments or embedded features in a financial instrument would cause the financial instrument to be classified as a liability instead of equity.  Under the evaluation criteria, the Company concluded that the financial instruments that contained full ratchet anti-dilution provisions are to be treated as derivative liabilities.  GAAP requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations.  These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

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

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed base on technical merits and on the outcome that will likely be sustained under examination.  The Company recognizes accrued penalties, and interest associated with uncertain tax positions, as part of the income tax provision.

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

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

4.	Property and Equipment, net

The Company’s property and equipment at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013
Lab equipment	$206,089	$206,089
Leasehold Improvements	2,226,181	2,226,181
Furniture & Fixtures	463,769	463,769
Computer Equipment	416,816	416,816
	3,312,855	3,312,855
Less Accumulated depreciation and amortization	744,319	642,356
Property and Equipment, net	$2,568,536	$2,670,499

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $101,963 and $84,551, respectively and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Accounts payable	$599,038	$2,020,974
Accrued liabilities	327,833	154,040
Accrued payroll	300,674	434,243
Total	$1,227,545	$2,609,257

6.	License Fees Payable

During the years ended December 31, 2013 and 2012, the Company executed various license agreements and collected an aggregate of $1,222,500 in license fees for six centers which had not yet commenced operations as of March 31, 2014. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled.  The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the condensed consolidated balance sheet.

In 2013, the Company converted three different license fees outstanding into convertible debentures totaling $300,000, bringing the total balance as of March 31, 2014 to $922,500.

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

As of March 31, 2014 and December 31, 2013, the principal balance of the Consorteum Notes amounted to $236,600 and $236,600, and accrued interest amounted to $59,168 and $55,688, respectively.  These Consorteum Notes are currently in default.

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

May Davis Partners Note Payable

On September 4, 2013, the Company issued a promissory note in the amount of $75,000, for $75,000 cash, of which $72,000 went to pay accrued expenses for accounting fees and $3,000 were expensed as legal fees, to May Davis Partners (the “May Davis Note”). The terms of the May Davis Note require repayment in 21 days and 10% compounded interest effective upon the maturity date of September 25, 2013.  The May Davis Note was paid in full in January 2014.

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

In September 2013 the Company was advised that the Sichenzia Notes were assigned to Redwood as part of Redwood Deal #3 (see Note 10).

In March of 2014, the Company was advised that $193,223 of the note was re-assigned to Dominion Capital.

MD Global Partners, LLC Notes Payable

On October 11, 2013 and November 6, 2013, the Company issued promissory notes in the amount of $15,000 and $4,000, respectively for compensation due to MD Global Partners for services of raising capital for the Company (the “MD Global Notes”).  The terms of the MD Global Notes require repayment on demand and 10% interest compounded annually.  The MD Global Notes were paid in full in January 2014.

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

As of March 31, 2014 and December 31, 2013, the principal balance of the Highland Notes were $10,500.

Sherb Note Payable

On January 6, 2014, the Company issued a promissory note to Sherb & Co. (the “Sherb Note”) in the amount of $115,785 for money owed for accounting services prior to the Reverse Merger of April 2011.  The Sherb Note is due December 31, 2014 and has simple interest of 10% per annum.  In April 2014, the Company was advised the note was assigned to May Davis Partners.

At March 31, 2014, the principal balance on the Sherb Note was $115,783 and accrued interest was $2,766.

Kaplan Note Payable

On March 5, 2014, the Company issued a promissory note to Jeffrey Kaplan (the “Kaplan Note”) in the amount of $30,000 for working capital advance. The Kaplan Note was due on March 10, 2014 and has simple interest of 10% per annum.

As of March 31, 2014 and December 31, 2013, the principal balance of the Company's notes payable were as follows:

	March 31, 2014	December 31, 2013
Consorteum Notes	$236,600	$236,600
May Davis Notes	-	75,000
MD Global Notes	-	19,000
Highland Notes	10,500	10,500
Sherb Note	115,783	-
Kaplan Note	30,000	-
Total	$392,883	$341,100

8.	Related Party Transactions

Rent

The Company is provided office and lab facilities and related services by a company owned by the Company’s CEO, a significant shareholder (Note 15, Commitments). The Company has recorded rent and utilities expenses of $110,280 and $96,900, respectively, for the three months ended March 31, 2014 and 2013.

Officer Salary

The Company has recorded a salary expense of $68,750 and $68,750 for the three months ended March 31, 2014 and 2013, respectively, related to the Company’s CEO and a salary expense totaling approximately $45,000 and $45,000 for the three months ended March 31, 2014 and 2013, respectively, recorded for the Company’s Executive Vice President, a shareholder and the spouse of the Company's CEO.

Officer Advance

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

Advances received for working capital purposes amounted to $-0- and $207,413 as of the three months ended March 31, 2014 and 2013, respectively. These advances do not have formal repayment terms or arrangements.

Regen Agreement

On April 16, 2012, the Company entered into a technology license and administrative services agreement (the “Agreement”) with Regen Medical P.C., the medical practice which is owned by, and through which, the Company CEO, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology (“Regen Medical”). Pursuant to the Agreement, the Company, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize the Company's proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) was appointed as the exclusive manager and administrator of Regen Medical’s operations which relates to the implementation of the Company's proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) was appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The Agreement became effective as of April 16, 2012 and was to continue until April 16, 2017.  Thereafter, the Agreement was to be automatically renewed for successive five year periods unless either party notifies the other in writing of its intention not to renew the Agreement.

In consideration for the services to be provided under the Agreement, Regen Medical was to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011;  provided  , however  , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company recognized revenue of $0 and $514,000 for the year ended December 31, 2013 and 2012, respectively, under the agreements.

On August 26, 2013, the Company and Regen Medical entered into a termination and general release agreement (the “Termination Agreement”), effective December 31, 2012 (the “Effective Date”), pursuant to which the Company and Regen Medical agreed, among other things, that as of the Effective Date, (i)  the Company shall forgive the $514,000 owed to the Company by Regen Medical under the Regen7 Medical Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process (the “Clinical Data”), (ii) the parties will take all necessary steps to enter into an agreement for the grant of a license to Regen Medical for the Company’s proprietary process as well as a license of the Clinical Data, (iii) the Regen Medical Agreement is terminated in its entirety and shall be deemed null and void and of no further force or effect and (iii) neither Company nor Regen Medical shall have any further rights or obligations under the Regen Medical Agreement.  Each party also provided a general release to the other party with respect to the Regen Medical Agreement and all transactions contemplated by the Regen Medical Agreement.

Revenue

Intellicell charges Regen Medical a processing fee of $2,500 for each tissue processing case that uses Intellicell’s proprietary process.  For the three months ended March 31, 2014, Intellicell completed 13 cases for a total revenue of $32,500.  All cases were performed for Regen Medical patients.

Research and Development

Research and development costs for the three months ended March 31, 2014 and 2013 were $180,000 and $157,068 respectively.  These fees were accrued and paid to Regen Medical for services as the attending physician in fourteen (14) and fifteen (15) patient cases respectively.  These cases are included as part of the Company’s ongoing research of its technologies and processes.

As of March 31, 2014 and December 31, 2013, accrued research fees totaled $361,000, respectively.

Accrued liabilities, related parties, net

The Company has ongoing transactions with related parties.  These parties extend credit on behalf of the Company.
As of March 31, 2014 and December 31, 2013, the following related party amounts were due from (to) the Company:

	3/31/2014	12/31/2013

Fees Receivable From Regen for Processing of adipose tissues for Regen patients	$(12,500)	$-
Advances to Dr. Steven Victor, CEO	(451,306)	(530,534)
Credit card payables	182,427	176,940
Accrued research fees, Due to Regen Medical, net of Advances of $202,054 and $93,174 as of March 31, 2014 and December 31, 2013	158,946	267,826
Accrued payroll	427,138	393,389
Totals	$304,705	$307,621

9.	Convertible Debentures

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

During the three months ended March 31, 2014, the remaining $330,000 balance of the May 2011 notes were assigned by the holders to various investors.  As of March 31, 2014, the May 2011 Debentures were paid in full to the original holders.

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

In the quarter ended March 31, 2014, $110,900 of the principal balance of the Hudson debentures were converted to 144,118,899 shares of common stock.

As of March 31, 2014 and December 31, 2013, the Hudson Debentures had a principal balance totaling $100,000 and $210,900, and accrued interest of $7,419 and $4,527, respectively.

Burrington Capital, LLC Convertible Debentures

On January 2, 2014 and on February 5, 2014, Burrington Capital, LLC (“Burrington”) was assigned and assumed a total of $200,000 from holders of the May 2011 offering.  In addition, on January 7, 2014 the Company issued a secure convertible debenture for $100,000 (combined, the “Burrington Debentures”).  Under the terms of the agreement, Burrington has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Burrington Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The Burrington Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

For the quarter ended March 31, 2014, $126,750 of the principal balance of the Burrington Debentures was converted into 158,698,856 shares of common stock.  At March 31, 2014, the Burrington Debentures had a principal balance totaling $173,250 and accrued interest of $23,488.

KesselBrenner Convertible Debentures

On January 10, 2014, Dr. Michael KesselBrenner was assigned and assumed a total of $25,000 from holders of the May 2011 offering.  In addition, on January 31, 2014 the Company issued a secure convertible debenture for $25,000 (combined, the “KesselBrenner Debentures”).  Under the terms of the agreement, Dr. Michael KesselBrenner has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the KesselBrenner Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The KesselBrenner Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

In February 2014, $25,000 of the principal balance of the KesselBrenner Debentures was converted into 27,203,482 shares of common stock.  At March 31, 2014, the KesselBrenner Debentures had a principal balance totaling $25,000 and accrued interest of $3,131.

Liben Convertible Debentures

On January 27, 2014, Barry Liben was assigned and assumed a total of $65,000 from holders of the May 2011 offering.  In addition, on January 27, 2014 the Company issued a secure convertible debenture for $70,000 (combined, the “Liben Debentures”).  Under the terms of the agreement, Barry Liben has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Liben Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The Liben  Debentures are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

In January 2014, $58,286 of the principal balance of the Liben Debentures was converted into 63,422,742 shares of common stock.  At March 31, 2014, the Liben Debentures had a principal balance totaling $76,715 and accrued interest of $7,312.

Brother Capital, LLC Convertible Debentures

On January 13, 2014, Brother Capital, LLC (“Brother”) was assigned and assumed a total of $75,000 from holders of the May 2011 offering.  In addition, on January 21, 2014 the Company issued a secure convertible debenture for $75,000 (combined, the “Brother Debentures”).  Under the terms of the agreement, Brother has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Brother Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The Brother Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

In January 2014, $42,286 of the principal balance of the Brother Debentures was converted into 68,836,230 shares of common stock.  At March 31, 2014, the Brother Debentures had a principal balance totaling $107,744 and accrued interest of $9,952.

Patrick Tuohy, Convertible Debentures

On January 30, 2014, Patrick Tuohy was assigned and assumed a total of $10,000 from holders of the May 2011 offering (the “Tuohy Debentures”).  Under the terms of the agreement, Patrick Tuohy has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Tuohy Debentures require repayment on the date of the note and bears a 6% simple annual interest rate.  The Tuohy Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

In January 2014, $10,000 of the principal balance of the Tuohy Debentures was converted into 10,881,392 shares of common stock.  At March 31, 2014, the Tuohy Debentures had a principal balance totaling $0 and accrued interest of $969.

Redwood Management, LLC Convertible Debentures

On January 17, 2014 and on January 31, 2014, the Company issued secure convertible debentures to Redwood Management, LLC for $67,000 and $75,000, respectively (combined, the “Redwood Debentures”).  Under the terms of the agreement, Redwood Management, LLC has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Redwood Debentures require repayment on the date of the note and bears a 12% simple annual interest rate.  The Redwood Debentures are convertible into shares of the Company’s common stock at a price equal to 5% of the lowest traded price (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, the Redwood Debentures had a principal balance totaling $142,000 and accrued interest of $2,929.

MD Global Convertible Debentures

On January 9, 2014 the Company issued a secure convertible debenture to MD Global for $50,000.  Under the terms of the agreement, MD Global has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the MD Global Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The MD Global Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, the MD Global Debentures had a principal balance totaling $50,000 and accrued interest of $1,153.

May Davis Partners Convertible Debentures

On March 5, 2014 the Company issued a secure convertible debenture to May Davis Partners for $25,000 (the “May Davis Debenture”).  Under the terms of the agreement, May Davis Partners has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the May Davis Debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The May Davis Debenture are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On March 4, 2014, May Davis Partners converted $20,000 of a convertible debenture issued for financing fees into 9,157,509 shares of the Company’s common stock.

At March 31, 2014, the May Davis Debenture had a principal balance totaling $25,000 and accrued interest of $188.

Empire Equity Convertible Debentures

On February 5, 2014 the Company issued a secure convertible debenture to Empire Equity for $100,000 (the “Empire Debentures”).  Under the terms of the agreement, Empire Equity has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Empire Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The Empire Debentures are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

During February 2014, $61,756 of the principal balance of the Empire Equity Debentures was converted into 28,966,229 shares of common stock.  At March 31, 2014, the Empire Equity Debentures had a principal balance totaling $38,244 and accrued interest of $1,184.

License Fee Conversion

On January 1, 2013, the Company issued three separate secured convertible debentures totaling $300,000 to convert license fees due certain third parties.  Bill Hess, POBD Holding Co. was issued a convertible debenture for $80,000.  Patty Dixon, Allwin Scientific Corp. was issued a convertible debenture for $60,000.  Brian Kozer, MD was issued a convertible debenture for $160,000.  The terms of these convertible debentures were the same: a maturity date of January 1, 2014, 10% simple interest calculated on a 360 day year, and a conversion rate equal to 48.5% of the average of the three lowest traded prices (not the same day) of the common Stock, determined on the then current trading market for the Common Stock for 20 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP

As of March 31, 2014 and December 31, 2013, the three convertible debentures from license fees had a balance due of $300,000, respectively, and had accrued interest of $37,500 and $30,000, respectively. These debentures are currently in default.

YA Global Investments LP Convertible Debenture

On March 11, 2014, the Company entered into a Securities Purchase Agreement to issue and sell a secured convertible debenture to YA Global Investments, L.P., in the principal amount of $2,100,000 (the “YA Global Debenture”).  In addition to the YA Global Debenture, the Company also agreed to issue a warrant to purchase up to 400,000,000 shares of common stock at an exercise price of $0.005 per share.

The YA Global Debenture matures on March 11, 2015 and accrues interest at an annual rate equal to 7.5%. At any time, and at its sole option, YA Global can to convert a portion or all amounts of principal and interest due and outstanding under the YA Global Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date.

As of March 31, 2014, the YA Global Debenture had a principal balance of $2,100,000 and accrued interest of $8,750.

Dominion Capital Debenture

On March 24, 2014, Ironridge Global sold the TCA Note to Dominion Capital under the security settlement agreement executed between the Company and Dominion Capital, and the Company issued a convertible debenture to Dominion Capital in the amount of $746,092 (the “Dominion Debenture”).  The $746,092 principal balance included the original TCA Note of $500,000, accrued interest and pre-payment penalties of $246,092.

The Dominion Capital Debenture matures on March 24, 2015 and accrues interest at an annual rate equal to 7.5%. At any time, and at its sole option, Dominion Capital can to convert a portion or all amounts of principal and interest due and outstanding under the Dominion Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date.

As of March 31, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $1,088.

Issuance of Convertible Debentures – Vendor Services

On January 1, 2014, the Company issued a secured convertible debenture with The Roth Firm for $196,612 to memorialize outstanding accounts payable.  Under the terms of the agreement, The Roth Firm has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the Common Stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, The Roth Firm had a principal balance of $196,612 and accrued interest of $4,915.

On January 1, 2014, the Company issued a secured convertible debenture with Mintz Levin for $25,382 to memorialize outstanding accounts payable.  Under the terms of the agreement, Mintz Levin has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, Mintz Levin had a principal balance of $25,382 and accrued interest of $635.

On January 1, 2014, the Company issued a secured convertible debenture with Biologics Consulting Group for $93,006 to memorialize outstanding accounts payable.  Under the terms of the agreement, Biologics Consulting Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, Biologics Consulting Group had a principal balance of $93,005 and accrued interest of $2,325.

On January 1, 2014, the Company issued a secured convertible debenture with Michael Friedman for $200,000 to memorialize outstanding compensation.  Under the terms of the agreement, Michael Friedman has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, Michael Friedman had a principal balance of $200,000 and accrued interest of $5,000.

On January 1, 2014, the Company issued a secured convertible debenture with University of Florida, Department of Materials Sciences & Engineering for $33,781 to memorialize outstanding accounts payable.  Under the terms of the agreement, University of Florida, Department of Materials Sciences & Engineering has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, University of Florida, Department of Materials Sciences & Engineering had a principal balance of $33,781 and accrued interest of $845.

On January 1, 2014, the Company issued a secured convertible debenture with Hunton & Williams, LLP for $187,107 to memorialize outstanding accounts payable.  Under the terms of the agreement, Hunton & Williams, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, Hunton & Williams, LLP had a principal balance of $187,107 and accrued interest of $4,678.

On January 1, 2014, the Company issued a secured convertible debenture with Lucosky Brookman, LLP for $124,812 to memorialize outstanding accounts payable.  Under the terms of the agreement, Lucosky Brookman, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, Lucosky Brookman, LLP had a principal balance of $124,812 and accrued interest of $3,120.

On January 1, 2014, the Company issued a secured convertible debenture with Buchanan Ingersoll & Rooney for $525,583 to memorialize outstanding accounts payable.  Under the terms of the agreement Buchanan Ingersoll & Rooney has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, Buchanan Ingersoll & Rooney had a principal balance of $525,583 and accrued interest of $13,140.

On January 1, 2014, the Company issued a secured convertible debenture with Charles River for $6,229 to memorialize outstanding accounts payable.  Under the terms of the agreement Charles River has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, Charles River had a principal balance of $6,229 and accrued interest of $156.

On January 1, 2014, the Company issued a secured convertible debenture with Heilscher for $8,522 to memorialize outstanding accounts payable.  Under the terms of the agreement Heilscher has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On March 31, 2014, Heilscher had a principal balance of $8,522 and accrued interest of $213.

On January 1, 2014, the Company issued a secured convertible debenture with Millipore for $13,611 to memorialize outstanding accounts payable.  Under the terms of the agreement Millipore has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On March 31, 2014, Millipore had a principal balance of $13,611 and accrued interest of $340.

On January 1, 2014, the Company issued a secured convertible debenture with The Shore Group for $13,234 to memorialize outstanding accounts payable.  Under the terms of the agreement The Shore Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On March 31, 2014, The Shore Group had a principal balance of $13,234 and accrued interest of $331.

The Company accounted for the conversion features underlying the convertible debentures and issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures at the relevant commitment dates to total $16,746,036 as of March 31, 2014 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature of all convertible debentures resulted in a net increase in expense of $8,949,087 for the three months ended March 31, 2014. The fair value of the derivative conversion features for the debentures was determined to be $10,428,260 and $1,479,173 at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the principal balance of the Company's convertible debentures were as follows:

	March 31, 2014	December 31, 2013
May 2011 Convertible Debentures	$-	$330,000
Hudson Convertible Debentures	100,000	210,900
Hess Convertible Debentures	80,000	80,000
Dixon Convertible Debentures	60,000	60,000
Kozer Convertible Debentures	160,000	160,000
Burrington Convertible Debentures	173,250	-
YA Global Convertible Debentures	2,100,000	-
KesselBrenner Convertible Debentures	25,000	-
Liben Convertible Debentures	76,715	-
Brother Convertible Debentures	107,714	-
Redwood Convertible Debentures	142,000	-
MD Global Convertible Debentures	50,000	-
May Davis Convertible Debentures	25,000	-
Empire Convertible Debentures	38,244	-
Dominion Convertible Debentures	746,092	-
Roth Firm Convertible Debentures	196,612	-
Mintz Levin Convertible Debentures	25,382	-
Biologic Convertible Debentures	93,006	-
Friedman Convertible Debentures	200,000	-
Univ. of Fla Convertible Debentures	33,781	-
Hunton Convertible Debentures	187,107	-
Lucoksky Convertible Debentures	124,812	-
Buchanan Convertible Debentures	525,583	-
Charles River Convertible Debentures	6,229	-
Heilscher Convertible Debentures	8,522	-
Millipore Convertible Debentures	13,611	-
Shore Group Convertible Debentures	13,232	-
	$5,311,892	$840,900

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants at the relevant commitment dates to total $3,348,095 utilizing a Black-Scholes valuation model as of March 31, 2014. The change in fair value of the liability for the warrants resulted in a net increase in expense of $2,197,088 for the three months ended March 31, 2014. The fair value of the derivative conversion features for the warrants was determined to be $2,203,343 and $6,735 at March 31, 2014 and December 31, 2013, respectively.

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

In July 2013, the Company was advised that the TCA Note was sold to Ironridge Global IV, Ltd.

On March 24, 2014, Ironridge Global sold the TCA Note to Dominion Capital under the security settlement agreement executed between the Company and Dominion Capital, the Company issued a convertible debenture to Dominion Capital in the amount of $746,092.  The $746,092 principal balance included the original TCA Note of $500,000, accrued interest and pre-payment penalties of $246,092.

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

On January 1, 2014, the Company issued an $80,000 convertible promissory note to Dr. Steven Victor, the Company’s CEO, to convert $80,000 of accrued salary, and bears simples interest of 12% per annum.  On March 26, 2014, the $80,000 convertible promissory note was assigned to Gene Kaslow (the “Kaslow Note”).

On March 19, 2014, the Gene Kaslow converted the full $80,000 of principal into 31,720,856 shares of the Company’s common stock.

As of March 31, 2014, the Kaslow Note had a principal balance of $-0- and accrued interest of $2,400.

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

WHC Capital Convertible Promissory Notes

On November 11, 2013, WHC Capital, LLC (“WHC”) assumed $100,000 of convertible notes from Redwood as part of their total convertible notes.  On November 15, 2013, the Company issued a $75,000 convertible promissory note to WHC (combined, the “WHC Notes”).  The Company received $66,000 in cash and $9,000 was recorded as other current assets on the balance sheet.  The $9,000 was received in 2014.  The terms of the WHC Notes require repayment on November 15, 2014 and bear an interest rate of 12% per annum.  The WHC Notes are convertible into shares of the Company’s common stock at a price equal to 48% of the lowest intra-day trading price for the Company’s common stock during the fifteen trading days immediately preceding the conversion date.

During November and December 2013, $39,617 of the principal of the WHC Notes were converted into 49,920,000 shares of the Company’s common stock.

During January 2014, $10,760 of the principal of the WHC Notes were converted into 12,960,000 shares of the Company’s common stock.

As of March 31, 2014 and December 31, 2013, the WHC Note had a principal balance of $124,623 and $135,383, respectively and accrued interest of $6,369 and $2,582, respectively.

LG Capital (Crowning Capital) Convertible Promissory Note

On January 10, 2013, the Company entered into a promissory note with Crowning Capital, LLC (the “Crowning Note”) pursuant to which Crowning Capital performed services in the amount of $250,000.  The promissory note has a due date of July 31, 2013, and 0% interest rate.  The note is currently due and payable.

In December 2013, LG Capital executed two debt purchase agreements to purchase a $156,250 portion of the Crowning Capital convertible promissory $250,000 face value note.

During December 2013, $98,845 of the principal of the Crowning Note was converted by LG Capital into 92,476,326 shares of the Company’s common stock.

On January 14, 2014 LG Capital executed a third Debt Purchase Agreement to assume the Crowning Capital Convertible Promissory Note in the amount of $93,750.

During 2014 $29,893 of the principal of the LG Capital (Crowning) Note was converted into 25,549,376 shares of the company’s common stock.

During January 2014, $57,210 of the principal of the LG Capital (Crowning) Note was converted into 65,974,298 shares of the Company’s common stock.

As of March 31, 2014, the LG Capital (Crowning) Note had a principal balance of $64,053.

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

In January 2014, $7,200 of principal was converted into 7,500,000 shares of the Company’s common stock.

As of March 31, 2014 and December 31, 2013, the principal balance of the JMJ Note was $46,130 and $53,330, respectively and accrued interest was $24,444 and $24,444, respectively.

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

On November 11, 2013, Redwood assigned $100,000 in principal debt from Redwood Deal #1 to WHC.

In October and November 2013, Redwood converted a total of $323,400 in principal from the outstanding debt in Redwood Deal #1 into 102,010,399 shares of the Company’s common stock.

On March 12, 2014, Redwood converted a total of $155,204 in principal into 72,865,732 shares of the Company’s common stock.

On March 17, 2014, Redwood converted a total of $105,437 in accrued interest into 45,842,295 shares of the Company’s common stock.

As of March 31, 2014 all principal and accrued interest for Redwood Deal #1 has been paid in full.

Redwood Deal #2

On August 5, 2013, Redwood assumed $430,000 of total principal from seven debenture holders from the May 2011 Offering as part of Redwood Deal #2.  The terms of the assumed debt remained the same.

In November and December 2013, Redwood converted a total of $113,787 in principal from the outstanding debt in Redwood Deal #2 into 120,580,000 shares of the Company’s common stock.

In January and February of 2014, Redwood converted a total of $316,213 in principal from the outstanding debt in Redwood Deal #2 into 311,154,640 shares of the Company’s common stock.  In March of 2014, Redwood converted $46,860 of accrued interest from the Redwood Deal #2 into 22,000,000 shares of the Company’s common stock.

As of March 31, 2014 and December 31, 2013, the principal balance of the Redwood Deal #2 was $-0- and $316,213, respectively and accrued interest was $4,740 and $11,271, respectively.

Redwood Deal #3

On September 16, 2013, Redwood assumed $386,445 of total principal from the Sichenzia Note as part of Redwood Deal #3.  The terms of the assumed debt remained the same.

On March 14, 2014, Redwood assigned $193,223 of Redwood Deal #3 to Dominion Capital.

On March 17, 2014, Redwood converted $124,563 from the outstanding debt into 54,157,705 shares of the Company’s common stock.

On March 17, 2014, the total guaranteed accrued interest from Redwood Deal #3 was converted to principal.  The Company recorded additional interest of $32,530 in connection with this conversion.

As of March 31, 2014 and December 31, 2013, the principal balance of Redwood Deal #3 was $115,089 and $386,445, respectively and accrued interest was $-0- and $11,271, respectively.

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

As of March 31, 2014 and December 31, 2013, the principal balance of Redwood Deal #4 was $403,442 and $403,442, and accrued interest was $28,672 and $17,336, respectively.  The related amortizable financing fees had a balance of $5,014 and  $8,712 as of March 31, 2014 and December 31, 2013, of which $3,699 were expensed as financing fees on the statement of operations for the three months ended March 31, 2014.

Redwood Deal #5

On October 1, 2013, Redwood assumed $389,711 of total principal from the Rhodes Note, and $1,000,000 of total principal from the Victor Note, as part of Redwood Deal #5.  The terms of the assumed debt remained the same.

As of March 31, 2014 and December 31, 2013, the principal balance of Redwood Deal #5 was $1,389,711, and accrued interest was $83,383 and $41,691, respectively.

Dominion Capital Convertible Promissory Note

On March 14, 2014, Redwood assigned $193,223 of pricipal from Redwood Deal #3 to Dominion Capital (the “Dominion Note”).  Interest is payable at 10%.

On March 17, 2014, $35,000 of the principal on the Dominion Note was converted into 15,217,391 shares of the company’s common stock.

At March 31, 2014 the principal balance on the Dominion Note was $158,223 and accrued interest was $6,456.

The Company accounted for the conversion features underlying the convertible promissory notes and issued in accordance with GAAP, as the conversion feature embedded in the convertible promissory notes could result in the convertible promissory notes being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these convertible promissory notes at the relevant commitment dates to total $1,668,546 as of March 31, 2014, utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature of all convertible promissory notes resulted in a net increase to income of $865,624 for three months ended March 31, 2014. The fair value of the derivative conversion features for the convertible promissory notes was determined to be $1,423,258 and $2,288,882 at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013 the Company's convertible notes payable was as follows:

	March 31, 2014	Dec. 31, 2013
TCA Note	$-	$500,000
Ludlow Note	15,000	15,000
WHC Notes	124,623	135,383
Crowning Note	64,053	151,155
JMJ Note	46,130	53,330
Redwood Deal #1	-	155,204
Redwood Deal #2	-	316,213
Redwood Deal #3	115,089	386,445
Redwood Deal #4	403,442	403,442
Redwood Deal #5	1,389,711	1,389,711
Dominion Capital	158,223	-
Total	$2,316,271	$3,505,883

11.	Derivative Liabilities

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of:

	March 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Embedded Detachable Warrants	$-	$-	$926	$926	$-	$-	$481	$481
Embedded Conversion Option Features	$-	$-	$14,054,862	$14,054,862	$-	$-	$3,774,309	$3,774,309
Totals	$-	$-	$14,055,788	$14,055,788	$-	$-	$3,774,790	$3,774,790

The following table sets forth a summary of changes in fair value of our derivative liabilities for the periods ended:

	March 31, 2014	December 31, 2013

Beginning balance	$3,774,790	$987,020
Fair value of financial instruments at issue date
Fair value of embedded conversion feature at issue date		-
Change in fair value of financial instruments included in the statement of operations	445	3,180,535
Change in fair value of embedded conversion features included in the statement of operations	10,280,553	(392,765)
	$14,055,788	$3,774,790

The following tables set forth a description of the financial instruments classified as derivate liabilities as of March 31, 2014 and December 31, 2013, and the assumption used to value the instruments.

Convertible Debt

The derivative liabilities related to the embedded conversion option feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2014		December 31, 2013
	Embedded Detachable Warrants	Embedded Conversion Option Features	Embedded Detachable Warrants	Embedded Conversion Option Feature
Risk free interest rate	1.73%	0.13%	1.750%	0.13%
Expected volatility	329.73%	329.73%	316.09%	316.09%
Expected life (in years)	2.09	0.25-1.0	2.25	0.58-1.0
Expected dividend yield	-	-	-	-
Number outstanding	443,071,542	2,565,473,216	3,071,542	1,592,259,716
Fair value at issue date	$3,348,095	$18,414,582	$263,146	$2,481,128
Accumulated change in derivative liability as of the period ended	$(1,144,752)	$(6,563,064)	$(256,892)	$1,286,927
Fair value at end of period	$2,203,343	$11,851,518	$6,254	$3,768,055

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2014	Dec. 31, 2013
Risk free interest rate	1.73%	1.75%
Expected volatility	329.73%	316.09%
Expected life (in years)	2.84	3.25
Expected dividend yield	-	-
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Accumulated change in derivative liability as of the year ended December 31	$(19,035,386)	$(19,035,831)
Fair value at Period End	$926	$481

12.	Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible.  The Company’s carrying amounts of deposits in financial institutions exceeded the federally insured limit of $250,000 by $85,275 as of March 31, 2014.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits as of March 31, 2014 and December 31, 2013.

13.	Capital Stock

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,058 shares of preferred stock are issued and outstanding.  Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Series C Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 shares of preferred stock are issued and outstanding. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. .   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding.  Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00.  The holders of Series D preferred stock have no voting rights.

Series F Preferred Stock

On January 17, 2014, Intellicell Biosciences, Inc. (the “Corporation”) filed a certificate of designations, rights and preferences (the “Certificate of Designation”) with the Secretary of State of the State of Nevada pursuant to which the Corporation set forth the designation, powers, rights, privileges, preferences and restrictions of the Series E Preferred Stock. On January 22, 2014 the Corporation filed a certificate of correction (the “Certificate of Correction”) with the Secretary of State of Nevada to change the name of the designation from “Series E Preferred Stock” to “Series F Preferred Stock.”  By unanimous written consent of the Board, the Board issued an aggregate of fifty one (51) shares of Series F Preferred to five individuals.  The five individuals include the Company’s CEO and Chairman and four members of the Board of Directors.  As a result of the voting rights granted to the Series F Preferred, the Series F Stockholders hold, in the aggregate, approximately 50.95% of the total voting power of all issued and outstanding voting capital of the Company.  Each one (1) share of the Series F Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series F Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

Common Stock

Amendment to Articles of Incorporation

On March 7, 2014, Intellicell Biosciences, Inc. filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada (the “Amendment”), to increase the Company’s authorized common stock from one billion five hundred million (1,500,000,000) shares of common stock to three billion five hundred million (3,500,000,000) shares of common stock. The Amendment also changed the par value of the Company’s authorized common stock from $0.001 per share to $0.0001 per share.

As of March 31, 2014 and December 31, 2013, the Company had 2,042,081,439 and 922,722,023 shares of common stock issued and outstanding, respectively.

During the period ended March 31, 2014, the Company issued the following equity instruments:

•	In January of 2014, the Company issued a total of 454,690,538 shares of common stock for debt conversions.

•	In March of 2014, the Company issued a total of 664,668,878 shares of common stock for debt conversions.

14.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - 0.25	1,775,000	$0.15	8.32	1,762,500	$0.15
4.00	2,347,926	4.00	7.75	1,879,173	4.00
	4,122,926		7.99	3,641,673

A summary of the Company’s stock awards for options as of March 31, 2014 and changes for the period ended March 31, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	4,122,926	$2.34
Granted	--	--
Exercised	--	--
Expired/Cancelled		--
Outstanding, March 31, 2014	4,122,926	$2.34
Exercisable, March 31, 2014	3,641,673	$2.14

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

Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statement of operations for the period ended March 31, 2014 and 2013 was $342,135 and $360,360, respectively, net of tax effect. There was no stock-based compensation expense in connection with options granted to non-employees recognized for the periods ended March 31, 2014 and 2013. Additionally, none of the options outstanding and unvested as of March 31, 2014, and 2013 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at March 31, 2014, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.005	400,000,000	$.005	4.88	400,000,000	$.005
.0055	40,000,000	.0055	4.95	40,000,000	.0055
0.33	3,071,542	0.33	2.11	3,071,542	0.33
.045	2,566,664	0.45	3.66	2,566,664	0.45
0.75 - 0.86	11,580,000	0.75	2.86	11,580,000	0.75
1.00	42,500	1.00	2.73	42,500	1.00
1.58	45,000	1.58	8.00	45,000	1.58
2.00	2,529,200	2.00	2.85	2,529,200	2.00
2.45 - 2.60	800,000	2.51	2.76	800,000	2.51
3.00	750,000	3.00	2.71	750,000	3.00
3.20	350,000	3.20	2.68	350,000	3.20
3.75	100,000	3.75	2.89	100,000	3.75

	461,834,906		4.84	461,834,906

A summary of the Company’s stock awards for warrants as of March 31, 2014 and changes for the three months ended March 31, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2014	21,834,906	$3.09
Granted	440,000,000	.0050
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2014	461,834,906	4.84
Exercisable, March 31, 2014	461,834,906	4.84

The Company issued 440,000,000 and -0- compensatory warrants to non-employees during the three months ended March 31, 2014 and 2013, respectively. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 329.73%; risk-free interest rate from a range of .71% to .79%; expected lives of three years.  Total non-employee stock-based compensation expensed in connection with warrants recognized in the condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013 was $2,197,088 and $0, respectively, net of tax effect.

15.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	March 31, 2014	March 31, 2013
Net Income (Loss)	$(13,004,773)	$(1,058,459)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.01)	$(0.02)
Net income (loss) per share – diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic	1,422,860,391	60,291,720
Weighted average common shares outstanding – diluted	1,422,860,391	60,291,720

For the three months ended March 31, 2014 and 2013 common stock equivalents totaling 3,830,552,036 and 43,931,682 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

16.	Commitments

Non-cancellable lease

On June 1, 2011, the Company entered into a 13 year lease for office space with a related company, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company was required to establish a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease.  The landlord released $124,577 of the restricted cash in 2013.

The lease commenced on June 1, 2012 and expires on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under the operating lease guarantee are as follows:

2014 (Remainder of Year)	$484,546
2015	665,555
2016	679,479
2017	679,479
2018	679,479
Thereafter	5,440,474
Total	$8,629,012

Laboratory Services and License Agreement

On March 11, 2014 (the “Effective Date”), Intellicell Biosciences, Inc., (the “Company”), executed a Laboratory Services and License Agreement (the “License Agreement”), effective March 7, 2014, with The Andrews Research and Education Foundation, Inc. (“AREF”) pursuant to which the Company agreed to grant certain technology and trademark licenses to AREF.

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

Consulting Agreements

On March 11, 2014, the Company executed a Consulting Agreement (the “Consulting Agreement”) with Dr. James Andrews, effective March 7, 2014, pursuant to which Dr. Andrews shall serve as Chairman of the Intellicell Orthopedic Cellular Therapy Advisory Board.  The initial term of the Agreement shall be for a period of ten (10) years unless extended as provided in the Agreement or unless terminated by either party with thirty (30) days advance written notice to the other party.  In consideration for Consultant’s services, the Consultant shall be paid a monthly fee and make a monthly charitable contribution to the Andrews Foundation after the Company closes a Capital Raise (as defined in the Consulting Agreement), and the amount of such monthly fee and monthly charitable contribution shall be determined based on the amount raised in the Capital Raise.  Based upon the capital raise transaction in March 2014 with YA Global Investments, LP in the amount of $2,100,000, the monthly fee payable to the Consultant thereafter shall be equal to $40,000, which includes a $6,000 payment to Dr. Michael Immel and a charitable contribution of $10,000 payable to the Andrews Foundation.  These payments will continue for the term of the Consulting Agreement.

Furthermore, commencing on March 1, 2014 and ending on May 1, 2017, on each of March 1, June 1, October 1 and January 1 during such period, the Company shall issue and the Consultant shall be entitled to receive non-qualified stock options to purchase a number of shares of the Company’s common stock equal to 750,000 divided by the average of the closing bid price per share of such common stock for the ten (10) trading days immediately prior to the date of issuance, subject to certain adjustments as set forth in the Consulting Agreement.  The options have a strike price of $0.0058 per share and are exercisable for ten (10) years.  A portion (13.33%) of such options will be issued to the Andrews Foundation (and Dr. Immel shall receive 20% of such options).  In addition, The Company shall issue to the Consultant 6,666,666 shares of its common stock based on the market price at the date of the execution of the License Agreement (see description above), as well as 2,000,000 shares to Dr. Immel and 7,999,999 shares to the Andrews Foundation.  Additionally, 1,000,000 shares shall be issued to the Consultant, 200,000 shares shall be issued to Dr. Immel and 133,333 shares shall be issued to the Andrews Foundation upon FDA approval of the Company’s Stromal Vascular Fraction Cell injection for treatment of osteoarthritis.

17.	Litigation

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

On January 28, 2014, Judicial Hearing Officer Ira Gammerman, in a decision on each of Ironridge’s claims against the Company, fully justified IntelliCell’s position by ruling against each of Ironridge’s and TCA’s demands for monetary damages.  The Court made it clear that Ironridge and TCA are not entitled to monetary damages and had no right to inappropriately broadcast to the world that it could sell IntelliCell’s assets.

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

On March 13, 2014, Steven A. Victor (“Dr. Victor”), Intellicell Biosciences, Inc., a Nevada corporation, Intellicell Biosciences Inc., a New York corporation, and Regen Medical P.C., a New York corporation filed a complaint against Jonathan Schwartz (“Schwarz”), Joseph P. Salvani (“Salvani”) and Douglas R. Dollinger (“Dollinger”), in the Supreme Court of the State of New York, County of New York. Schwartz and Salvani, both shareholders of the Company, are represented by Dollinger in his capacity as legal counsel. Pursuant to the complaint, the plaintiffs’ first cause of action alleges that the defendants conspired together and acted in concert, to defame Dr. Victor and the Company in an effort to take control of the Company and to reap large profits by dumping their shares thereafter. Furthermore, the plaintiffs’ second cause of action alleges that Salvani made false statements to a potential investor, resulting in damages amounting to $250,000. The plaintiffs seek compensatory damages, together with punitive damages and interest in connection with the first cause of action, and compensatory damages in the amount of $250,000.00, together with punitive damages and interest, in connection with the second cause of action.

In February 2014, John Cade and two other lenders to Intellicell’s predecessor entities filed suit, in the Second Judicial District Court of the State of Nevada, Washoe County, for non-payment of certain promissory notes owed by predecessor company, Media Exchange Group. Company Counsel managed to obtain a stay of Intellicell’s time to appear until June 20, 2014.

18.	Subsequent Events

The Company has evaluated its subsequent events through May 20, 2014, the date the condensed consolidated financial statements were available to be issued. Except as disclosed below, there were no additional significant subsequent events requiring disclosure.

In April 2014, Convertible Debenture and Note Holders converted $263,421 of principal into 124,088,476 shares of its Company’s common stock.

In May 2014, Convertible Debenture and Note Holders converted $171,500 of principal into 99,968,831 shares of its Company’s common stock.

In May 2014, the Company issued 16,666,665 shares of common stock under the Andrews Consulting Agreement executed in March 2014.

In May 2014, the Company issued 2,000,000 shares of common stock under two Scientific Advisory Agreements executed in March 2014 with Dr. Josh Hackel and Dr. Adam Anz.

In May 2014, the Company issued replacement shares of common stock to Dr. Steven Victor (53,568,400 shares) and Anna Rhodes (3,000,000 shares) for shares returned back to the Company in January 2014.  Both Victor and Rhodes are Company Officers.

In May 2014, the Company issued 20,000,000 shares of common stock to Copper Bay, SA under a Consulting Services Agreement dated August 2013.

In May 2014, the Company issued 87,000,000 shares of common stock to Gene R. Kazlow as compensation for legal services performed and to be performed for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward Looking Information

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Intellicell Biosciences, Inc. (“Intellicell” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on May 12, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Revenue for the three months ended March 31, 2014 and 2013 was $32,500 and $0, respectively. Revenues in 2014 were attributable to fees from 13 cases processed by Regen Medical in the Company’s New York City Tissue Processing Center which were 100% related party revenue.  The rate per case to process the cells was $2,500.  We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

License fees will generally be payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates.

Cost of goods sold and Gross Margin

Cost of goods sold were $4,618 and $0 for the three months ended March 31, 2014 and 2013, respectively. These costs were the cost of supplies for cases processed in our tissue processing center in New York.

Gross margins were $27,882 and $0 for the three months ended March 31, 2014 and 2013, respectively. In the future, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, cost of equipment sold directly to licensees, and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $180,000 and $157,078 for three months ended March 31, 2014 and 2013, respectively. The principal component of research development costs consists of services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes.

The Company continues to increase research and development costs in the current year period.  The principal component of research and development costs consists of fees payable to Regen Medical, a medical practice owned by Dr. Steven Victor, the Company’s Chief Executive Officer and principal shareholder.  The fees are for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $180,000 and $49,500 for the three months ended March 31, 2014 and March 31, 2013, respectively.  The fees payable to Regen Medical for these cases range from $5,000 to $15,000 per case.

Sales and marketing expenses were $8,150 and $4,828 for the three months ended March 31, 2014 and 2013, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales.

General and administrative expenses were $1,110,776 and $715,645 for the three months ended March 31, 2014 and 2013, respectively. The following are the significant components of the general and administrative costs:

Salary Expense

General and administrative is comprised of salary expenses of $196,278 and $246,080 for the three months ended March 31, 2014 and 2013, respectively. Included in the salary expense for each of the three months ended March 31, 2014 and 2013 was $68,750 paid to a significant shareholder as a result of this individual serving in the capacity of our Chief Executive Officer.  In addition, the Company incurred salary expenses totaling $45,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, to the spouse of the Company’s Chief Executive Officer and majority shareholder.

Rent and office administrative expenses
Included in general and administrative expenses are $110,594 and $103,800 of rent for the three months ended March 31, 2014 and 2013, respectively.  Rent is for the office space and Tissue Processing Lab located at 460 Park Avenue.

Professional fees
For the three months ended March 31, 2014 and 2013, we have incurred approximately $607,995 and $241,000 in legal, accounting, and professional fees primarily related the FDA compliance, public company costs, and Company litigation.

Depreciation
Depreciation expense is included in general and administrative costs and amounted to $101,963 and $84,551 for the three months ended March 31, 2014 and 2013, respectively.

Employee Stock Based Compensation.  During the three months ended March 31, 2014 and 2013, the Company incurred employee stock based compensation expenses of $342,135 and $360,360, respectively, for incentive stock options and common stock issued to employees.  The incentive stock options were valued using the Black Scholes method.

Non-Employee Stock Based Compensation. During the three months ended March 31, 2014 and 2013, non-employee stock based compensation of $93,333 and $300,000 were incurred as non-cash charges, respectively.  Non-employee stock based compensation is comprised of the following:

•
During the three months ended March 31, 2014, the Company did not issue any shares of common stock shares for medical advisory and professional services compared to 2,000,000 shares issued, valued at $300,000 during the three months ended March 31, 2013.  The shares for stock based compensation for the $93,333 were issued subsequent to March 31, 2014.

The value of the warrants and non-employee stock options were determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three months ended March 31, 2014 and 2013, the Company recorded an expense in the amount of $10,280,997 and income in the amount of $654,998, respectively, relating to the change in value of all its derivative liabilities.

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

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to income of $5.690 and a reduction to income of $437,013 for the three months ended March 31, 2014 and 2013, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $9,373 and $3,683 at March 31, 2014 and December 31, 2013, respectively.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to income of $6,416 and $211,015, respectively for the three months ended March 31, 2014 and 2013, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $12,671 and $6,254 at March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, that were not exchanged and retained their anti-dilutive properties. The change in fair value for the conversion feature resulted in a net increase in income of $446 for the three months ended March 31, 2014.The value of the derivative liabilities was $926 and $481 as of March 31, 2014 and December 31, 2013, respectively.

Loss before income tax and Net Loss

Loss before income tax for the three months ended March 31, 2014 and March 31, 2013 was $13,004,773 and $1,058,459, respectively, which includes a charge for the non-cash change in fair value of derivative liabilities and other expense of $10,280,997 for the three months ended March 31, 2014 and a reduction of charges for the non-cash change in fair value of derivative liabilities of $654,998 for the three months ended March 31, 2013. Furthermore, loss before income tax for the three months ended March 31, 2014 and 2013 included non-cash expense for Employee Stock Compensation of $342,135 and $360,360, respectively.  As we are still implementing our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2014 of $25,266,948, compared to a working capital deficit at December 31, 2013 of $13,053,731.

Our cash and cash equivalents as of March 31, 2014 was $335,969, compared to cash balances at December 31, 2013 of $0. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing limited cash balances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional debt and equity based financings to maintain our operations.

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

Net cash used in operating activities

Net cash used in operating activities was $1,522,669 and $248,058 for the three months ended March 31, 2014 and March 31, 2013, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities. For the three months ended March 31, 2014, operating activities were impacted by an increase in accounts payable and accrued liabilities of $46,167 and accrued interest of $126,667.   For the three months ended March 31, 2013, operating activities were impacted by an increase in our accounts payable and accrued liabilities of $446,192, accrued interest of $28,770, and accrued liabilities to related parties of $113,750.

Net cash used in investing activities

Net cash provided by investing activities was $0 and $89,079 for the three months ended March 31, 2014 and March 31, 2013, respectively.  Furthermore, $0 and $93,350 of net advances were received from Regen Medical, respectively during the three months ended March 31, 2014 and March 31, 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $1,858,638 and $148,820 for the three months ended March 31, 2014 and March 31, 2013, respectively, consisting of $0 and $20,000 of net proceeds received from the sale of our common stock, and $2,617,000 and $100,000 of gross proceeds from our convertible debenture issuances, respectively. Additionally, the Company placed $664,362 of convertible debenture proceeds in specific escrow accounts for the purpose of future payment of specific expenses for delinquent taxes, future committed consulting fees and costs to complete all financial reporting filings through March 31, 2014.

Significant Liquidity Events

The following financing events were transacted in the quarter ended March 31, 2014.

Sherb Note Payable

On January 6, 2014, the Company issued a promissory note to Sherb & Co. (the “Sherb Note”) in the amount of $115,785 for money owed for accounting services prior to the Reverse Merger of April 2011.  The Sherb Note is due December 31, 2014 and has simple interest of 10% per annum.  In April 2014, the Company was advised the note was assigned to May Davis Partners.

At March 31, 2014, the principal balance on the Sherb Note was $115,783 and accrued interest was $2,766.

Kaplan Note Payable

On March 5, 2014, the Company issued a promissory note to Jeffrey Kaplan (the “Kaplan Note”) in the amount of $30,000 for working capital advance. The Kaplan Note was due on March 10, 2014 and has simple interest of 10% per annum.

At March 31, 2014 and December 31, 2013, the Company had a total of Notes Payable of $392,883 and $341,100, respectively.

YA Global

In March of 2014, external financing was provided by YA Global.  We received a gross total of $2.1 million from YA Global through the issuance of a convertible debentures, and common stock warrants.  The debentures bear interest at 7.5% per annum and mature on March 11, 2015.  We paid cash fees to YA Global from the proceeds of the secured convertible debentures and warrants of $125,000.  We also paid $240,000 in cash fees to MD Global.  After payment of these fees, the Company received net proceeds of $1,735,000.

At any time, and at its sole option, YA Global can convert a portion or all amounts of principal and interest due and outstanding under the YA Global Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date.

Burrington Capital, LLC Convertible Debentures

On January 2, 2014 and on February 5, 2014, Burrington Capital, LLC (“Burrington”) was assigned and assumed a total of $200,000 from holders of the May 2011 offering.  In addition, on January 7, 2014 the Company issued a secure convertible debenture for $100,000 (combined, the “Burrington Debentures”).  Under the terms of the agreement, Burrington has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Burrington Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The Burrington Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

For the quarter ended March 31, 2014, $126,750 of the principal balance of the Burrington Debentures was converted into 158,698,856 shares of common stock.  At March 31, 2014, the Burrington Debentures had a principal balance totaling $173,250 and accrued interest of $23,488.

Dominion Capital Debenture

On March 24, 2014, Ironridge Global sold the TCA Note to Dominion Capital under the security settlement agreement executed between the Company and Dominion Capital, and the Company issued a convertible debenture to Dominion Capital in the amount of $746,092 (the “Dominion Debenture”).  The $746,092 principal balance included the original TCA Note of $500,000, accrued interest and pre-payment penalties of $246,092.

The Dominion Capital Debenture matures on March 24, 2015 and accrues interest at an annual rate equal to 7.5%. At any time, and at its sole option, Dominion Capital can to convert a portion or all amounts of principal and interest due and outstanding under the Dominion Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date.

As of March 31, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $1,088.

Issuance of Convertible Debentures – Vendor Services

In the quarter ended March 31, 2014, the Company issued a total of secured convertible debentures in the amount of $1,427,878 to 12 vendors that were owed fees for services rendered through December 31, 2013.  Under the terms of the agreements, the debenture holders have the right of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the convertible debentures require repayment on December 31, 2014 and bear a 10% simple annual interest rate.  The convertible debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the Common Stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, the balance due on the vendor debentures was principal of $1,427,878 and accrued interest of $35,697.

Redwood Management, LLC Convertible Debentures

On January 17, 2014 and on January 31, 2014, the Company issued secure convertible debentures to Redwood Management, LLC for $67,000 and $75,000, respectively (combined, the “Redwood Debentures”).  Under the terms of the agreement, Redwood Management, LLC has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Redwood Debentures require repayment on the date of the note and bears a 12% simple annual interest rate.  The Redwood Debentures are convertible into shares of the Company’s common stock at a price equal to 5% of the lowest traded price (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, the Redwood Debentures had a principal balance totaling $142,000 and accrued interest of $2,929.

MD Global Convertible Debentures

On January 9, 2014 the Company issued a secure convertible debenture to MD Global for $50,000.  Under the terms of the agreement, MD Global has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the MD Global Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The MD Global Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

At March 31, 2014, the MD Global Debentures had a principal balance totaling $50,000 and accrued interest of $1,153.

May Davis Partners Convertible Debentures

On March 5, 2014 the Company issued a secure convertible debenture to May Davis Partners for $25,000 (the “May Davis Debenture”).  Under the terms of the agreement, May Davis Partners has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the May Davis Debenture require repayment on the date of the note and bears a 10% simple annual interest rate.  The May Davis Debenture are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

On March 4, 2014, May Davis Partners converted $20,000 of a convertible debenture issued for financing fees into 9,157,509 shares of the Company’s common stock.

At March 31, 2014, the May Davis Debenture had a principal balance totaling $25,000 and accrued interest of $188.

Empire Equity Convertible Debentures

On February 5, 2014 the Company issued a secure convertible debenture to Empire Equity for $100,000 (the “Empire Debentures”).  Under the terms of the agreement, Empire Equity has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital.  The terms of the Empire Debentures require repayment on the date of the note and bears a 10% simple annual interest rate.  The Empire Debentures are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

During February 2014, $61,756 of the principal balance of the Empire Equity Debentures was converted into 28,966,229 shares of common stock.  At March 31, 2014, the Empire Equity Debentures had a principal balance totaling $38,244 and accrued interest of $1,184.

At March 31, 2014 and December 31, 2013, the Company had a total principal balance of convertible debentures of $5,311,892 and $840,900.

During the quarter ended March 31, 2014, convertible debenture holders converted their debt into common stock.

	Debt Converted	Common Stock Shares Acquired
Hudson Street	$110,900	144,118,899
Burrington	126,750	158,698,856
KesselBrenner	25,000	27,203,482
Liben	58,286	63,422,742
Brother	42,286	68,836,230
Touhy	10,000	10,881,392
Dominion Capital	35,000	15,217,391
May Davis Partner	20,000	9,157,509
Empire Equity	61,756	28,966,229
WHC	10,760	12,960,000
LG Capital from	87,102	91,523,674
Kazlow	80,000	31,720,856
JMJ	7,200	7,500,000
Redwood	595,980	438,178,078
	$1,271,020	$1,108,385,338

Redwood also converted $152,297 of accrued interest into 67,842,295 shares of common stock.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Contractual Obligation and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of March 31, 2014, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations		$8,021,046

Current Operating Lease Obligations		$665,555

Total Obligations		$8,686,601

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

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

PART II

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Other than as stated below, the Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

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

Hanover Holdings Litigation

On May 21, 2013, the Supreme Court of the State of New York, County of New York (the “Court”), entered an order (the “ Order ”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “ Securities Act ”), in accordance with a stipulation of settlement (the “ Settlement Agreement ”) between Intellicell Biosciences, Inc., a Nevada corporation (the “ Company ”), and Hanover Holdings I, LLC, a New York limited liability company (“ Hanover ”), in the matter entitled Hanover Holdings I, LLC v. Intellicell Biosciences, Inc. , Case No. 651709/2013 (the “ Action ”). Hanover commenced the Action against the Company on May 10, 2013 to recover an aggregate of $706,765.38 of past-due accounts payable of the Company, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on May 21, 2013. On May 23, 2013, the Company issued and delivered to Hanover 8,500,000 shares (the “Initial Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”)

The Settlement Agreement provides that the Initial Settlement Shares will be subject to adjustment on the trading day immediately following the Calculation Period (as defined below) to reflect the intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement be based upon a specified discount to the trading volume weighted average price (the “VWAP”) of the Common Stock for a specified period of time subsequent to the Court’s entry of the Order. Specifically, the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement shall be equal to the sum of: (i) the quotient obtained by dividing (A) $706,765.38 by (B) 55% of the average of the lowest 10 VWAPs of the Common Stock over the 80-consecutive trading day period immediately following the date of issuance of the Initial Settlement Shares (or such shorter trading-day period as may be determined by Hanover in its sole discretion by delivery of written notice to the Company) (the “ Calculation Period ”); (ii) the quotient obtained by dividing (A) the total dollar amount of legal fees and expenses incurred in connection with the Action, which shall not exceed $57,500 (less $5,000 heretofore paid by the Company) by (B) the VWAP of the Common Stock over the Calculation Period; and (iii) the quotient obtained by dividing (A) agent fees of $35,338.27 by (B) the VWAP of the Common Stock over the Calculation Period, rounded up to the nearest whole share (the “VWAP Shares”). As a result, the Company ultimately may be required to issue to Hanover substantially more shares of Common Stock than the number of Initial Settlement Shares issued (subject to the limitations described below). The Settlement Agreement further provides that if, at any time and from time to time during the Calculation Period, Hanover reasonably believes that the total number of Settlement Shares previously issued to Hanover shall be less than the total number of VWAP Shares to be issued to Hanover or its designee in connection with the Settlement Agreement, Hanover may, in its sole discretion, deliver one or more written notices to the Company, at any time and from time to time during the Calculation Period, requesting that a specified number of additional shares of Common Stock promptly be issued and delivered to Hanover or its designee (subject to the limitations described below), and the Company will upon such request reserve and issue the number of additional shares of Common Stock requested to be so issued and delivered in the notice (all of such additional shares of Common Stock, “Additional Settlement Shares”). At the end of the Calculation Period, (i) if the number of VWAP Shares exceeds the number of Initial Settlement Shares and Additional Settlement Shares issued, then the Company will issue to Hanover or its designee additional shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Initial Settlement Shares and Additional Settlement Shares, and (ii) if the number of VWAP Shares is less than the number of Initial Settlement Shares and Additional Settlement Shares issued, then Hanover or its designee will return to the Company for cancellation that number of shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Initial Settlement Shares and Additional Settlement Shares. Hanover may sell the shares of Common Stock issued to it or its designee in connection with the Settlement Agreement at any time without restriction, even during the Calculation Period.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on May 12, 2014.

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

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

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
* File herewith
** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: June 18, 2014	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)