Form 10-Q/A
period 2013-09-30
Intellicell Biosciences, Inc.
filed 2014-10-08
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

AMENDMENT NO. 1

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

As of November 21, 2013, there were 316,658,806 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A amends and restates in its entirety the quarterly report on Form 10-Q that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 25, 2013 and reflects certain corrections made in connection with the Company’s accounting for the application of fair value assessment for transactions involving derivative obligations related to the issuance of convertible debt instruments. The transactions include (1) derivative valuation at inception of the debt instrument, (2) upon conversion of the instrument to common stock, (3) upon assignment of the debt instrument and (4) upon valuation of the derivative at September 30, 2013. The Company also detected errors in the recording of debt discounts, upon issuance of debt instruments. These incorrectly recorded debt discounts also affected amortization expense for the quarter ended September 30, 2013.

Below is a summary of changes to accounts for the September 30, 2013 reporting period:

	September 30, 2013
Balance Sheet	As Filed	As Restated
Convertible Debentures	$1,725,719	$1,481,595
Derivative Instruments (long term)	6,876	2,913,730
Accumulated deficit	$(44,554,265)	$(47,216,995)

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Statement of Operations	As Filed	As Restated	As Filed	As Restated
Changes in fair value of derivative instruments	$75,581	$(1,134,691)	$980,144	$(230,128)
Financing Costs	(856,019)	(2,302,602)	(1,023,769)	(2,470,352)
Net Loss	(1,817,096)	(4,479,827)	(6,791,631)	(9,454,362)
Net Loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

This amended quarterly report on Form 10-Q/A has revised Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4 “Controls and Procedures.”

In connection with the filing of this amended quarterly report on Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, the Company is including with this amended quarterly report on Form 10-Q/A certain currently dated certifications. This amended quarterly report on Form 10-Q/A speaks as of the original filing date of the quarterly report on Form 10-Q, except as noted.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Intellicell BioSciences, Inc.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,
	2013 (Restated)	December 31,
	(unaudited)	2012

ASSETS

CURRENT ASSETS:
Cash	$—	$10,159
Due from related party	57,497	285,434
Other current assets	125,000	—
Total Current Assets	182,497	295,593

Property and equipment, net	2,775,770	2,797,045
Deposit for license agreement, related party	100,000	100,000
Financing fees, net	12,493	92,750
Restricted cash for security deposit	650,000	650,000

TOTAL ASSETS	$3,720,760	$3,935,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures and accrued interest, net	$1,481,595	$1,409,519
Notes payable and accrued interest, net	1,064,883	477,535
Accounts payable and accrued expenses	3,697,060	1,888,603
Accrued loss on debt conversion	590,437	—
License fee payable	1,222,500	1,222,500
Convertible promissory note and accrued interest	575,000	515,000
Advances, related party	238,044	181,858
Accrued liabilities, related party	1,455,897	1,388,314
Total Current Liabilities	10,325,416	7,083,329

Derivative liabilities	2,913,730	987,020

TOTAL LIABILITIES	13,239,146	8,070,349

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,058 and 15,058 issued and outstanding at September 30, 2013 and December 31, 2012	151	150
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at September 30, 2013 and December 31, 2012	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at September 30, 2013 and December 31, 2012	565	565
Common stock, $0.01 par value, 500,000,000 shares authorized, 124,404,170 and 58,545,053 issued and outstanding at September 30, 2013 and December 31, 2012	124,404	58,544
Additional paid in capital	37,573,416	33,568,342
Accumulated deficit	(47,216,995)	(37,762,635)
TOTAL STOCKHOLDERS' DEFICIT	(9,518,386)	(4,134,961)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,720,760	$3,935,388

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)
NET REVENUES:
Revenues	$—	$2,073	$—	$20,942
Revenues - related party	—	184,000	—	334,000
TOTAL NET REVENUES	—	186,073	—	354,942

COST OF GOODS SOLD:
Cost of goods sold	—	137,394	—	314,641
TOTAL COST OF GOODS SOLD	—	137,394	—	314,641

GROSS PROFIT	—	48,679	—	40,301

OPERATING EXPENSES:
Research and development	14,587	76,221	516,390	199,670
Sales and marketing	1,096	2,305	5,924	275,822
General and administrative	907,111	948,020	2,170,230	2,051,147
Employee stock based compensation	342,135	667,265	1,044,630	2,525,724
Non-employee stock based compensation	—	78,593	300,000	8,105,947
TOTAL OPERATING EXPENSES	1,264,929	1,772,404	4,037,174	13,158,310

LOSS FROM OPERATIONS	(1,264,929)	(1,723,725)	(4,037,174)	(13,118,009)

OTHER INCOME (EXPENSE):
Loss on conversion of debt to equity	283,174	—	(2,562,284)	—
Interest expense	(54,903)	(38,903)	(148,548)	(174,041)
Amortization-Debt Discount Costs	(5,876)	—	(5,876)	—
Stock based financing costs	—	(1,037,000)	—	(1,037,000)
Financing costs	(2,302,602)	(55,650)	(2,470,352)	(74,200)
Change in fair value of derivative liabilities	(1,134,691)	1,112,314	(230,128)	14,193,008
TOTAL OTHER INCOME (EXPENSE)	(3,214,898)	(19,239)	(5,417,188)	12,907,767

LOSS BEFORE INCOME TAXES	(4,479,827)	(1,742,964)	(9,454,362)	(210,242)

Provision for income taxes	—	—	—	—

NET LOSS	$(4,479,827)	$(1,742,964)	$(9,454,362)	$(210,242)

LOSS PER SHARE:
Basic and diluted	$(0.0 4)	$(0.05)	$(0. 12)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	107,883,264	32,627,419	77,951,031	27,748,393

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	(Restated) Accumulated	(Restated)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2012	15,058	$151	7,250	$73	56,500	$565	58,545,053	$58,544	$33,568,342	$(37,762,634)	$(4,134,959)

Proceeds from sales of common stock at $0.15 per share	—	—	—	—	—	—	133,333	133	19,867	—	20,000

Stock-based compensation expense related to employee stock options	—	—	—	—	—	—	—	—	1,044,630	—	1,044,630

Stock issued for professional services at fair market value	—	—	—	—	—	—	2,000,000	2,000	298,000	—	300,000

Compensation expense related to the issuance of warrants	—	—	—	—	—	—	—	—	75,000	—	75,000

Stock issued for the payment of accounts payable	—	—	—	—	—	—	58,766,171	58,767	2,480,624	—	2,539,391

Stock issued in settlement of facility fee due to Ironridge	—	—	—	—	—	—	4,959,613	4,960	86,953	—	91,913

Net loss for the nine months ended September 30, 2013	—	—	—	—	—	—	—	—	—	(9,454,361)	(6,494,361)

Balances, September 30, 2013	15,058	$151	7,250	$73	56,500	$565	124,404,170	$124,404	$37,573,416	$(47,216,995)	$(9,518,386)

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended September 30,
	(Restated) 2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,454,361)	$(210,242)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Stock compensation issued for services in excess of proceeds	300,000	9,142,947
Employee stock compensation	1,044,630	2,525,724
Loss on conversion of accounts payable to common stock	2,562,284	—
Depreciation expense	300,433	135,907
Amortization of financing costs	86,133	74,200
Financing costs	1,613,495	—
Interest from original issue discount on convertible debentures	—	72,141
Change in fair value of derivative liabilities	230,127	(14,193,008)
Accrued interest on notes	148,548	—
Notes issued for services rendered	265,000	—
Changes in operating assets and liabilities:
Accounts receivable	—	(334,000)
Accounts payable and accrued expenses	2,122,335	1,250,664
Deferred income	—	720,000
Accrued liabilities, related party	341,250	258,715

NET CASH USED IN OPERATING ACTIVITIES	(440,126)	(556,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	227,937	(37,627)
Purchase of property and equipment	(279,156)	(2,460,438)

NET CASH USED IN INVESTING ACTIVITIES	(51,219)	(2,498,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	387,400
Proceeds from issuance of notes payable, net	425,000	200,167
Proceeds from (repayments to) related party advances	56,186	37,159
Proceeds from sale of Series D convertible preferred stock, net of fees	—	230,000
Proceeds from sale of common stock	—	2,044,250
Bank overdraft	—	45,847

NET CASH PROVIDED BY FINANCING ACTIVITIES	481,186	2,944,823

Net decrease in cash	(10,159)	(110,194)

Cash, beginning of year	10,159	110,194

Cash, end of year	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$15,000

NON-CASH ACTIVITIES:
Common stock issued for loss on conversion to accounts payable	$1,971,848	$—
Conversion of accounts payable and accrued expenses to common stock	$587,542	$500,000
Monies owed on Convertible Debenture	$125,000	$—
Shares issued in conjunction with the stock exchange agreement	$—	$1,037,000
Conversion of convertible debenture and accrued interest to common stock	$—	$103,648

The accompanying notes are an integral part of these consolidated financial statements.

Intellicell BioSciences Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Formation

Intellicell Biosciences Inc. (“IntelliCell”) , a New York corporation, was formed under the name Regen Biosciences, Inc. on August 13, 2010 as a pioneering regenerative medicine company to develop and commercialize regenerative medical technologies in large markets with unmet clinical needs. On February 17, 2011, Regen Biosciences, Inc. changed its name to IntelliCell BioSciences Inc. (“IntelliCell”). To date, IntelliCell has developed proprietary technologies that allow for the efficient and reproducible separation of stromal vascular fraction (branded “IntelliCell™”) containing adipose stem cells that can be performed in tissue processing centers and in doctors’ offices.

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

2.	Restatement of Previously Issued Financial Statements

Prior to the filing of our Form 10-Q for the quarter ended June 30, 2014, the Company identified errors in accounting for the application of fair value assessment for transactions involving derivative obligations, including derivative valuation at inception, conversion, assignment and period end. The Company also detected errors in the recording of debt discounts. The Company has assessed the impact of the accounting errors on its 3rd quarter 2013 financial statements, year-end December 31, 2013 financial statements and 1st quarter 2014 financial statements, and concluded that, although there was no impact on the Company’s cash position, the effect on its financial statements was material.

The impact on the Company’s balance sheets was to restate the balance sheet items of Notes Payables, Convertible Notes Payable Convertible Debentures Payable, additional paid in capital and accumulated deficit for the three periods of September 30, 2013, December 31, 2013 and March 31, 2014.

In addition, the items restated on the statements of income (loss) were financing costs, gain/(loss) on conversions of debt to equity, and change in fair value of derivative liabilities.

The tables below summarize the impact of the restatement from amounts previously reported on the Company’s Form 10-Q for the periods ended September 30, 2013 and March 31, 2014 and Form 10k for the period ended December 31, 2013.

	September 30, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$1,725,719	$1,481,595
Derivative Instruments (long term)	6,876	2,913,730
Accumulated deficit	$(44,554,265)	$(47,216,995)

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Statement of Operations	As Filed	As Restated	As Filed	As Restated

Changes in fair value of derivative instruments	$75,581	$(1,134,691)	$980,144	$(230,128)
Financing Costs	(856,019)	(2,302,602)	(1,023,769)	(2,470,352)
Net Loss	(1,817,096)	(4,479,827)	(6,791,631)	(9,454,362)
Net Loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

	December 31, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$840,900	$452,007
Notes Payable	341,100	727,545
Convertible Promissory Notes	3,505,883	2,755,486
Derivative Instruments (long term)	3,774,790	6,958,822
Additional paid-in-capital	38,961,322	41,256,261
Accumulated deficit	$(48,903,450)	$(53,630,673)

	Year ended December 31, 2013
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(2,787,770)	$(2,944,352)
Financing Costs	(305,112)	(4,606,010)
Income (Loss) on Conversion of Debt	(2,137,266)	(2,272,409)
Net Loss	(11,140,817)	(15,868,039)
Net Loss per share, basic and diluted	$(0.07)	$(0.10)

	March 31, 2014
Balance Sheet	As Filed	As Restated

Convertible Debentures	$5,311,892	$502,872
Convertible Promissory Notes	2,316,271	1,749,793
Derivative Instruments (long term)	14,055,788	15,128,073
Additional paid-in-capital	40,535,612	46,807,939
Accumulated deficit	$(61,908,223)	$(63,822,910)

	Three months ended March 31, 2014
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(10,280,997)	$8,476,056
Financing Costs	(715,614)	(17,119,990)
Income (Loss) on Conversion of Debt	—	399,762
Net Loss	(13,004,773)	(10,240,334)
Net Loss per share, basic and diluted	$(0.01)	$(0.01)

Intellicell BioSciences Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Going Concern

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $4 7,216,995 and a working capital deficit of $10, 142,919 as of September 30, 2013, respectively. The Company has not generated any revenues from its technology during the nine months ended September 30, 2013 and does not have any near term prospects to generate revenue.  In addition, the Company is in default on certain of its loans.  Losses are anticipated in the continued development of its business assuming the Company is able to raise the financing necessary to continue its research and development.  These factors raise, substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon a number of factors, including generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional liquidity on a timely basis, or at all, we probably will not be able to continue as a going concern.

4.	Summary of Significant Accounting Policies

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

Reclassifications

Certain prior period amounts were reclassified to conform with current period presentation.

5.	Property and Equipment

The Company’s property and equipment at September 30, 2013 and December 31, 2012 consists of the following:

	9 /30/2013	12/31/2012
Lab equipment	$206,089	$203,204
Leasehold Improvements	2,226,181	1,954,181
Furniture & Fixtures	463,769	459,498
Computer Equipment	416,816	416,816
	3,312,854	3,033,699
Less accumulated depreciation	537,084	236,654
Property and Equipment, net	$2,775,770	$2,797,045

Depreciation expense for the three and nine months ended September 30, 2013 and 2012 was $118,978 and $300,430, and $125,023 and $135,907 respectively and is included in general and administrative expenses on the Company’s statement of operations.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 are as follows:

	9/30/2013	12/31/2012
Accounts payable	$2,053,097	$1,376,792
Accrued expenses and liabilities	1,164,718	466,811
Accrued payroll	434,245	—
Other	45,000	45,000
Total	$3,697,060	$1,888,603

7.	License Fees Payable

During the years ended December 31, 2012 and 2011, the Company executed various license agreements and collected an aggregate of $0 and $1,222,500 , respectively, in license fees for six centers which had not yet commenced operations as of September 30, 2013. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled. The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the consolidated balance sheet.

Intellicell BioSciences Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Notes Payable

	9/30/2013	12/31/2012
Consorteum notes payable, including accrued interest of $52,208 and $41,768 as of September 30, 2013 and December 31, 2012, respectively	$288,808	$278,368
Frank Loan	199,167	199,167
JMJ Financial note payable, including accrued interest of $12,000 and $0 as of September 30, 2013 and December 31, 2012, respectively	123,111	—
Crowning Capital, LLC note payable	250,000	—
JJK, LLC notes payable, including accrued interest of $3,674 as of September 30, 2013	128,674	—
May Davis Partners note payable, including accrued interest of $123 as of September 30, 2013	75,123	—
	$1,064,883	$477,535

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

Frank Loan

On August 26, 2012, the Company entered into a secured promissory note (the “Note”) with Fredrick Frank (the “August 2012 Lender”) pursuant to which the August 2012 Lender loaned the Company $200,000 was due and payable on October 31, 2012 in accordance with the terms of the Note (the “Maturity Date”). The Note is secured by 500,000 shares of the Company’s Common Stock. On November 6, 2012, the Company and August 2012 Lender agreed to extend the Frank Note until November 30, 2012. Fredrick Frank is an advisor of the Company. The Note is currently in default and classified as a current liability, accordingly.

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

As of September 30, 2013, the Company's May Davis Partners note payable amounted to $75,000, plus accrued interest of $123, totaling $75,123.

9.	Related Party Transactions

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

Cumulative advances received for working capital purposes amounted to $238,044 and $181,858 as of September 30, 2013 and December 31, 2012, respectively. These advances have no formal repayment terms or arrangements.

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

On August 26, 2013, the Company and Regen Medical entered into a termination and general release agreement (the “Termination Agreement”), effective December 31, 2012 (the “Effective Date”), pursuant to which the Company and Regen Medical agreed, among other things, that as of the Effective Date, (i) the Company shall forgive the $514,000 owed to the Company by Regen Medical under the Regen Medical Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process (the “Clinical Data”), (ii) the parties will take all necessary steps to enter into an agreement for the grant of a license to Regen Medical for the Company’s proprietary process as well as a license of the Clinical Data, (iii) the Regen Medical Agreement is terminated in its entirety and shall be deemed null and void and of no further force or effect and ( iv ) neither Company nor Regen Medical shall have any further rights or obligations under the Regen Medical Agreement. Each party also provided a general release to the other party with respect to the Regen Medical Agreement and all transactions contemplated by the Regen Medical Agreement.

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

As of September 30, 2013 and December 31, 2012, the following advances were due to the Company from related parties:

	9/30/2013	12/31/2012
Regen Medical advances, net of accrued research fees due of $287,000 and $0 as of September 30, 2013 and December 31, 2012, respectively	$57,497	$285,434
	$57,497	$285,434

10.	Convertible Debentures

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

In August 2013, Redwood Capital assumed and was assigned $1,030,000 of the $1,385,000. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative.

Redwood Management, LLC Convertible Debenture

On August 1, 2013, the Company issued a convertible debenture with Redwood Management, LLC for $250,000.  The Company received $125,000 cash, of which $15,000 are being amortized as financing fees over the term of the convertible debenture, on August 7, 2013 as a partial payment for the convertible debenture.  The remaining $125,000 was recorded as another receivable on the balance sheet, and was paid in October 2013.The terms of the convertible debenture require repayment in one year and bears a12% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price that shall be the lesser of $0.05 per share or 48% of the average of the lowest traded price of the Common Stock as quoted by Bloomberg, L.P. on any three trading days during the twenty trading days immediately preceding the conversion date. The convertible debenture may be prepaid in whole or in part at the Company’s option without penalty. The convertible feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $250,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

As of September 30, 2013 and December 31, 2012, the Company's convertible debentures and accrued interest was as follows:

	Restated 9/30/2013	12/31/2012
Convertible Debentures, Net of unamortized debt discount of $244,124 and $0, respectively	$1,365,876	$1,360,000
Accrued interest	115,719	49,519
	$1,481,595	$1,409,519

11.	Convertible Notes Payable

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

Intellicell BioSciences Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2013 and December 31, 2012, the Company's convertible notes payable and accrued interest was as follows:

	9/30/2013	12/31/2012
Notes Payable	$515,000	$500,000
Accrued interest	60,000	15,000
	$575,000	$515,000

1 2.	Derivative Liabilities

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

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Restated)				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3	Total
Derivative Liabilities	—	—	2,913,730	2,913,730	—	—	987,020	987,020

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended September 30, 2013 and year ended December 31, 2012:

	Restated 30-Sep-13	31-Dec-12

Beginning balance	987,020	14,791,291
Fair value of financial instruments at issue date	—	19,036,312
Fair value of embedded conversion feature at issue date	1,696,583	—
Change in fair value of financial instrument included in the statement of operations	(392,684)	(28,946,762)
Change in fair value of embedded conversion feature included in the statement of operations	622,811	(3,893,821)
	2,913,730	987,020

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

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	9/30/2013 (Restated)		12/31/2012
	Embedded Detachable Warrants	Embedded Conversion Feature	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	3%	3%	3%	3%
Expected volatility (peer group)	105.09%	284.57%	105.09%	105.09%
Expected life (in years)	2.5	0.5	3.25	0.5
Expected dividend yield	—	—	—	—
Number outstanding	3,071,542	10,763,250	3,071,542	9,066,667
Fair value at issue date	$10,309,950	$6,177,924	$10,309,950	$4,481,341
Change in derivative liability for period ending September 30, 2013 and December 31, 2012, respectively	$(10,303,202)	$(3,270,942)	$(9,921,400)	$(3,893,821)
Fair value at	$6,748	$2,906,982	$388,550	$587,520

13.	Capital Stock

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

A summary of the Company’s stock awards for warrants as of September 30, 2013 and changes for the nine months ended September 30, 2013 is presented below:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2012	22,218,240	$1.01
Granted	1,266,666	0.17
Exercised	—	—
Expired/Cancelled	(1,550, 000)	0.63
Outstanding, September 30, 2013	21,834,906	1.00
Exercisable, September 30, 2013	21,834,906	1.00

On March 14, 2013, in conjunction with the $20,000 equity investment, an investor agreed to exchange their respective series A and B warrants to purchase an aggregate of 400,000 shares of common Stock each at an exercise price of seventy-five cents ($.075) per share for (i) a new series A warrant to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of fifteen cents ($0.15) per share and ( ii ) a new series B warrant to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of fifteen cents ($0.15) per share. The new securities issued to the February 2012 Investor were issued in accordance with Section 3(a)(9) under the Securities Act. The Company recognized the fair market value net of $75,000 as an expense.

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

Intellicell BioSciences Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	For the three months ended September 30, 2013 (Restated)	For the nine months ended September 30, 2013 (Restated)
Net Income (Loss)	$(4,479,827)	$(9,454,362)

Net income (loss) per share:
Net income (loss) per share – basic	$(0. 04)	$(0. 12)
Weighted average common shares outstanding – basic & diluted	107,883,264	77,951,031

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

Intellicell BioSciences Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Subsequent Events

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement of Forward Looking Information

This amended quarterly report on Form 10-Q /A and other reports (collectively, the “Filings”) filed by Intellicell Biosciences, Inc. (“Intellicell” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on September 16, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Merger with Intellicell Biosciences, Inc.

On April 27, 2011, we entered into an Agreement and Plan of Merger with Intellicell which was amended on June 3, 2011 (the “Merger Agreement”). Under the terms of the Merger Agreement, our wholly-owned subsidiary (“Merger Sub”) merged into Intellicell. The Merger Sub ceased to exist as a corporation and Intellicell continued as the surviving corporate entity. As a result of the merger, Intellicell shareholders acquired the majority of our outstanding common stock and all of our Series B preferred stock. The recapitalized Intellicell Biosciences, Inc. is hereafter referred to as “Intellicell” or the “Company.” As consideration for the Merger, the holders of the an aggregate of 7,975,768 shares of Intellicell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company’s common stock and Dr. Steven Victor, the principal shareholder of Intellicell, exchanged an aggregate of 10,575,482 shares of Intellicell’s common stock for an aggregate of 20,521 shares of the Company ’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the common stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal to the product of (a) the number of shares of common stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by Intellicell (the “Intellicell Notes”) and warrants issued by Intellicell (the “Intellicell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company common stock as the holder of Intellicell Notes and I ntellicell Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Intellicell Warrants in full immediately prior to the closing of the Merger. Thus, remaining are an aggregate of $1,360,000 of Intellicell Notes outstanding which are convertible into an aggregate of 1,533,258 shares of common stock of the Company and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company. In the current period, holders of Intellicell Notes in the principal amount of $25,000 have converted their Intellicell Notes into shares of our common stock. We have not repaid any of the principal or accrued but unpaid interest that has become due and payable under the remaining Intellicell Notes. The Company is currently working on making arrangements to honor its remaining obligations under the Intellicell Notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Intellicell Notes.

As a result of the Merger, Intellicell became our wholly-owned subsidiary, with Intellicell’s former shareholders acquiring a majority of the outstanding shares of our common stock, as well as all of the shares of our series B preferred stock.

Debt Conversions and Settlements

Prior to the consummation of the Merger, the Company entered into agreements with the holders of an aggregate of $1,619,606 of indebtedness to the Company, comprised of accrued compensation in the amount of $1,201,551, promissory notes in the principal amount of $263,707 plus accrued interest of $9,398 less unamortized debt discounts of $83,264 and accrued expenses totaling $228,414 (the “Series C Debt”), which included $,1,201,551 of accrued compensation, $128,047 of notes payable held or made by affiliates of the Company, pursuant to which such persons agreed to settle and compromise such Series C Debt in exchange for the issuance of an aggregate of 12,123 shares of series C preferred stock. Each share of series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. Certain holders of the Company’s series C preferred stock have contractually agreed to restrict their ability to convert the series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

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

Operating expenses

Research and development expenses were $14, 587 and $516,39 0 for the three and nine months ended September 30, 2013, respectively, compared to $76,221 and $199,670 for the three and nine months ended September 30, 2012, respectively. The principal component of research and development costs consist of services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Regen Medical, Dr. Victor's medical practice, which is part of the ongoing research of our technology and processes. These fees totaled $0 and $287,000 for the three and nine months ended September 30, 2013, and $0 for the three and nine months ended September 30, 2012.

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

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three and nine months ended September 30, 2013, the Company recorded charges to income in the amounts of $ 1,134,691 and $ 230,128 , and $1,112,314 and $14,193,008, respectively, relating to the change in value of all its derivative liabilities. During the three and nine months ended September 30, 2012, the Company recorded income in the amounts of $1,112,314 and $14,193,008, respectively, relating to the change in value of all its derivative liabilities.

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

In August 2013, Redwood Capital assumed and was assigned $1,030,000 of the $1,385,000. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The fair value of the derivative conversion features was determined to be $ 2,424,939and $0 at September 30, 2013 and December 31, 2012, respectively.

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

Redwood Management, LLC Convertible Debenture

On August 1, 2013, the Company issued a convertible debenture with Redwood Management, LLC for $250,000.  The Company received $125,000 cash, of which $15,000 are being amortized as financing fees over the term of the convertible debenture, on August 7, 2013 as a partial payment for the convertible debenture.  The remaining $125,000 was recorded as another receivable on the balance sheet, and was paid in October 2013.The terms of the convertible debenture require repayment in one year and bears a12% simple annual interest rate.  The convertible debenture is convertible into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price that shall be the lesser of $0.05 per share or 48% of the average of the lowest traded price of the Common Stock as quoted by Bloomberg, L.P. on any three trading days during the twenty trading days immediately preceding the conversion date. The convertible debenture may be prepaid in whole or in part at the Company’s option without penalty. The convertible feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $250,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

The value of the derivative liability associated with the conversion feature of the note was at September 30, 2013 and December 31, 2012 was $481,935 and $0, respectively.

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

Net loss before income tax and net loss

Net loss before income tax for the three and nine months ended September 30, 2013 was $ 479,827 and $ 89,454,362 , respectively, which includes charges for the non-cash change in fair value of derivative liabilities of $ 1,134,691 and $ 230,128 , respectively, non-cash expense of $1,613,495 and $1,613,495 for finance costs related to financing of convertible debt instruments non-cash expense for Employee Stock Compensation of $342,135 and $1,044,630, respectively and non-employee stock based compensation of $0 and $300,000, respectively, as discussed above. Net loss before income tax for the three and nine months ended September 30, 2012 was $1,742,964 and $210,242, respectively, which includes a reduction in charges for the non-cash change in fair value of derivative liabilities of $1,112,314 and $14,193,008, respectively, and non-employee stock compensation of $78,593 and $8,105,947, respectively, and non-cash expense for Employee Stock Compensation of $667,265 and $2,525,724, respectively. As we continue to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2013 of $10, 142,919 compared to a working capital deficit at December 31, 2012 of $6,787,736.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $ 47,216,995 and a working capital deficit of $10, 142,919 as of September 30, 2013, respectively. The Company has not generated any revenues from its technology during the nine months ended September 30, 2013 and does not have any near term prospects to generate revenue. In addition, the Company is in default on certain of its loans. Losses are anticipated in the continued development of its business assuming the Company is able to raise the financing necessary to continue its research and development. These factors raise, substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon a number of factors, including generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with a private placements of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional liquidity on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Net cash used in operating activities

Net cash used in operating activities was $440,126 and $556,952 for the nine months ended September 30, 2013 and 2012, respectively. Cash was used primarily to fund our operating losses net of non-cash expenditures such as stock compensation for services, loss on the conversion of accounts payable to common stock, financing costs for convertible debt securities and changes in the fair value of our derivative liabilities which was offset by an increase in our accounts payable of $2,122,335 and $1,250,664, an increase in deferred income related to our license agreements of $0 and $720,000 and an increase in accrued liabilities, related party of $341,250 and $258,715, primarily related to working capital advances and accrued salary payable for the nine months ended September 30, 2013 and 2012, respectively.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

New Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

On or about August 29, 2014, the Board of Directors of the Company, upon the recommendation of the Company’s management and after discussions with the Company’s current and former independent registered public accounting firms, concluded that the quarterly financial statements filed on Form 10-Q for the period ended September 30, 2013 and March 31, 2014 and the annual financial statements filed on Form 10-K for the year ended December 31, 2013 as previously issued should no longer be relied upon and will be restated.

This amended quarterly report on Form 10-Q/A reflects certain corrections made in connection with the Company’s accounting for the application of fair value assessment for transactions involving derivative obligations related to the issuance of convertible debt instruments. The transactions include (1) derivative valuation at inception of the debt instrument, (2) upon conversion of the instrument to common stock, (3) upon assignment of the debt instrument and (4) upon valuation of the derivative at September 30, 2013. The Company also detected errors in the recording of debt discounts, upon issuance of debt instruments. These incorrectly recorded debt discounts also affected amortization expense for the quarter ended September 30, 2013.

This restatement has impacted the Company’s CEO and CFO’s original conclusions regarding the effectiveness of disclosure controls and procedures and internal controls over financial reporting by further demonstrating the need for the Company to segregate duties and develop a stronger internal control environment. The Company is planning to further segregate duties related to internal controls over financial reporting as it increases its number of employees. The Company plans to hire additional employees in 2015 to change its disclosure controls and procedures and prevent future misstatements of a similar nature.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2013 included in this amended quarterly report on Form 10-Q /A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 201 3 , filed with the SEC on May 12, 2014 .

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

———————

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: October 8 , 2014	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

