Form 10-K/A
period 2013-12-31
Intellicell Biosciences, Inc.
filed 2014-10-09
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K /A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

(646) 576-8700

(Registrant's telephone number, including area code )

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

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

Documents incorporated by reference: None .

EXPLANATORY NOTE

This amended annual report on Form 10-K/A amends and restates in its entirety the annual report on Form 10-K that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2014 and reflects certain corrections made in connection with the Company’s accounting for the application of fair value assessment for transactions involving derivative obligations related to the issuance of convertible debt instruments. The transactions include (1) derivative valuation at inception of the debt instrument, (2) upon conversion of the instrument to common stock, (3) upon assignment of the debt instrument and (4) upon valuation of the derivative at December 31, 2013. The Company also detected errors in the recording of debt discounts, upon issuance of debt instruments. These incorrectly recorded debt discounts also affected amortization expense for the fiscal year ended December 31, 2013.

Below is a summary of changes to accounts for the December 31, 2013 reporting period:

	December 31, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$840,900	$452,607
Notes Payable	341,100	727,545
Convertible Promissory Notes	3,505,883	2,755,986
Derivative Instruments (long term)	3,774,790	6,958,822
Additional paid-in-capital	38,961,322	41,256,261
Accumulated deficit	$(48,903,450)	$(53,630,673)

	Year ended December 31, 2013
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(2,787,770)	$(2,944,352)
Financing Costs	(305,112)	(4,606,010)
Income (Loss) on Conversion of Debt	(2,137,266)	(2,272,409)
Net Loss	(11,140,817)	(15,868,039)
Net Loss per share, basic and diluted	$(0.07)	$(0.10)

This amended annual report on Form 10-K/A has revised Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 9A “Controls and Procedures.” In connection with the filing of this amended annual report on Form 10-K/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, the Company is including with this amended annual report on Form 10-K/A certain currently dated certifications. This amended annual report on Form 10-K/A speaks as of the original filing date of the Form 10-K, except as noted.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this amended annual report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this amended annual report, except as may be required under applicable securities laws.

PART I

We urge you to read this entire amended annual report on Form 10-K /A , including the “Risk Factors” section and the financial statements and related notes included herein. As used in this amended annual report , nless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Intellicell” and “Registrant” refer to Intellicell Biosciences, Inc., including subsidiaries and predecessors, except where it is clear that the term refers to Intellicell Biosciences, Inc. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.0001 per share.

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

The extraction process for the SVF cell therapies can be summarized as follows:

1.	Harvest :

Using a simple procedure, a cannulae attached to a syringe is inserted into the abdomen or other location for fat extraction and 60 cc of adipose tissue is harvested from the patient. This is sufficient for most treatments and cell storage of excess SVFC.

2.	Separate :

The harvested tissue is then broken down using an ultrasound mechanical separation process, leaving substantially all of the cells viable but allowing them to be separated from the non-cellular material.

The mix of SVF cells and unwanted materials are spun down in a centrifuge to isolate the desired cells that form a “pellet” like substance that can be drawn out of the now separated materials.

The cells are tested with a flow cytometer to determine cell count and cell viability.

3.	Return :

The cells are then administered back to the same patient by their physician under the practice of medicine through one or more of the following modes of administration:

Intravenous: The SVF's may be administered through a standard intravenous drip.

Intra-articular injection: The SVF's may be injected into and around an arthritic or injured joint such as the knee or shoulder.

Intra-oral injection: The SVF's may be injected into the oral cavity in the particular region around teeth where gum recession has been observed.

4.	Cell Banking :

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

Number	Country	Filing Date	Issue Date	Expiration Date	Title
Patent Applications

US 13/323,030	U.S.		January 17, 2013	N/A	Ultrasonic Cavitation Derived Stromal Or Mesenchymal Vascular Extracts And Cells Derived Therefrom Obtained From Adipose Tissue And Use Thereof

PCT/US2011/064464	PCT		Pending	N/A	Ultrasonic Cavitation Derived Stromal Or Mesenchymal Vascular Extracts And Cells Derived Therefrom Obtained From Adipose Tissue And Use Thereof

INTELLICELL BIOSCIENCES INC. PATENT PORTFOLIO CHART
(MAY 27, 2013)
H&W Ref.	Country	Patent Application No. Patent No.	Filing Date Issue Date	Status	Action
ULTRASONIC CAVITATION DERIVED STROMAL OR MESENCHYMAL VASCULAR EXTRACTS AND CELLS DERIVED THEREFROM OBTAINED FROM ADIPOSE TISSUE AND USE THEREOF
2	US	8,440,440	14-May-13
5	US-CON	13/745,367	1-Jan-13	Preexam	Continuation
3	PCT	PCT/US11/64464	12-Dec-11	Published	National Stage Filing Due 6/27/2013
ISOLATION OF STROMAL VASCULAR FRACTION FROM NON-LIVING ADIPOSE TISSUE USING ULTRASONIC CAVITATION
10	PRO	61/674,116	20-Jul-2012	Pending	Pending US/FF 7/20/2013
000010A	PRO	61/721,917	02-Nov-2012	Pending	Pending Updated Matter 10
METHOD OF HARVESTING SVF FROM VARIOUS TISSUES USING INDIRECT ULTRASONIC CAVITATION
20	PRO	61/773,482	6-Mar-13	Pending	Pending US/FF 3/6/2014
000020A	PRO	61/793,934	15-Mar-13	Pending	Pending Updated Matter 20
ISOLATION OF SVF FROM ADIPOSE TISSUE OBTAINED USING HOMOGENIZATION WITH BEADS
30	PRO	61/693,982	28-Aug-12	Pending	Pending US/FF 8/28/2013
ALLOGENEIC STORMAL VASCULAR FRACTION TRANSPLANTATION BY BLOOD TYPE MATCHING
4	PRO	61/784,173	14-Mar-13	Pending	Pending US/FF 3/14/2014

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

Our common stock is traded on the OTCQB under the symbol SVFC. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	the Food and Drug Administration (FDA) has re-inspected our facility in early June and issued a 483 Report and the Company has responded in a timely manner. They may determine that we do not currently meet the guidelines to operate a cell therapy business or that our cell therapy treatments should be treated as a drug;

●	the failure of any of our clinical studies;

●	market conditions or trends related to the biotechnology, cell therapy, stem cell, pharmaceutical, medical device, diagnostics and medical services industries, or the market in general;

●	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

●	disputes or other developments concerning our proprietary rights;

●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;

●	additions or departures of key personnel;

●	loss of any strategic relationship;

●	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

●	public concern as to, and legislative action with respect to, testing or other research areas of cell therapy, stem cells, biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs or the safety of drugs or drug-like products;

●	regulatory developments in the United States or foreign countries; and

●	economic, political and other external factors.

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

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 15.8% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the years ended December 31, 2013 and 2012, the Company recorded an expense in the amount of $2 ,944,351 and income in the amount of $13,804,271, respectively, relating to the change in value of all its derivative liabilities.

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

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a reduction to income of $583,837 and a reduction to income of $3,893,821 for year ended December 31, 2013 and 2012, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $1,051 and $587,520 at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, these warrants were not exchanged and retained their anti-dilutive properties.  The value of the derivative liability associated with the conversion feature of these warrants were $482 and $10,950 for the years ended December 31, 2013 and 2012, respectively.

Loss before income tax and Net Loss

Loss before income tax for the years ended December 31, 2013 and 2012 was $ 15,868,039 and $4,151,891, respectively, which includes a charge for the non-cash change in fair value of derivative liabilities and other expense of $2, 944,351 for the year ended December 31, 2013 and a reduction of charges for the non-cash change in fair value of derivative liabilities of $13,804,271 for the year end December 31, 2012. Furthermore, loss before income tax for the year ended December 31, 2013 and 2012 included non-cash charges of $4,300,899 and $0 for financing costs for convertible debt issuances, non-cash expense for Employee Stock Compensation of $1,386,765 and $2,333,922, non-cash expense for Non-Employee Stock Based Compensation of $0 and $8,298,732, and stock based financing costs of $305,112 and $3,041,660, respectively, as discussed above.  As we are just beginning to implement our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2013 of $ 8,527,193 , compared to a working capital deficit at December 31, 2012 of $6,687,734.

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

Net cash from operating activities

Net cash used in operating activities was $1,159,641 and $1,064,556 for the year ended December 31, 2013 and 2012, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services and changes in the fair value of our derivative liabilities. For the year ended December 31, 2013, operating activities were impacted by increases in our accounts payable of $1,608,004, and $1,775,489 in increases in loss on conversion of accounts payable to common stock.

Net cash from investing activities

Net cash provided by (used in) investing activities was $219,158 and $(2,747,072) for the years ended December 31, 2013 and 2012, respectively, which includes a write-off of $12,240 in office furniture in the year ended December 31, 2013 and $929,457 for the purchase of office furniture and equipment and lab equipment for the year ended December 31, 2012.  Additionally, there was a write-off of $275,000 and additional costs of $1,532,181 for Construction-in-progress costs for the lease build-out in our new corporate and operations facility, respectively, in the years ended December 31, 2013 and 2012.  Furthermore, $93,175 and $285,434 of net advances were due from Regen Medical, and the Company had an increase in restricted cash for the security deposit on their lease of $124,547 and $0, respectively during the years ended December 31, 2013 and 2012.

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

Intellicell Convertible Promissory Notes

In accordance with the provisions of the Intellicell Notes, we notified the holders of their right to have the Intellicell Notes repaid upon completion of our recent equity financing (pursuant to which we received aggregate gross proceeds of $2,627,549, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant), or to convert their Intellicell Notes into shares of our common stock.  As of the date of this Annual Report on Form 10-K, holders of Intellicell Notes in the principal amount of $469,215 have converted their Intellicell Notes into shares of our common stock. On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes.   Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand.  Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, as of the date of December 31, 2013 the IntelliCell Notes in the aggregate principal amount of $330,000 are immediately due and payable.   All note holders of these Convertible notes were paid in full in the as of February 5, 2014 . The note holders were paid by assignment and assumption agreements executed by the company under revised convertible debt issuances.

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

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations	$	$4,733,319	$	$	$

Current Operating Lease Obligations

Total obligations	$	$4,733,319	$	$	$

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2013 and December 31, 2012, begins on page F-1 of this amended annual report on Form 10-K /A .

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

This amended annual report on Form 10-K/A reflects certain corrections made in connection with the Company’s accounting for the application of fair value assessment for transactions involving derivative obligations related to the issuance of convertible debt instruments. The transactions include (1) derivative valuation at inception of the debt instrument, (2) upon conversion of the instrument to common stock, (3) upon assignment of the debt instrument and (4) upon valuation of the derivative at December 31, 2013. The Company also detected errors in the recording of debt discounts, upon issuance of debt instruments. These incorrectly recorded debt discounts also affected amortization expense for the fiscal year ended December 31, 2013.

This restatement has impacted the Company’s CEO and accounting professionals original conclusions regarding the effectiveness of disclosure controls and procedures and internal controls over financial reporting by further demonstrating the need for the Company to segregate duties and develop a stronger internal control environment. The Company is planning to further segregate duties related to internal controls over financial reporting as it increases its number of employees. The Company plans to hire additional employees in 2015 to change its disclosure controls and procedures and prevent future misstatements of a similar nature.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended December 31, 2013 included in this amended annual report on Form 10-K /A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the fiscal year ended December 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

This amended annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this amended annual report.

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

INTELLICELL BIOSCIENCES, INC.

Date: October 9 , 2014	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven A. Victor	Chief Executive Officer, and Director (Principal	October 9 , 2014
Steven A. Victor	Executive Officer, Principal Financial and Accounting Officer)

/s/ Leonard Mazur	Director	October 9 , 2014
Leonard Mazur

/s/ Michael Hershman	Director	October 9 , 2014
Michael Hershman

/s/ Myron Holubiak	Director	October 9 , 2014
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

As discussed in Note 2 to the accompanying consolidated financial statements of IntelliCell BioSciences, Inc. and Subsidiary has been restated as of December 31, 2013 and for the year then ended to reflect to correction of an error during the third and fourth quarters of 2013 in the Company’s accounting for the fair value assessment of transactions involving derivative obligations related to the issuance of convertible debt instruments.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

May 9, 2014, except for note 2 dated October 7, 2014

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	(Restated)
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$-	$10,159
Other current assets	9,000	-
Total Current Assets	9,000	10,159

Property and equipment, net	2,670,499	2,797,045
Financing fees, net	8,712	92,750
Restricted cash for security deposit	525,453	650,000
TOTAL ASSETS	$3,213,664	$3,549,954

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures	$452,607	$1,360,000
Notes payable	727,545	236,600
Accounts payable and accrued expenses	2,609, 254	2,162,268
Accrued interest	388,302	106,287
License fee payable	922,500	1,222,500
Deferred rent liability	372,378	-
Convertible promissory notes	2,755,986	699,167
Accrued liabilities, related party, net	307,621	911,071
Total Current Liabilities	8,536,193	6,697,893

Derivative liabilities	6,958,822	987,020

TOTAL LIABILITIES	15,495,015	7,684,913

Commitments and contingencies
STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,057 and 15,057 issued and outstanding at December 31, 2013 and 2012, respectively	151	151
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at December 31, 2013 and 2012, respectively	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at December 31, 2013 and 2012, respectively	565	565
Common stock, $0.0001 par value, 1,500,000,000 and 500,000,000 shares authorized, 922,722,023 and 58,545,053 issued and outstanding at December 31, 2013 and 2012, respectively	92,272	5,854
Additional paid in capital	41,256,261	33,621,031
Accumulated deficit	(53,630,673)	(37,762,633)
TOTAL STOCKHOLDERS' DEFICIT	(12,281,351)	(4,134,959)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,213,664	$3,549,954

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	(Restated)
	2013	2012

NET REVENUES:
Revenues	$-	$20,942
Revenues - related party	-	514,000
TOTAL NET REVENUES	-	534,942

COST OF GOODS SOLD:
Cost of goods sold	-	434,852
TOTAL COST OF GOODS SOLD	-	434,852

GROSS PROFIT	-	100,090

OPERATING EXPENSES:
Research and development	441,913	291,889
Sales and marketing	39,614	263,927
General and administrative	3,652,443	3,613,210
Employee stock based compensation	1,386,765	2,333,922
Non-employee stock based compensation	-	8,298,732
TOTAL OPERATING EXPENSES	5,520,735	14,801,680

LOSS FROM OPERATIONS	(5,520,735)	(14,701,590)

OTHER INCOME (EXPENSE):
Loss on conversion of debt to equity	(2 ,272,409)	-
Interest expense	(389,934)	(212,912)
Financing costs	(4,606,010)	(3,041,660)
Amortization of debt discount	(134,600)	-
Change in fair value of derivative liabilities	(2, 944,351)	13,804,271
TOTAL OTHER INCOME (EXPENSE)	(10,347,304)	10,549,699

LOSS BEFORE PROVISION FOR INCOME TAXES	(15,868,039)	(4,151,891)

Provision for income taxes	-	-

NET LOSS	$ (15,868,039)	$(4,151,891)

LOSS PER SHARE:
Basic and diluted	$(0. 10)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	153,636,036	32,338,788

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

									(2013- Restated)	(2013- Restated)	(2013- Restated)
	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2011	18,280	$183	10,823	$109	42,000	$420	21,034,938	$2,103	$15,868,148	$(33,610,742)	$(17,739,779)

Proceeds from sales of common stock at $1.00 per share, net of fees							2,100,000	210	2,044,040		2,044,250
Conversion of note payable and accrued interest to common stock							687,500	69	902,479		902,548
Stock issued for the conversion of convertible debentures and accrued interest							118,794	12	103,636		103,648
Conversion of Series B Preferred to common stock	(3,223)	(32)					3,222,362	322	(290)		-
Conversion of Series C Preferred to common stock			(3,573)	(36)			3,572,500	357	(321)		-
Issuance of Series D Preferred shares, net of fees					14,500	145		-	229,855		230,000
Issuance of shares in private placement with a unit investment of $.15 per share							4,999,996	500	721,300		721,800
Issuance of additional shares for anti-dilution							16,128,295	1,613	2,740,197		2,741,810
Stock issued to employees							750,000	75	120,175		120,250
Stock-based compensation related to employee stock options									2,213,672		2,213,672
Stock-based compensation related to non-employee stock options									34,930		34,930
Compensation expense related to the issuance of warrants									2,720,764		2,720,764
Stock issued for professional services at fair market value							5,930,668	593	5,922,446		5,923,039
Net loss for the year ended December 31, 2012										(4,151,891)	(4,151,891)
Balances, December 31, 2012	15,057	151	7,250	73	56,500	565	58,545,053	5,854	33,621,031	(37,762,633)	(4,134,959)

Stock-based compensation expense related to employee stock options	-	-	-	-	-	-	-	-	1,386,764	-	1,386,764
Stock issued for professional services at fair market value	-	-	-	-	-	-	5,000,000	500	89,500	-	90,000
Stock issued for the payment of accounts payable	-	-	-	-	-	-	101,775,988	10,178	2,629,029	-	2,639,207
Stock issued for the payment of financing fees	-	-	-	-	-	-	19,000,000	1,900	24,700	-	26,600
Stock issued for the payment of related party payables	-	-	-	-	-	-	207,691,000	20,769	269,998	-	290,767
Stock issued in settlement of facility fee due to Ironridge	-	-	-	-	-	-	4,959,613	496	91,416	-	91,912
Conversion of convertible debenture principal into common stock	-	-	-	-	-	-	128,694,835	12,869	176,231	-	189,100
Conversion of convertible promissory note principal into common stock	-	-	-	-	-	-	397,486,725	39,749	607,610	-	647,359
Write off of common stock recorded but never issued	-	-	-	-	-	-	(431,191)	(43)	43	-	-
Gain on Conversion of convertible debenture principal into common stock									2,294,939		2,294,939
Overpayment of preferred stock charged off to additional paid in capital	-	-	-	-	-	-	-	-	65,000	-	65,000
Net loss for the year ended December 31, 2013	-	-	-	-	-	-				(15,868,039)	(15,868,039)
Balances, December 31, 2013	15,057	$151	7,250	$73	56,500	$565	922,722,023	$92,272	$41,256,261	$ (53,630,672)	$ (12,281,350)

The accompanying notes are an integral part of these consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	(Restated)
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (15,868,039)	$(4,151,891)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Common stock issued for consulting services	90,000	-
Non-employee stock compensation issued for services in excess of proceeds	-	8,468,732
Employee stock compensation	1,386,764	2,333,922
Loss on uncollectable accounts receivable	-	514,000
Loss on conversion of accounts payable to common stock	2,137,266	-
Loss on conversion of debt to common stock	135,142	-
Depreciation expense	405,702	221,428
Amortization of financing costs	84,038	129,850
Amortization of Debt Discount Costs	134,600	-
Convertible Debt Financing Costs	4,300,899	-
Stock based financing costs	118,512	2,741,810
Interest from original issue discount on convertible debentures	-	121,660
Change in fair value of derivative liabilities	2,944,351	(13,804,271)
Promissory notes issued for services rendered	99,000	-
Convertible promissory notes issued for services rendered	265,000	-
Liquidated damages added to principal of converible promissory note	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(514,000)
Accounts payable and accrued expenses	1,608,004	1,775,489
Accrued interest	389,934	-
Deferred income	-	720,000
Deferred rent	372,378	-
Accrued liabilities, related party	211,808	378,715

NET CASH USED IN OPERATING ACTIVITIES	(1,159,641)	(1,064,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	373,767	(285,434)
Purchase of property and equipment	(279,156)	(2,461,638)
Restricted cash for security deposit	124,547	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	219,158	(2,747,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	100,000	-
Proceeds from issuance of notes payable, net	-	601,567
Proceeds from issuance of convertible promissory note	416,000	-
Proceeds from related party advances	414,324	113,976
Proceeds from sale of Series D convertible preferred stock, net of fees	-	230,000
Proceeds from sale of common stock	-	2,766,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	930,324	3,711,593

Net decrease in cash	(10,159)	(100,035)

Cash, beginning of year	10,159	110,194

Cash, end of year	$-	$10,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$20,000
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Common stock issued for loss on conversion to accounts payable	$2,137,266	$-
Conversion of accounts payable and accrued expenses to common stock	$501,940	$-
Monies owed on Convertible Promissory Note	$9,000	$-
Promissory notes issued in lieu of accounts payable	$5,500	$-
Conversion of principal of convertible debentures to common stock	$189,100	$103,648
Conversion of principal of convertible promissory notes to common stock	$647,359	$-
Issuance of convertible promissory notes in lieu of accrued salaries, related parties and advances, related parties	$1,389,711	$-
Issuance of common stock for related party liabilities and advances to related parties	$290,767	$-
Issuance of convertible promissory notes in lieu of advances to related parties	$125,000	$-
Issuance of promissory notes in lieu of accounts payable	$386,445	$-
Assignment of debt from convertible debentures to convertible promissory notes	$730,000	$-
Interest converted into principal convertible promissory notes	$107,919	$-
Conversion of license fees payable to convertible debentures	$300,000	$-
Overpayment of preferred stock charged off to additional paid in capital	$65,000	$-
Write off of common stock recorded yet never issued	$43	$-
Shares issued in conjunction with the stock exchange agreement	$-	$1,037,000
Conversion of note payable and accrued interest to common stock and warrants	$-	$902,548
Conversion of note payable and accrued interest to common stock	$-	$103,648

The accompanying notes are an integral part of these consolidated financial statements

IntelliCell BioSciences Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Formation

IntelliCell Biosciences Inc., (“Intellicell”) a New York corporation, was formed under the name Regen Biosciences, Inc. on August 13, 2010 as a pioneering regenerative medicine company to develop and commercialize regenerative medical technologies in large markets with unmet clinical needs.  On February 17, 2011, Regen Biosciences, Inc. changed its name to IntelliCell BioSciences Inc. (“IntelliCell”).  To date, IntelliCell has developed proprietary technologies that allow for the efficient and reproducible separation of stromal vascular fraction (branded “IntelliCell™”) containing adipose stem cells that can be performed in tissue processing centers and in doctors’ offices.

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

2.	Restatement of Previously Issued Financial Statements

Subsequent to the filing of our Form 10-K for the year ended December 31, 2013, the Company identified errors in accounting for the application of fair value assessment for transactions involving derivative obligations, including derivative valuation at inception, conversion, assignment and period end. The Company also detected errors in the recording of debt discounts. The Company has assessed the impact of the accounting errors on its 3rd quarter 2013 financial statements, year-end December 31, 2013 financial statements and 1st quarter 2014 financial statements, and concluded that, although there was no impact on the Company’s cash position, the effect on its financial statements was material.

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

	September 30, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$1,725,719	$1,481,595
Derivative Instruments (long term)	6,876	2,913,730
Accumulated deficit	$(44,554,265)	$(47,216,995)

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Statement of Operations	As Filed	As Restated	As Filed	As Restated
Changes in fair value of derivative instruments	$75,581	$(1,134,691)	$980,144	$(230,128)
Financing Costs	(856,019)	(2,302,602)	(1,023,769)	(2,470,352)
Net Loss	(1,817,096)	(4,479,827)	(6,791,631)	(9,454,362)
Net Loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

	December 31, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$840,900	$452,607
Notes Payable	341,100	727,545
Convertible Promissory Notes	3,505,883	2,755,986
Derivative Instruments (long term)	3,774,790	6,958,822
Additional paid-in-capital	38,961,322	41,256,261
Accumulated deficit	$(48,903,450)	$(53,630,673)

	Year ended December 31, 2013
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(2,787,770)	$(2,944,352)
Financing Costs	(305,112)	(4,606,010)
Income (Loss) on Conversion of Debt	(2,137,266)	(2,272,409)
Net Loss	(11,140,817)	(15,868,039)
Net Loss per share, basic and diluted	$(0.07)	$(0.10)

	March 31, 2014
Balance Sheet	As Filed	As Restated

Convertible Debentures	$5,311,892	$502,872
Convertible Promissory Notes	2,316,271	1,749,793
Derivative Instruments (long term)	14,055,788	15,128,073
Additional paid-in-capital	40,535,612	46,807,939
Accumulated deficit	$(61,908,223)	$(63,822,910)

	Three months ended March 31, 2014
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(10,280,997)	$8,476,056
Financing Costs	(715,614)	(17,119,990)
Income (Loss) on Conversion of Debt	-	399,762
Net Loss	(13,004,773)	(10,240,334)
Net Loss per share, basic and diluted	$(0.01)	$(0.01)

3.	Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $ 53,630,673 and a working capital deficit of $ 8,527,193 as of December 31, 2013, respectively. Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

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

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

5.	Property and Equipment

The Company’s property and equipment at December 31, 2013 and 2012 consists of the following:

	2013	2012
Lab equipment	$206,089	$203,204
Leasehold Improvements	2,226,181	1,954,181
Furniture & Fixtures	463,769	459,498
Computer Equipment	416,816	416,816
	3,312,855	3,033,699
Less accumulated depreciation	642,356	236,654
Property and Equipment, net	$2,670,499	$2,797,045

Depreciation expense for the year ended December 31, 2013 and 2012 was $405,702 and $221,428, respectively and is included in general and administrative expenses on the Company’s statement of operations.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Accounts payable	$2,020,971	$1,376,790
Accrued expenses and liabilities	154,040	466,811
Accrued payroll	434,243	273,667
Other	—	45,000
Total	$2,609,254	$2,162,268

7.	License Fees Payable

During the years ended December 31, 2013 and 2012, the Company executed various license agreements and collected an aggregate of $ 0 and $ 1,222,500 , respectively , in license fees for six centers which had not yet commenced operations as of December 31, 2013. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled. The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the consolidated balance sheet.

In 2013, the Company converted three different license fees outstanding into convertible debentures totaling $300,000, bringing the total balance as of December 31, 2013 to $922,500.

8.	Notes Payable

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

Frank Note

On August 26, 2012, the Company entered into a secured promissory note (the “Frank Note”) with Fredrick Frank (the “August 2012 Lender”) pursuant to which the August 2012 Lender loaned the Company $200,000 that was due and payable on October 31, 2012 in accordance with the terms of the Frank Note (the “Maturity Date”). The Frank Note is secured by 500,000 shares of the Company’s common stock. On November 6, 2012, the Company and the August 2012 Lender agreed to extend the Frank Note until November 30, 2012. Fredrick Frank is an advisor of the Company.

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

In August 2013 the Company was advised that the JJK Notes and accrued interest of $28,442 were assigned to Redwood as part of Redwood Deal #4.

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

Sichenzia Ross Notes Payable

On September 16, 2013, the Company issued a promissory note in the amount of $386,445 to Sichenzia Ross Friedman Ference, LP, for outstanding legal fees due (the “Sichenzia Note”). The terms of the Sichenzia Note require repayment by December 31, 2013, and annual simple interest of 10%.

As of December 31, 2013 the principal balance of the Sichenzia Note amounted to $386,445 and accrued interest of $11,271.

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

As of December 31, 2013, the principal balance of the Highland Notes were $10,500.

As of December 31, 2013 and 2012, the principal balance of the Company's notes payable were as follows:

	(Restated) 2013	2012
Consorteum notes payable	$236,600	$236,600
May Davis Notes	75,000	-
Sichenzia Ross Friedman Ference Note	386,445	-
MD Global Notes	19,000	-
Highland Notes	10,500	-
Total	$727,545	$236,600

9.	Related Party Transactions

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

Officer Advance

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances have no formal repayment terms or arrangements.

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

In consideration for the services to be provided under the Agreement, Regen Medical is to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011;  provided  , however  , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company recognized revenue of $0 and $514,000 for the years ended December 31, 2013 and 2012, respectively, under the agreements.

On August 26, 2013, the Company and Regen Medical entered into a termination and general release agreement (the “Termination Agreement”), effective December 31, 2012 (the “Effective Date”), pursuant to which the Company and Regen Medical agreed, among other things, that as of the Effective Date, (i)  the Company shall forgive the $514,000 owed to the Company by Regen Medical under the Regen Medical Agreement in exchange for the exclusive right to certain open label data and other data which the Company would like to have the rights to use as empirical data or evidence of the efficacy of the Company’s proprietary process (the “Clinical Data”), (ii) the parties will take all necessary steps to enter into an agreement for the grant of a license to Regen Medical for the Company’s proprietary process as well as a license of the Clinical Data, (iii) the Regen Medical Agreement is terminated in its entirety and shall be deemed null and void and of no further force or effect and (iv) neither Company nor Regen Medical shall have any further rights or obligations under the Regen Medical Agreement.  Each party also provided a general release to the other party with respect to the Regen Medical Agreement and all transactions contemplated by the Regen Medical Agreement.

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

As of December 31, 2013 and 2012, the following related party amounts were due from (to) the Company:

	12/31/2013	12/31/2012
Regen Medical advances, net of accrued research fees due of $287,000 and $0 as of December 31, 2013 and 2012, respectively	$(93,174)	$(285,434)
Advances to Dr. Steven Victor, CEO	(530,534)	(21,508)
Credit card payables	176,940	103,366
Accrued research fees	361,000	361,000
Accrued payroll	393,389	753,647
Totals	$307,621	$911,071

10.	Convertible Debentures

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

During the year ended December 31, 2013, Redwood Management, LLC (“Redwood”) assumed $1,030,000 of the May 2011 Debentures, which included $600,000 of principal and $60,781 of accrued interest as part of Redwood Deal #1, and $430,000 as part of Redwood Deal #2.

As of December 31, 2013, the May 2011 Debentures had a principal balance totaling $330,000 and accrued interest of $31,816. The May 2011 Debentures are currently in default.

Hudson Street, LLC Convertible Debentures

On October 7, 2013, Hudson Street LLC (“Hudson”), assumed a total of $300,000 of convertible notes from Redwood as part of their total convertible debentures. On October 31, 2013, the Company issued a secured convertible debenture with Hudson for $100,000 (combined, the “Hudson Debentures”). Under the terms of the agreement, Hudson has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Hudson Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The Hudson Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $100,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

In the last quarter of 2013, $189,100 of the principal balance of the Hudson Debentures were converted to 128,694,835 shares of common stock.

As of December 31, 2013, the Hudson Debentures had a principal balance, net of debt discounts , totaling $ 122,607 and accrued interest of $4,527.

License Fee Conversion

On January 1, 2013, the Company issued three separate secured convertible debentures totaling $300,000 to convert license fees due certain third parties.  Bill Hess, POBD Holding Co. was issued a convertible debenture for $80,000.  Patty Dixon, Allwin Scientific Corp. was issued a convertible debenture for $60,000.  Brian Kozer, MD was issued a convertible debenture for $160,000.  The terms of these convertible debentures were the same: a maturity date of January 1, 2014, 10% simple interest calculated on a 360 day year, and a conversion rate equal to 48.5% of the average of the three lowest traded prices (not the same day) of the common Stock, determined on the then current trading market for the Common Stock for 20 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $300,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

As of December 31, 2013, the three convertible debentures memorializing license fees due totaled $0, net of discounts and had accrued interest of $30,000. These debentures are currently in default.

The Company accounted for the conversion features underlying the convertible debentures and issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. . The fair value of the derivative conversion features for the debentures was determined to be $1 ,828,155 and $587,520 at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the principal balance of the Company's convertible debentures were as follows:

	(Restated) 12/31/2013	12/31/2012
May 2011 convertible debentures	$330,000	$1,360,000
Hudson convertible debentures, net of debt discount of $88,293	122,607	-
Hess convertible debentures, net of debt discount of $80,000	-	-
Dixon convertible debentures, net of debt discount of $60,000	-	-
Kozer convertible debentures, net of debt discount of $160,000	-	-
	$452,607	$1,360,000

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. . The fair value of the derivative conversion features for the warrants was determined to be $6, 254 and $388,550 at December 31, 2013 and 2012, respectively.

11.	Convertible Notes Payable

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

As of December 31, 2013, the WHC Notes had a principal balance of $62,492, net of debt discounts , and accrued interest of $2,582.

Crowning Capital Convertible Promissory Note

On January 10, 2013, the Company entered into a promissory note with Crowning Capital, LLC (the “Crowning Note”) pursuant to which Crowning Capital performed services in the amount of $250,000.  The promissory note has a due date of July 31, 2013, and 0% interest rate.  The note is currently due and payable.

In December 2013, the Company was advised that the Crowning Notes in the amount of $156,250 were assigned to LG Capital.

During December 2013, $98,845 of the principal of the Notes were converted into 92,476,326 shares of the Company’s common stock.

The LG Capital Notes are convertible into shares of the Company’s common stock at a price equal to 65% of the lowest closing bid price of the common stock for the ten prior trading days upon notice of conversion. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $156,250 assigned notes and increased prospectively the amount of interest expense to be recognized over the life of the note.

As of December 31, 2013, the notes assigned to LG Capital had a balance of $21,060, net of discount.

As of December 31, 2013, the unassigned Crowning Note had a principal balance of $ 93,750. This balance was assigned to LG Capital in January 2014.

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

JMJ may convert, beginning on the six month anniversary of the Effective Date, the outstanding principal and accrued interest on the Note into shares of the Company’s common stock at a conversion price per share equal to the lesser of (i) $0.16 or (ii) 60% of the lowest trade price in the 25 trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price will be subject to adjustment for, among other things, the Company’s failure to be DTC eligible and only being Xclearing deposit eligible. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $125,000 note and increases prospectively the amount of interest expense to be recognized over the life of the note.

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

As of December 31, 2013, the balance of the JMJ Note was $ 17,046, net of debt discount , and accrued interest was $24,444.

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

Redwood Deal #4

On August 5, 2013, the Company issued a convertible promissory note to Redwood for $250,000 as part of Redwood Deal #4.  The Company received $125,000 cash, of which $15,000 is being amortized as financing fees over the term of the convertible promissory note, on August 7, 2013 as a partial payment for the convertible promissory note.  The remaining $125,000 was paid in October 2013. The terms of the convertible promissory note require repayment in one year and bears a 12% simple annual interest rate.  The convertible promissory note is convertible into shares of the Company’s common stock at a price that shall be the lesser of $0.05 per share or 48% of the average of the lowest traded price of the Common Stock as quoted by Bloomberg, L.P. on any three trading days during the twenty trading days immediately preceding the conversion date. The convertible promissory note may be prepaid in whole or in part at the Company’s option without penalty. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $250,000 note and increases prospectively the amount of interest expense to be recognized over the life of the note.

On October 23, 2013, Redwood assumed $125,000 of principal and $28,442 of accrued interest, which was converted to principal, from the JJK Notes as part of Redwood Deal #4.  The terms of the assumed debt remained the same.

As of December 31, 2013, the principal balance of Redwood Deal #4 was $ 185,510, net of debt discount , and accrued interest was $17,336.

Redwood Deal #5

On October 1, 2013, Redwood assumed $389,711 of total principal from the Rhodes Note, and $1,000,000 of total principal from the Victor Note, as part of Redwood Deal #5.  The terms of the assumed debt remained the same.

As of December 31, 2013, the principal balance of Redwood Deal #5 was $1,389,711, and accrued interest was $41,691.

The Company accounted for the conversion features underlying the convertible notes and issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The fair value of the derivative conversion features for the notes was determined to be $5,123,932 and $0 at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and December 31, 2012, the Company's convertible notes payable and accrued interest was as follows:

	(Restated) 2013	2012
TCA Note	$500,000	$500,000
Ludlow Note	15,000	-
WHC Notes	62,492	-
Crowning Note s	114,810	-
JMJ Note	17,046	-
Redwood Deal #1	155,204	199,167
Redwood Deal #2	316,213	-
Redwood Deal #4	185,510	-
Redwood Deal #5	1,389,711	-
Total	$2,755,986	$699,167

12.	Derivative Liabilities

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

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as derivative liabilities as of December 31:

	(Restated) 2013				2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Derivative Liabilities	$-	$-	$6,958,822	$6,958,822	$-	$-	$987,020	$987,020

The following table sets forth a summary of changes in fair value of our derivative liabilities for the years ended December 31:

	(Restated) 2013	2012

Beginning balance	$987,020	$14,791,291
Fair value of financial instruments at issue date	-	19,036,312
Fair value of embedded conversion feature at issue date	5,002,411	-
Change in fair value of financial instruments included in the statement of operations	6,736	(28,946,762)
Change in fair value of embedded conversion features included in the statement of operations	2,922,740	(3,893,821)
Loss on Conversions of Debt to Equity	(1,960,085)	-
	$6,958,822	$987,020

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

Convertible Debt

The derivative liabilities related to the embedded conversion feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	2013		2012
	Embedded Detachable Warrants	Embedded Conversion Features	Embedded Detachable Warrants	Embedded Conversion Feature
Risk free interest rate	1.750%	0.13%	3.00%	3.00%
Expected volatility (peer group)	316.09%	316.09- 371.34%	105.09%	105.09%
Expected life (in years)	2.25	0.58-1.0	3.25	0.50
Expected dividend yield	-	-	-	-
Number outstanding	3,071,542	1,592,259,716	3,071,542	9,066,667
Fair value at issue date	$263,146	$5,002,411	$263,146	$25,418
Accumulated change in derivative liability as of the year ended December 31	$(256,892)	$1, 949,675	$125 ,404	$562,102
Fair value at December 31	$6,254	$6,952,086	$388, 550	$587,520

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	2013	2012
Risk free interest rate	1.75%	3.00%
Expected volatility (peer group)	316.09%	105.09%
Expected life (in years)	3.25	4.25
Expected dividend yield	-	-
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Accumulated change in derivative liability as of the year ended December 31	$(19,035,831)	$(19,025,362)
Fair value at December 31	$48 2	$10,950

13.	Income Taxes

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

	2013	2012
Tax provision (benefits) computed at the statutory rate	$(4,405,000)	$(1,637,000)
Nondeductible expense	-	-
	(4,405,000)	(1,637,000)
Increase in valuation allowance for deferred tax assets	4,405,000	1,637,000
Income tax expense benefit	$-	$-

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2013	2012
Stock based compensation	$1,387,000	$2,122,000
Warrant	-	5,357,000
Fair Value of Derivative Liability	2,441,000	276,000
Net operating loss carryover	10,000,000	6,757,000
Charitable contributions	-	8,000
Total defered tax assets	13,828,000	14,520,000
Valuation allowance	(13,828,000)	(14,520,000)
Net deferred tax assets	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction, and the State of New York.

14.	Capital Stock

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

During the years ended December 31, 2013 and 2012, the Company issued the following equity instruments:

●	During the years ended December 31, 2012 and 2011, the Company entered into a securities purchase agreement with various investors pursuant to which the Company sold an aggregate of 14,500 and 42,000 shares, respectively, of series D convertible preferred stock and warrants to purchase 145,000 and 420,000, respectively, of the Company’s common stock, for aggregate gross proceeds of $290,000 and $840,000, respectively. In connection with the offering, the Company paid professional fees of $60,000 and issued a placement agent 15,000 warrants to purchase shares of common stock in the year ended December 31, 2012. The warrants issued to the placement agent may be exercised on a cashless basis.

●	In February 2012, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold (i) an aggregate of 2,600,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) class A warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class A Warrants”), and (iii) class B warrants to purchase an aggregate of 5,200,000 shares of Common Stock (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”), for aggregate gross cash proceeds of $2,627,649, which consisted of $2,100,000 of cash and the exchange and cancelation of a promissory note (bearing principal and interest totaling $527,549) and a warrant ("Exchange Agreement"). In connection with the private placement, we paid placement agent fees and professional fees of $55,750 and issued the placement agent 27,500 warrants to purchase shares of common stock. The warrants issued to the placement agent may be exercised on a cashless basis.

●	The Class A Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment. The Class B Warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $3.75, subject to adjustment. The exercise price of the Warrants are subject to anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The investors may exercise the Warrants on a cashless basis anytime after the six month anniversary of the initial exercise date of the Warrants if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the Warrants on a cashless basis, we will not receive any proceeds.

●	Between September 5, 2012 and October 11, 2012, the February 2012 investors (including the investor that exchanged and cancelled his outstanding promissory note) agreed to certain amendments to their securities purchase agreement and exchange their respective Warrants for (i) an aggregate of 6,100,000 shares of the Company’s Common Stock (ii) a new series A warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share and (iii) a new series B warrant to purchase an aggregate of 6,100,000 shares of Common Stock at an exercise price of seventy-five cents ($0.75) per share.

●	The Company issued 16,128,295 shares of common stock to the holders of its February 2012 investors in connection with the anti-dilution features present in the instruments.

●	During the year ended December 31, 2012, the Company issued 118,794 shares of its common stock in exchange for the conversions of convertible debentures and accrued interest of $103,648.

●	During the year ended December 31, 2012, two of the Company’s notes payable and the related accrued interest, totaling $902,548, were converted into an aggregate of 687,500 shares of common stock of the Company based on an agreed upon conversion price ranging from $1.31-$2.00 per share.

●	During the year ended December 31, 2012, the Company issued 750,000 shares of its common stock to employees. The Company recognized the fair market value of $120,250 as an expense.

●	During the year ended December 31, 2012, the Company issued 5,930,668 shares of its common stock for professional and advisory services, financing costs and license fees. The Company recognized the fair market value of $5,923,039 as an expense as of the date of issue.

●	From September through December 2012, the Company entered into securities purchase agreements,, pursuant to which the Company sold 2,499,998 units, each unit consisting of two (2) shares of the Company’s common stock, par value $0.001 per share and a warrant to purchase a share of common stock for aggregate gross proceeds of $750,000. The Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.45, subject to adjustment. The exercise price of the Warrant is subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like. In connection with the private placement, the Company paid placement agent fees and professional fees of $28,200.

●	In May 2013, pursuant to the terms of the Hanover Holdings Settlement Agreement approved by the court order, on May 23, 2013, the Company issued and delivered to Hanover Holdings, Inc. 8,500,000 Settlement Shares of the Company’s common stock. The matter is further discussed in litigation section of Note 15, "Commitments".

●	In June 2013, the Company issued Hanover Holdings, Inc. an additional 9,850,000 shares of common stock for additional Settlement Agreement shares.

●	In July 2013, the Company issued Hanover Holdings, Inc. an additional 21,316,171 shares of common stock for additional Settlement Agreement shares.

●	In August 2013, the Company issued Hanover Holdings, Inc. an additional 12,300,000 shares of common stock for additional Settlement Agreement shares.

●	In August 2013, the Company issued Ironridge Global IV, Ltd. 4,959,613 shares of common stock as payment for a facility fee per their litigation settlement.

●	In September 2013, the Company issued Hanover Holdings, Inc. an additional 6,800,000 shares of common stock for additional Settlement Agreement shares.

●	In October 2013, the Company issued Hanover Holdings, Inc. an additional 10,000,000 shares of common stock for additional Settlement Agreement shares.

●	In October 2013, the Company issued to Highland Capital Fund. 5,000,000 shares of common stock for consulting services valued at $90,000.

●	In October 2013, the Company issued a total of 83,035,917 shares of common stock for debt conversions.

●	In November 2013, the Company issued a total of 112,583,243 shares of common stock for debt conversions.

●	In December 2013, the Company issued Hanover Holdings, Inc. an additional 33,009,817 shares of common stock for additional Settlement Agreement shares. This was the final issuance of shares to Hanover per the Settlement Agreement.

●	In December 2013, the Company issued JJK, LLC 19,000,000 shares of common stock for JJK, LLC granting extensions to their outstanding notes during 2013.

●	In December 2013, the Company issued Dr. Steven Victor and Anna Phodes 177,691,000 and 30,000,000 shares of common stock, respectively, for conversion of their related party debt.

●	In December 2013, the Company issued a total of 330,562,400 shares of common stock for debt conversions.

15.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2013, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - 0.25	1,775,000	$0.15	8.57	1,762,500	$0.15
4.00	2,347,926	4.00	7.99	1,879,173	4.00
	4,122,926		8.24	3,641,673

A summary of the Company’s stock awards for options as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	4,747,926	$1.48
Granted	-	-
Exercised	-	-
Expired/Cancelled	(625,000)	-
Outstanding, December 31, 2013	4,122,926	$2.34
Exercisable, December 31, 2013	3,641,673	$2.14

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2013 and December 31, 2012, respectively, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2013	December 31, 2012
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-	0.31 to 1.71%
Expected stock price volatility	-	105%
Expected dividend payout	-	-
Expected option life (in years)	-	3.0 to 10. 0
Expected forfeiture rate	-	0%
Fair value per share of options granted	$-	$0.17

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

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.33	3,071,542	$0.33	2.36	3,071,542	$0.33
$.045	2,566,664	$0.45	3.90	2,566,664	$0.45
$0.75 - 0.86	11,580,000	$0.75	3.10	11,580,000	$0.75
$1.00	42,500	$1.00	2.98	42,500	$1.00
$1.58	45,000	$1.58	8.25	45,000	$1.58
$2.00	2,529,200	$2.00	3.09	2,529,200	$2.00
$2.45 - 2.60	800,000	$2.51	3.01	800,000	$2.51
$3.00	750,000	$3.00	2.95	750,000	$3.00
$3.20	350,000	$3.20	2.92	350,000	$3.20
$3.75	100,000	$3.75	3.14	100,000	$3.75

	21,834,906		3.09	21,834,906

A summary of the Company’s stock awards for warrants as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2013	22,284,906	$1.00
Granted	-	-
Exercised	-	-
Expired/Cancelled	(450,000)	-
Outstanding, December 31, 2013	21,834,906	1.00
Exercisable, December 31, 2013	21,834,906	1.00

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

16.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	(Restated) 2013	2012
Net Income (Loss)	$(15,868,039)	$(4,151,891)

Net income (loss) per share:
Net income (loss) per share – basic	$(0. 10)	$(0.13)
Net income (loss) per share – diluted	$(0. 10)	$(0.13)

Weighted average common shares outstanding – basic	153,636,036	32,338,788
Weighted average common shares outstanding – diluted	153,636,036	32,338,788

For the year ended December 31, 2013 and 2012 common stock equivalents totaling 5,396,636,857 and 43,931,682 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

17.	Commitments

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

The lease commenced on June 1, 2012 and expire on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under operating leases are as follows:

2014	$646,062
2015	665,555
2016	679,479
2017	679,479
2018	679,479
Thereafter	5,440,474
Total	$8,790,528

18.	Subsequent Events

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

On June 24, 2014, the Company received a unanimous written consent in lieu of a meeting of the holders of its Series F Preferred Stock, $0.01 par value per share (the “Series F Preferred Stock”), created by unanimous written consent of the Board of Directors of the Company (the “Board”), as permitted by the Company’s Articles of Incorporation, as amended and which may be amended from time to time (“Amended Articles”). Each share of Series F Preferred Stock has the equivalent of 51,133,625 votes of Common Stock (based upon the 2,355,075,373 outstanding number of shares of Common Stock issued at the time hereof). Currently, there are five (5) holders of Series F Preferred Stock (the “Series F Stockholders” or the “Majority Stockholders”), holding fifty-one (51) shares of Series F Preferred Stock, resulting in the Series F Stockholders holding in the aggregate approximately 50.99% of the total voting power of all issued and outstanding voting capital of the Company.

On June 24, 2014, the Board approved an increase in the number of authorized shares of Common Stock from Three Billion Five Hundred Million (3,500,000,000) shares of Common Stock to Ten Billion (10,000,000,000) shares of Common Stock (the “Authorized Share Increase”) and recommended to the Majority Stockholders that they approve the Authorized Share Increase.

On June 24, 2014 (the “Record Date”), the Majority Stockholders approved the Authorized Share Increase by written consent in lieu of a meeting in accordance with the Nevada Revised Statutes. Accordingly, consent of common shareholders are not required and will not being solicited in connection with the approval of the Authorized Share Increase.

For the six months ended June 30, 2014, a total of 1,522,793,354 shares of common stock were issued for various conversions of debt.

For the six months ended June 30, 2014, a total of 145,666,665 shares of common stock were issued for various services rendered by non- employee consultants and professionals.

In July 2014, Convertible Debenture and Note Holders converted $115,715 of principal into 167,228,569 shares of its Company’s common stock.

In August 2014, Convertible Debenture and Note Holders converted $108,917 of principal into 159,817,308 shares of its Company’s common stock.

On July 3, 2014, the Company issued 53,568,400 shares to Iron Ridge Global IV LTD in final settlement of all outstanding claims under the TCA/Iron Ridge convertible promissory note.

The Company executed a financial consulting agreement with Highland Capital in January 2014. In the two months ended August 31, 2014, Highland earned fees of $258,700. These fees will be payable in 51,740,000 shares of common stock of the Company. The shares have not yet been issued as of September 25, 2014.

