Form 10-Q/A
period 2014-03-31
Intellicell Biosciences, Inc.
filed 2014-10-09
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A amends and restates in its entirety the quarterly report on Form 10-Q that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2014 and reflects certain corrections made in connection with the Company’s accounting for the application of fair value assessment for transactions involving derivative obligations related to the issuance of convertible debt instruments. The transactions include (1) derivative valuation at inception of the debt instrument, (2) upon conversion of the instrument to common stock, (3) upon assignment of the debt instrument and (4) upon valuation of the derivative at March 31, 2014. The Company also detected errors in the recording of debt discounts, upon issuance of debt instruments. These incorrectly recorded debt discounts also affected amortization expense for the quarterly period ended March 31, 2014. Below is a summary of changes to accounts for the March 31, 2014 reporting period:

	March 31, 2014
Balance Sheet	As Filed	As Restated

Convertible Debentures	$5,311,892	$565,463
Convertible Promissory Notes	2,316,271	1,632,776
Notes Payable	392,883	392,883
Derivative Instruments (long term)	14,055,788	15,128,073
Additional paid-in-capital	40,535,612	46,807,939
Accumulated deficit	$(61,908,223)	$(63,822,910)

	Three months ended March 31, 2014
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(10,280,997)	$8,476,056
Financing Costs	(715,614)	(17,119,990)
Income (Loss) on Conversion of Debt	-	399,762
Net Loss	(13,004,773)	(10,240,334)
Net Loss per share, basic and diluted	$(0.01)	$(0.01)

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

This amended quarterly report on Form 10-Q/A speaks as of the original filing date of the Form 10-Q, except as noted.

Intellicell BioSciences, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	(Restated)	(Restated)
	March 31,	December 31,
	2014	2013
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$335,969	$-
Cash, restricted	664,362	-
Other current assets	-	9,000
Total Current Assets	1,000,331	9,000

Property and equipment, net	2,568,536	2,670,499
Financing fees, net	5,014	8,712
Restricted cash for security deposit	525,453	525,453

TOTAL ASSETS	$4,099,334	$3,213,664

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures	$502,872	$452,607
Convertible promissory notes	1,749,793	2,755,986
Notes payable	392,883	727,545
Accounts payable and accrued expenses	1,227,544	2,609,254
Accrued interest	356,342	388,302
License fee payable	922,500	922,500
Deferred rent liability	372,692	372,378
Accrued liabilities, related party, net	304,705	307,621
Total Current Liabilities	5,829,331	8,536,193

Derivative liabilities	15,128,073	6,958,822

TOTAL LIABILITIES	20,957,404	15,495,015

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,057 and 15,057 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	151	151
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	565	565
Common stock, $0.0001 par value, 3,500,000,000 and 1,500,000,000 shares authorized, 2,042,081,439 and 922,722,023 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	204,208	92,272
Additional paid in capital	46,807,939	41,256,261
Accumulated deficit	(63,871,006)	(53,630,673)
TOTAL STOCKHOLDERS' DEFICIT	(16,858,070)	(12,281,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,099,334	$3,213,664

The accompanying notes are an integral part of these condensed consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	(Restated)
	March 31,	March 31,
	2014	2013

NET REVENUES:
Revenues	$-	$-
Revenues - related party	32,500	-
TOTAL NET REVENUES	32,500	-

COST OF GOODS SOLD:
Cost of goods sold	4,618	-
TOTAL COST OF GOODS SOLD	4,618	-

GROSS PROFIT	27,882	-

OPERATING EXPENSES:
Research and development	180,000	157,078
Sales and marketing	8,150	4,828
General and administrative	1,005,443	715,645
Employee stock based compensation	342,135	360,360
Non-employee stock based compensation	93,333	300,000
TOTAL OPERATING EXPENSES	1,629,061	1,537,911

LOSS FROM OPERATIONS	(1,601,179)	(1,537,911)

OTHER INCOME (EXPENSE):
Income/(Loss) on conversion of debt to equity	399,762	-
Interest expense	(259,725)	(44,896)
Other income (expense)	(135,258)	-
Financing costs	(17,119,990)	(130,650)
Change in fair value of derivative liabilities	8,476,056	654,998
TOTAL OTHER INCOME (EXPENSE)	(8,639,155)	479,452

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,240,334)	(1,058,459)

Provision for income taxes	-	-

NET LOSS	$(10,240,334)	$(1,058,459)

LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,422,860,391	60,291,720

The accompanying notes are an integral part of these condensed consolidated financial statements

Intellicell BioSciences Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Convertible Series B Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2013	15,057	$151	7,250	$73	56,500	$565	922,722,023	$92,272	$41,256,261	$(53,630,673)	$(12,281,351)

Stock-based compensation expense related to employee stock options							-	-	342,135		342,135

Gain on derivative liability of convertible debt upon conversion to common stock									3,977,390		3,977,390

Stock issued for the conversion of convertible debentures and accrued interest							1,119,359,416	111,936	1,232,154		1,344,090

Net loss for the three months ended March 31, 2014										(10,240,334)	(10,240,334)
Balances, March 31, 2014	15,057	151	7,250	73	56,500	565	2,042,081,439	204,208	46,807,939	(63,871,007)	(16,858,070)

The accompanying notes are an integral part of these condensed consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	(Restated)
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,240,334)	$(1,058,459)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Income recognized on conversion of debt to common equity	(399,762)	-
Employee stock compensation	342,135	360,360
Depreciation expense	101,963	84,551
Amortization of financing costs	3,698	55,650
Amortization of debt discounts	595,529	-
Financing costs	15,948,011	75,000
Interest from original issue discount on convertible debentures	100,000	1,126
Change in fair value of derivative liabilities	(8,476,056)	(654,998)
Guaranteed interest on convertible promissory notes	46,430	-
Promissory notes issued for services in excess of proceeds	115,783	-
Stock compensation issued for services in excess of proceeds	246,092	300,000
Changes in operating assets and liabilities:
Other current assets	9,000	-
Accounts payable and accrued expenses	(33,666)	446,192
Accrued interest	120,337	28,770
Deferred rent	314	-
Accrued liabilities, related party	(2,143)	113,750

NET CASH USED IN OPERATING ACTIVITIES	(1,522,669)	(248,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	-	93,350
Purchase of property and equipment	-	(4,271)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	89,079

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	2,587,000	-
Proceeds from issuance of notes payable, net	30,000	100,000
Principal payments towards notes payable	(94,000)	-
Proceeds from related party advances	-	25,554
Proceeds from sale of common stock	-	20,000
Bank overdraft	-	3,266
Change in restricted cash	(664,362)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,858,638	148,820

Net increase in cash	335,969	(10,159)

Cash, beginning of year	-	10,159

Cash, end of year	$335,969	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$15,000
Cash paid for taxes	$445	$-

NON-CASH ACTIVITIES:
Conversion of principal of convertible debentures to common stock	$454,978	$-
Conversion of principal of convertible promissory notes to common stock	$816,042	$-
Conversion of accrued interest to common stock	$152,297	$-
Return and re-issuance of common stock for related party liabilities	$79,227	$-
Common stock mistakenly returned	$28	$-
Issuance of convertible promissory notes in lieu of accrued salaries, related parties	$80,000	$-
Assignment of convertible promissory note to convertible debenture	$500,000	$-
Issuance of convertible debentures in lieu of acounts payable	$1,427,878	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

2.	Restatement of Previously Issued Financial Statements

Subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2014, the Company identified errors in accounting for the application of fair value assessment for transactions involving derivative obligations, including derivative valuation at inception, conversion, assignment and period end. The Company also detected errors in the recording of debt discounts. The Company has assessed the impact of the accounting errors on its 3rd quarter 2013 financial statements, year-end December 31, 2013 financial statements and 1st quarter 2014 financial statements, and concluded that, although there was no impact on the Company’s cash position, the effect on its financial statements was material.

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

	September 30, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$1,725,719	$1,481,595
Derivative Instruments (long term)	6,876	2,913,730
Accumulated deficit	$(44,554,265)	$(47,216,995)

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Statement of Operations	As Filed	As Restated	As Filed	As Restated

Changes in fair value of derivative instruments	$75,581	$(1,134,691)	$980,144	$(230,128)
Financing Costs	(856,019)	(2,302,602)	(1,023,769)	(2,470,352)
Net Loss	(1,817,096)	(4,479,827)	(6,791,631)	(9,454,362)
Net Loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

	December 31, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$840,900	$452,607
Notes Payable	341,100	727,545
Convertible Promissory Notes	3,505,883	2,755,986
Derivative Instruments (long term)	3,774,790	6,958,822
Additional paid-in-capital	38,961,322	41,256,261
Accumulated deficit	$(48,903,450)	$(53,630,673)

	Year ended December 31, 2013
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(2,787,770)	$(2,944,352)
Financing Costs	(305,112)	(4,606,010)
Income (Loss) on Conversion of Debt	(2,137,266)	(2,272,409)
Net Loss	(11,140,817)	(15,868,039)
Net Loss per share, basic and diluted	$(0.07)	$(0.10)

	March 31, 2014
Balance Sheet	As Filed	As Restated

Convertible Debentures	$5,311,892	$502,872
Convertible Promissory Notes	2,316,271	1,749,793
Derivative Instruments (long term)	14,055,788	15,128,073
Additional paid-in-capital	40,535,612	46,807,939
Accumulated deficit	$(61,908,223)	$(63,871,006)

	Three months ended March 31, 2014
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(10,280,997)	$8,476,056
Financing Costs	(715,614)	(17,119,990)
Income (Loss) on Conversion of Debt	-	399,762
Net Loss	(13,004,773)	(10,240,334)
Net Loss per share, basic and diluted	$(0.01)	$(0.01)

3.	Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $63,871,006 and a working capital deficit of $4,829,000 as of March 31, 2014, respectively. Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

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

Financial Instruments and Fair Value Measurement s

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

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Accounts payable	$599,038	$2,020,971
Accrued liabilities	327,832	154,040
Accrued payroll	300,674	434,243
Total	$1,227,544	$2,609,254

7.	License Fees Payable

During the years ended December 31, 2013 and 2012 , the Company executed various license agreements and collected an aggregate of $0 and $1,222,500, respectively in license fees for six centers which had not yet commenced operations as of March 31, 2014. Consequently, recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled.  The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the condensed consolidated balance sheet.

In 2013, the Company converted three different license fees outstanding into convertible debentures totaling $300,000, bringing the total balance as of March 31, 2014 to $922,500.

8.	Notes Payable

Consorteum Notes Payable

In conjunction with the Merger, the Company assumed notes payable in the principal amount of $2,463,652 plus accrued interest of $369,898.

Following completion of the Merger, the Company entered into an asset purchase agreement (the “Consorteum Purchase Agreement”) with Consorteum Holdings, Inc. (“Consorteum”), an unrelated company, pursuant to which the Company agreed to sell, transfer and assign to Consorteum all of the Company’s rights, title and interests to, and agreements relating to, its digital trading card business and platform in exchange for Consorteum assuming an aggregate principal amount of $1,864,152 of indebtedness of the Company (the “Consorteum Notes ”). Such rights include, but are not limited to, the Company’s name, phone number and listing, reputation, relationships and other intangible assets (including its rights to any intellectual property or proprietary technology), as well as the company’s rights under certain licensing agreements (“Digital Trading Assets”).

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

Sichenzia Ross Note Payable

On September 16, 2013, the Company issued a promissory note in the amount of $386,445 to Sichenzia Ross Friedman Ference, LP, for outstanding legal fees due (the “Sichenzia Note”). The terms of the Sichenzia Note require repayment by December 31, 2013, and annual simple interest of 10%.

As of March 31, 2014 and December 31, 2013, the principal balance of the Sichenzia Ross Note amounted to $0 and $386,445, and accrued interest amounted to $0 and $11,271, respectively

In January 2014, the Company was advised that the Sichenzia Notes were assigned to Redwood as part of Redwood Deal #3 (see Note 10).

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

On April 14, 2014, the Company was advised that the note was assigned to May Davis Partners Acquisition Company, LLC. As part of the assignment the Company issued a convertible note to May Davis Partners Acquisition

Kaplan Note Payable

On March 5, 2014, the Company issued a promissory note to Jeffrey Kaplan  (the “Kaplan Note”) in the amount of $30,000 for working capital advance. The Kaplan Note was due on March 10, 2014 and has simple interest of 10% per annum.

As of March 31, 2014 and December 31, 2013, the principal balance of the Company's notes payable were as follows:

	March 31, 2014	December 31, 2013 (Restated)
Consorteum Notes	$236,600	$236,600
May Davis Notes	-	75,000
MD Global Notes	-	19,000
Highland Notes	10,500	10,500
Sichenzia Ross Notes	-	386,445
Sherb Note	115,783	-
Kaplan Note	30,000	-
Total	$392,883	$727,545

9.	Related Party Transactions

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

Advances received for working capital purposes amounted to $0 and $207,413 as of the three months ended March 31, 2014 and 2013, respectively. These advances do not have formal repayment terms or arrangements.

Regen Agreement

On April 16, 2012, the Company entered into a technology license and administrative services agreement (the “Agreement”) with Regen Medical P.C., the medical practice which is owned by, and through which, the Company CEO, Dr. Steven Victor, engages in the practice of Cosmetic Dermatology (“Regen Medical”). Pursuant to the Agreement, the Company, among other things, (i) granted Regen Medical the non-exclusive and non-assignable license to utilize the Company's proprietary process and technology for its patients, (ii) granted Regen Medical a license to use a laboratory which can be used by Regen Medical for use of the Company’s proprietary process and (iii) was appointed as the exclusive manager and administrator of Regen Medical’s operations which relates to the implementation of the Company's proprietary process as well as Regen Medical’s cosmetic dermatology practice, and (iv) was appointed the sole provider of non-medical managerial, administrative and business functions for Regen Medical’s cosmetic dermatology practice.  The Agreement became effective as of April 16, 2012 a nd was to continue until April 16, 2017.  Thereafter, the Agreement was to be automatically renewed for successive five year periods unless either party notifies the other in writing of its intention not to renew the Agreement.

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

Hudson Street, LLC Convertible Debentures

On October 7, 2013, Hudson Street LLC (“Hudson”), assumed a total of $300,000 of convertible notes from Redwood as part of their total convertible debentures. On October 31, 2013, the Company issued a secured convertible debenture with Hudson for $100,000 (combined, the “Hudson Debentures”). Under the terms of the agreement, Hudson has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Hudson Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The Hudson Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $100,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture

I n the last quarter of 2013, $189,100 of the principal balance of the Hudson Debentures were converted to 128,694,835 shares of common stock.

In the quarter ended March 31, 2014, $110,900 of the principal balance of the Hudson debentures were converted to 144,118,899 shares of common stock.

As of March 31, 2014 and December 31, 2013, the Hudson Debentures had a principal balance totaling $100,000, and $210,900, and accrued interest of $7,419 and $4,527, respectively.

Burrington Capital, LLC Convertible Debentures

On January 2, 2014 and on February 5, 2014, Burrington Capital, LLC (“Burrington”) was assigned and assumed a total of $200,000 from holders of the May 2011 offering. In addition, on January 7, 2014 the Company issued a secure convertible debenture for $100,000 (combined, the “Burrington Debentures”). Under the terms of the agreement, Burrington has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Burrington Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The Burrington Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $100,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture

For the quarter ended March 31, 2014, $126,750 of the principal balance of the Burrington Debentures was converted into 158,698,856 shares of common stock. At March 31, 2014, the Burrington Debentures had a principal balance totaling $173,250, and accrued interest of $23,488.

KesselBrenner Convertible Debentures

On January 10, 2014, Dr. Michael KesselBrenner was assigned and assumed a total of $25,000 from holders of the May 2011 offering. In addition, on January 31, 2014 the Company issued a secure convertible debenture for $25,000 (combined, the “KesselBrenner Debentures”). Under the terms of the agreement, Dr. Michael KesselBrenner has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the KesselBrenner Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The KesselBrenner Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $25,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture

In February 2014, $25,000 of the principal balance of the KesselBrenner Debentures was converted into 27,203,482 shares of common stock. At March 31, 2014, the KesselBrenner Debentures had a principal balance totaling $25,000 and accrued interest of $3,131.

Liben Convertible Debentures

On January 27, 2014, Barry Liben was assigned and assumed a total of $65,000 from holders of the May 2011 offering. In addition, on January 27, 2014 the Company issued a secure convertible debenture for $70,000 (combined, the “Liben Debentures”). Under the terms of the agreement, Barry Liben has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Liben Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The Liben Debentures are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $70,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture

In January 2014, $58,286 of the principal balance of the Liben Debentures was converted into 63,422,742 shares of common stock. At March 31, 2014, the Liben Debentures had a principal balance totaling $76,715 and accrued interest of $7,312.

Brother Capital, LLC Convertible Debentures

On January 13, 2014, Brother Capital, LLC (“Brother”) was assigned and assumed a total of $75,000 from holders of the May 2011 offering. In addition, on January 21, 2014 the Company issued a secure convertible debenture for $75,000 (combined, the “Brother Debentures”). Under the terms of the agreement, Brother has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Brother Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The Brother Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $75,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture

In January 2014, $42,286 of the principal balance of the Brother Debentures was converted into 68,836,230 shares of common stock. At March 31, 2014, the Brother Debentures had a principal balance totaling $107,744 and accrued interest of $9,952.

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

Redwood Management, LLC Convertible Debentures

On January 17, 2014 and on January 31, 2014, the Company issued secure convertible debentures to Redwood Management, LLC for $67,000 and $75,000, respectively (combined, the “Redwood Debentures”). Under the terms of the agreement, Redwood Management, LLC has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Redwood Debentures require repayment on the date of the note and bears a 12% simple annual interest rate. The Redwood Debentures are convertible into shares of the Company’s common stock at a price equal to 5% of the lowest traded price (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $75,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, the Redwood Debentures had a principal balance totaling $142,000 and accrued interest of $2,929.

MD Global Convertible Debentures

On January 9, 2014 the Company issued a secure convertible debenture to MD Global for $50,000. Under the terms of the agreement, MD Global has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the MD Global Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The MD Global Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative

At March 31, 2014, the MD Global Debentures had a principal balance totaling $50,000 and accrued interest of $1,153.

May Davis Partners Convertible Debentures

On March 5, 2014 the Company issued a secure convertible debenture to May Davis Partners for $25,000 (the “May Davis Debenture”). Under the terms of the agreement, May Davis Partners has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the May Davis Debenture require repayment on the date of the note and bears a 10% simple annual interest rate. The May Davis Debenture are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $25,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

License Fee Conversion

On January 1, 2013, the Company issued three separate secured convertible debentures totaling $300,000 to convert license fees due certain third parties. Bill Hess, POBD Holding Co. was issued a convertible debenture for $80,000. Patty Dixon, Allwin Scientific Corp. was issued a convertible debenture for $60,000. Brian Kozer, MD was issued a convertible debenture for $160,000. The terms of these convertible debentures were the same: a maturity date of January 1, 2014, 10% simple interest calculated on a 360 day year, and a conversion rate equal to 48.5% of the average of the three lowest traded prices (not the same day) of the common Stock, determined on the then current trading market for the Common Stock for 20 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $300,000 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

The YA Global Debenture matures on March 11, 2015 and accrues interest at an annual rate equal to 7.5%. At any time, and at its sole option, YA Global can to convert a portion or all amounts of principal and interest due and outstanding under the YA Global Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $2,100,000 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

The Dominion Capital Debenture matures on March 24, 2015 and accrues interest at an annual rate equal to 7.5%. At any time, and at its sole option, Dominion Capital can to convert a portion or all amounts of principal and interest due and outstanding under the Dominion Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $746,092 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

As of March 31, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $1,088.

Issuance of Convertible Debentures – Vendor Services

On January 1, 2014, the Company issued a secured convertible debenture with The Roth Firm for $196,612 to memorialize outstanding accounts payable. Under the terms of the agreement, The Roth Firm has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the Common Stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $196,612 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture

At March 31, 2014, The Roth Firm had a principal balance of $196,612 and accrued interest of $4,915.

On January 1, 2014, the Company issued a secured convertible debenture with Mintz Levin for $25,382 to memorialize outstanding accounts payable. Under the terms of the agreement, Mintz Levin has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $25,382 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, Mintz Levin had a principal balance of $25,382 and accrued interest of $635.

On January 1, 2014, the Company issued a secured convertible debenture with Biologics Consulting Group for $93,006 to memorialize outstanding accounts payable. Under the terms of the agreement, Biologics Consulting Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $93, 005 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, Biologics Consulting Group had a principal balance of $93,005 and accrued interest of $2,325.

On January 1, 2014, the Company issued a secured convertible debenture with Michael Friedman for $200,000 to memorialize outstanding compensation. Under the terms of the agreement, Michael Friedman has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $200,000 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, Michael Friedman had a principal balance of $200,000 and accrued interest of $5,000.

On January 1, 2014, the Company issued a secured convertible debenture with University of Florida, Department of Materials Sciences & Engineering for $33,781 to memorialize outstanding accounts payable. Under the terms of the agreement, University of Florida, Department of Materials Sciences & Engineering has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $33,781 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture

At March 31, 2014, University of Florida, Department of Materials Sciences & Engineering had a principal balance of $33,781 and accrued interest of $845.

On January 1, 2014, the Company issued a secured convertible debenture with Hunton & Williams, LLP for $187,107 to memorialize outstanding accounts payable. Under the terms of the agreement, Hunton & Williams, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $187,107 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, Hunton & Williams, LLP had a principal balance of $187,107 and accrued interest of $4,678.

On January 1, 2014, the Company issued a secured convertible debenture with Lucosky Brookman, LLP for $124,812 to memorialize outstanding accounts payable. Under the terms of the agreement, Lucosky Brookman, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $124,812 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, Lucosky Brookman, LLP had a principal balance of $124,812 and accrued interest of $3,120.

On January 1, 2014, the Company issued a secured convertible debenture with Buchanan Ingersoll & Rooney for $525,583 to memorialize outstanding accounts payable. Under the terms of the agreement Buchanan Ingersoll & Rooney has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $525,583 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, Buchanan Ingersoll & Rooney had a principal balance of $525,583 and accrued interest of $13,140.

On January 1, 2014, the Company issued a secured convertible debenture with Charles River for $6,229 to memorialize outstanding accounts payable. Under the terms of the agreement Charles River has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $6,229 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, Charles River had a principal balance of $6,229 and accrued interest of $156.

On January 1, 2014, the Company issued a secured convertible debenture with Heilscher for $8,522 to memorialize outstanding accounts payable. Under the terms of the agreement Heilscher has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $8,522 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

On March 31, 2014, Heilscher had a principal balance of $8,522 and accrued interest of $213.

On January 1, 2014, the Company issued a secured convertible debenture with Millipore for $13,611 to memorialize outstanding accounts payable. Under the terms of the agreement Millipore has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $13,611 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

On March 31, 2014, Millipore had a principal balance of $13,611 and accrued interest of $340.

On January 1, 2014, the Company issued a secured convertible debenture with The Shore Group for $13,234 to memorialize outstanding accounts payable. Under the terms of the agreement The Shore Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $13,234 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

On March 31, 2014, The Shore Group had a principal balance of $13,234 and accrued interest of $331.

As of March 31, 2014 and December 31, 2013, the principal balance, net of debt discounts, of the Company's convertible debentures were as follows:

	March 31, 2014 (Restated)	December 31, 2013 (Restated)
May 2011 Convertible Debentures	$-	$330,000
Hudson Convertible Debentures, Net of Unamortized Debt Discount of $62,591 and $88,293	37,409	122,607
Hess Convertible Debentures, Net of Unamortized Debt Discount of $68,749 and $80,000	11,251	-
Dixon Convertible Debentures, Net of Unamortized Debt Discount of $51,561 and $60,000	8,438	-
Kozer Convertible Debentures, Net of Unamortized Debt Discount of $137,956 and $160,000	22,045	-
Burrington Convertible Debentures, Net of Unamortized Debt Discount of $76,186 and $0	97,064	-
YA Global Convertible Debentures, Net of Unamortized Debt Discount of $2,100,000 and $0	-	-
KesselBrenner Convertible Debentures, Net of Unamortized Debt Discount of $19,047 and $0	5,954	-
Liben Convertible Debentures, Net of Unamortized Debt Discount of $54,077 and $0	22,638	-
Brother Convertible Debentures, Net of Unamortized Debt Discount of $64,631 and $0	43,086	-
Redwood Convertible Debentures, Net of Unamortized Debt Discount of $58,416 and $0	83,584	-
MD Global Convertible Debentures, Net of Unamortized Debt Discount of $38,093 and $0	11,907	-
May Davis Convertible Debentures, Net of Unamortized Debt Discount of $25,000 and $0	-	-
Empire Convertible Debentures, Net of Unamortized Debt Discount of $38,244 and $0	-	-
Dominion Convertible Debentures, Net of Unamortized Debt Discount of $746,092 and $0	-	-
Roth Firm Convertible Debentures, Net of Unamortized Debt Discount of $175,342 and $0	21,270	-
Mintz Levin Convertible Debentures, Net of Unamortized Debt Discount of $21,468 and $0	3,914	-
Biologic Convertible Debentures, Net of Unamortized Debt Discount of $79,695 and $0	13,310	-
Friedman Convertible Debentures, Net of Unamortized Debt Discount of $172,350 and $0	27,650	-
Univ. of Fla Convertible Debentures, Net of Unamortized Debt Discount of $28,722 and $0	5,059	-
Hunton Convertible Debentures, Net of Unamortized Debt Discount of $166,346 and $0	20,761	-
Lucoksky Convertible Debentures, Net of Unamortized Debt Discount of $107,881 and $0	16,932	-
Buchanan Convertible Debentures, Net of Unamortized Debt Discount of $481,284 and $0	44,299	-
Charles River Convertible Debentures, Net of Unamortized Debt Discount of $5,319 and $0	909	-
Heilscher Convertible Debentures, Net of Unamortized Debt Discount of $7,331 and $0	1,191	-
Millipore Convertible Debentures, Net of Unamortized Debt Discount of $11,494 and $0	2,116	-
Shore Group Convertible Debentures, Net of Unamortized Debt Discount of $11,149 and $0	2,085	-
	$502,872	$452,607

The Company accounted for the conversion features underlying the convertible debentures and issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures at the relevant commitment dates utilizing a Black-Scholes valuation model.

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants at the relevant commitment dates utilizing a Black-Scholes valuation model.

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

WHC Capital Convertible Promissory Notes

On November 11, 2013, WHC Capital, LLC (“WHC”) assumed $100,000 of convertible notes from Redwood as part of their total convertible notes. On November 15, 2013, the Company issued a $75,000 convertible promissory note to WHC (combined, the “WHC Notes”). The Company received $66,000 in cash and $9,000 was recorded as other current assets on the balance sheet. The $9,000 was received in 2014. The terms of the WHC Notes require repayment on November 15, 2014 and bear an interest rate of 12% per annum. The WHC Notes are convertible into shares of the Company’s common stock at a price equal to 48% of the lowest intra-day trading price for the Company’s common stock during the fifteen trading days immediately preceding the conversion date. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $75,000 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

The terms of the convertible notes issued by the Company to LG Capital on the assignment from Crowning require repayment in 9 months and bear no interest.

The LG Capital Notes are convertible into shares of the Company’s common stock at a price equal to 65% of the lowest closing bid price of the common stock for the ten prior trading days upon notice of conversion. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $250,000 of notes and increased prospectively the amount of interest expense to be recognized over the life of the note.

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

JMJ may convert, beginning on the six month anniversary of the Effective Date, the outstanding principal and accrued interest on the Note into shares of the Company’s common stock at a conversion price per share equal to the lesser of (i) $0.16 or (ii) 60% of the lowest trade price in the 25 trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price will be subject to adjustment for, among other things, the Company’s failure to be DTC eligible and only being clearing deposit eligible. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $125,000 of notes and increased prospectively the amount of interest expense to be recognized over the life of the note.

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

Redwood Deal #3

On January 9, 2014, Redwood assumed $386,445 of total principal from the Sichenzia Note as part of Redwood Deal #3. The terms of the assumed debt remained the same. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative.

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

As of March 31, 2014 and December 31, 2013, the principal balance of Redwood Deal #3 was $115,089 and $0, respectively and accrued interest was $0 and $0, respectively.

Redwood Deal #4

On August 5, 2013, the Company issued a convertible promissory note to Redwood for $250,000 as part of Redwood Deal #4. The Company received $125,000 cash, of which $15,000 is being amortized as financing fees over the term of the convertible promissory note, on August 7, 2013 as a partial payment for the convertible promissory note. The remaining $125,000 was paid in October 2013. The terms of the convertible promissory note require repayment in one year and bears a 12% simple annual interest rate. The convertible promissory note is convertible into shares of the Company’s common stock at a price that shall be the lesser of $0.05 per share or 48% of the average of the lowest traded price of the Common Stock as quoted by Bloomberg, L.P. on any three trading days during the twenty trading days immediately preceding the conversion date. The convertible promissory note may be prepaid in whole or in part at the Company’s option without penalty. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $250,000 of notes and increased prospectively the amount of interest expense to be recognized over the life of the note.

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

Dominion Capital Convertible Promissory Note

On March 14, 2014, Redwood assigned $193,223 of principal from Redwood Deal #3 to Dominion Capital (the “Dominion Note”). Interest is payable at 10%.

On March 17, 2014, $35,000 of the principal on the Dominion Note was converted into 15,217,391 shares of the company’s common stock. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative.

At March 31, 2014 the principal balance on the Dominion Note was $158,223 and accrued interest was $6,456.

The Company accounted for the conversion features underlying the convertible promissory notes and issued in accordance with GAAP, as the conversion feature embedded in the convertible promissory notes could result in the convertible promissory notes being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these convertible promissory notes at the relevant commitment dates as of June 30, 2014, utilizing a Black-Scholes valuation model.

As of March 31, 2014 and December 31, 2013 the Company's convertible notes payable was as follows:

	March 31, 2014 (Restated)	December 31, 2013 (Restated)
TCA Note	$-	$500,000
Ludlow Note	15,000	15,000
WHC Notes, Net of Debt Discounts of $63,953 and $72,890	60,670	62,492
Crowning-LG Notes, Net of Debt Discounts of $64,053 and $36,345	-	114,810
JMJ Note, Net Of Debt Discounts of $0 and $36,283	46,130	17,046
Redwood Deal #1, Net of Debt Discounts of $0 and $0	-	155,204
Redwood Deal #2, Net of Debt Discounts of $0 and $0	-	316,213
Redwood Deal #3, Net of Debt Discounts of $115,089 and $0	-	-
Redwood Deal #4, Net of Debt Discounts of $171,356 and $217,932	232,086	185,510
Redwood Deal #5, Net of Debt Discounts of $0 and $0	1,389,711	1,389,711
Dominion Capital, Net of Debt Discounts of $152,027 and $0	6,196	-
Total	$1,749,793	$2,755,986

12.	Derivative Liabilities

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of:

	March 31, 2014 (Restated)				December 31, 2013 (Restated)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Embedded Detachable Warrants	$-	$-	$2,142,397	$2,142,397	$-	$-	$6,735	$6,735
Embedded Conversion Option Features	$-	$-	$12,985,676	$12,985,676	$-	$-	$6,952,087	$6,952,087
Totals	$-	$-	$15,128,073	$15,128,073	$-	$-	$6,958,822	$6,958,822

The following table sets forth a summary of changes in fair value of our derivative liabilities for the periods ended:

	Warrant Derivatives	Hybrid Instruments Derivatives	Total
Beginning balance, December 31, 2013 (Restated)	$6,735	$6,952,087	$6,958,822

Fair Value adjustments:
Warrant derivatives (Gain)/Loss	(888,425)	-	(888,425)
Hybrid instruments (Gain)/Loss	-	(7,587,631)	(7,587,631)

Issuance of Warrants attached to debt financing	3,024,087		3,024,087

(Gain)/Loss on Conversions:
Hybrid convertible notes and derivatives	-	836,035	836,035

Fair Value of Embedded conversion Feature on issuance of convertible promissory notes and debentures	-	12,785,185	12,785,185
Ending balance, March 31, 2014 (Restated)	$2,142,397	$12,985,676	$15,128,073

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

Convertible Debt

The derivative liabilities related to the embedded conversion option feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2014 (Restated)		December 31, 2013 (Restated)
	Embedded Detachable Warrants	Embedded Conversion Option Features	Embedded Detachable Warrants	Embedded Conversion Option Feature
Risk free interest rate	0.90%	0.13%	1.750%	0.13%
Expected volatility	251.57%-274.97%	279.4%-334.1%	316.09%	289.2%-371.3%
Expected life (in years)	2.80	0.25-1.0	2.25	0.58-1.0
Expected dividend yield	-	-	-	-
Number outstanding	443,071,542	2,565,473,216	3,071,542	1,592,259,716
Fair value at issue date	$3,287,233	$15,827,512	$263,146	$5,002,411
Accumulated change in derivative liability as of the period ended	$(1,144,836)	$(2,842,496)	$(256,892)	$1,949,675
Fair value at end of period	$2,142,397	$12,985,016	$6,254	$6,952,087

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	(Restated)
	March 31, 2014	December 31, 2013
Risk free interest rate	1.73%	1.75%
Expected volatility	329.73%	316.09%
Expected life (in years)	2.84	3.25
Expected dividend yield	-	-
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Accumulated change in derivative liability as of the year ended December 31	$(19,035,652)	$(19,035,831)
Fair value at Period End	$660	$481

13.	Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible. The Company’s carrying amounts of deposits in financial institutions exceeded the federally insured limit of $250,000 by $85,969  as of March 31, 2014.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits as December 31, 2013.

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

Series D Preferred Stock

As of March 31, 2014 and December 31, 2013 , the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding. Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00.  The holders of Series D preferred stock have no voting rights.

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

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - 0.25	1,775,000	$0.15	8.32	1,762,500	$0.15
4.00	2,347,926	4.00	7.75	1,879,173	4.00
	4,122,926		7.99	3,641,673

A summary of the Company’s stock awards for options as of March 31, 2014 and changes for the period ended March 31, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	4,122,926	$2.34
Granted	-	-
Exercised	-	-
Expired/Cancelled		-
Outstanding, March 31, 2014	4,122,926	$2.34
Exercisable, March 31, 2014	3,641,673	$2.14

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

Warrants

The following table summarizes the changes in the warrants outstanding at March 31, 2014 , and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.005	400,000,000	$.005	4.88	400,000,000	$.005
.0055	40,000,000	.0055	4.95	40,000,000	.0055
0.33	3,071,542	0.33	2.11	3,071,542	0.33
.045	2,566,664	0.45	3.66	2,566,664	0.45
0.75 - 0.86	11,580,000	0.75	2.86	11,580,000	0.75
1.00	42,500	1.00	2.73	42,500	1.00
1.58	45,000	1.58	8.00	45,000	1.58
2.00	2,529,200	2.00	2.85	2,529,200	2.00
2.45 - 2.60	800,000	2.51	2.76	800,000	2.51
3.00	750,000	3.00	2.71	750,000	3.00
3.20	350,000	3.20	2.68	350,000	3.20
3.75	100,000	3.75	2.89	100,000	3.75

	461,834,906		4.84	461,834,906

A summary of the Company’s stock awards for warrants as of March 31, 2014 and changes for the three months ended March 31, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2014	21,834,906	$3.09
Granted	440,000,000	.0050
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, March 31, 2014	461,834,906	4.84
Exercisable, March 31, 2014	461,834,906	4.84

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

16.	Loss per Share

The following table presents the computations of basic and dilutive loss per share:

	(Restated)
	March 31, 2014	March 31, 2013
Net Income (Loss)	$(10,240,334)	$(1,058,459)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.01)	$(0.02)
Net income (loss) per share – diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic	1,422,860,391	60,291,720
Weighted average common shares outstanding – diluted	1,422,860,391	60,291,720

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

18.	Litigation

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

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $ 535,833.33 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement.  Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to Justice Oing directly. The company's attorneys argued in court that with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

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

19.	Subsequent Events

The Company has evaluated its subsequent events through September 26, 2014, the date the condensed consolidated financial statements were available to be issued. Except as disclosed below, there were no additional significant subsequent events requiring disclosure.

In April 2014, Convertible Debenture and Note Holders converted $263,421 of principal into 124,088,476 shares of its Company’s common stock.

In May 2014, Convertible Debenture and Note Holders converted $171,500 of principal into 99,968,831 shares of its Company’s common stock.

In June 2014, Convertible Debenture and Note Holders converted $287,130 of principal into 254,072,898 shares of its Company’s common stock.

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

General and administrative expenses were $1,005,443 and $715,645 for the three months ended March 31, 2014 and 2013, respectively. The following are the significant components of the general and administrative costs:

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

Changes in Fair Value of Derivative Liability

The Company has issued various instruments (as detailed below) which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three months ended March 31, 2014 and 2013, the Company recorded income in the amount of $8,476,056 and $654,998, respectively, relating to the change in value of all its derivative liabilities. During the three months ended March 31, 2014, the company recorded income on conversions of convertible debt to equity in the amount of $399,762, as compared to $0 for the three months ended March 31, 2013. During the three months ended March 31, 2014, the company recorded financing costs of $17,119,990 relating to derivative liabilities created upon the issuance of convertible debt instruments as compared to financing costs of $130,650 for the three months ended March 31, 2013.

The instruments with derivative properties are as follows:

Convertible Debt - Derivative Liabilities

In May 2011, IntelliCell completed a convertible debt offering aggregating $1,385,000. The units offered consist of a $50,000 subordinated convertible debenture payable one year from the date of issue with interest at a rate of 6% and convertible, at the option of the holder, into the Company’s common stock at an initial conversion price of $1.72 per share. Each unit also included a detachable five (5) year warrant to purchase 57,143 shares of IntelliCell’s common stock at an exercise price of $1.72 per share.  The proceeds from the issuance of convertible debt securities with detachable warrants were allocated between the warrants and the debt security. The discount is being amortized over the life of the debt. As of December 31, 2011, the Company recorded an original issue discount of $288,564 related to the value of the warrants that will be amortized as interest expense over the initial one year term of the convertible debentures. As of December 31, 2011 , the Company has recognized $ 216,422 of interest expense as a result of such amortization.

The Company accounted for the conversion features underlying the convertible debentures an issued in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued during the year ended December 31, 2011 at the relevant commitment dates to be $32,209 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $293 and a reduction to income of $437,013 for the three months ended March 31, 2014 and 2013, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $0 and $3,683 at March 31, 2014 and December 31, 2013, respectively. All notes were assumed and assigned to other investors in the three months ended March 31, 2014

The Company accounted for the detachable warrants included with the convertible debentures as liabilities in accordance with GAAP, as the warrants are subject to anti-dilution protection and could result in them being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate feature of the warrants issued during year ended December 31, 2011 at the relevant commitment dates to be $332,401 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the warrants resulted in a reduction to income of $3,060 and $211,015, respectively for the three months ended March 31, 2014 and 2013, respectively, which is included in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $9,314 and $6,254 at March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company had 100,000 Class A and 100,000 Class B warrants outstanding, that were not exchanged and retained their anti-dilutive properties. The change in fair value for the conversion feature resulted in a net increase in income of $179 for the three months ended March 31, 2014. The value of the derivative liabilities was $660 and $481 as of March 31, 2014 and December 31, 2013, respectively.

Loss before income tax and Net Loss

Loss before income tax for the three months ended March 31, 2014 and March 31, 2013 was $10,240,334 and $1,058,459, respectively, which includes reduction of charges for the non-cash change in fair value of derivative liabilities of $8,476,056 for the three months ended March 31, 2014 and a reduction of charges for the non-cash change in fair value of derivative liabilities of $654,998 for the three months ended March 31, 2013. The loss before income tax for the three months ended March 31, 2014 included non cash expense for financing costs of $16,404,376, relating to derivative liability costs upon issuance of convertible debt instruments Furthermore, loss before income tax for the three months ended March 31, 2014 and 2013 included non-cash expense for Employee Stock Compensation of $342,135 and $360,360, respectively.  As we are still implementing our business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2014 of $4,829,000, compared to a working capital deficit at December 31, 2013 of $8,527,193.

Our cash and cash equivalents as of March 31, 2014 was $ 1,000,331 , compared to cash balances at December 31, 2013 of $0 . We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing limited cash balances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional debt and equity based financings to maintain our operations.

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

Net cash used in operating activities

Net cash used in operating activities was $1,522,669 and $248,058 for the three months ended March 31, 2014 and March 31, 2013, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services, changes in the fair value of our derivative liabilities,financing costs, amortization and depreciation. For the three months ended March 31, 2014, operating activities were impacted by a decrease in accounts payable and accrued liabilities of $33,666 and an increase in accrued interest of $120,337. For the three months ended March 31, 2013, operating activities were impacted by an increase in our accounts payable and accrued liabilities of $446,192, accrued interest of $28,770, and accrued liabilities to related parties of $113,750.

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

At March 31, 2014 and December 31, 2013, the Company had a total of Notes Payable of $392,883 and $727,545, respectively.

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

At any time, and at its sole option, YA Global can convert a portion or all amounts of principal and interest due and outstanding under the YA Global Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $2,100,000 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

The Dominion Capital Debenture matures on March 24, 2015 and accrues interest at an annual rate equal to 7.5%. At any time, and at its sole option, Dominion Capital can to convert a portion or all amounts of principal and interest due and outstanding under the Dominion Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $746,092 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

As of March 31, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $1,088.

Issuance of Convertible Debentures – Vendor Services

In the quarter ended March 31, 2014, the Company issued a total of secured convertible debentures in the amount of $1,427,878 to 12 vendors that were owed fees for services rendered through December 31, 2013. Under the terms of the agreements, the debenture holders have the right of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debentures require repayment on December 31, 2014 and bear a 10% simple annual interest rate. The convertible debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the Common Stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $1,427,878 of debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At March 31, 2014, the balance due on the vendor debentures was principal of $1,427,878 and accrued interest of $35,697.

Redwood Management, LLC Convertible Debentures

On January 17, 2014 and on January 31, 2014, the Company issued secure convertible debentures to Redwood Management, LLC for $67,000 and $75,000, respectively (combined, the “Redwood Debentures”). Under the terms of the agreement, Redwood Management, LLC has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Redwood Debentures require repayment on the date of the note and bears a 12% simple annual interest rate. The Redwood Debentures are convertible into shares of the Company’s common stock at a price equal to 5% of the lowest traded price (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $75,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

May Davis Partners Convertible Debentures

On March 5, 2014 the Company issued a secure convertible debenture to May Davis Partners for $25,000 (the “May Davis Debenture”). Under the terms of the agreement, May Davis Partners has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the May Davis Debenture require repayment on the date of the note and bears a 10% simple annual interest rate. The May Davis Debenture are convertible into shares of the Company’s common stock at a price equal to 52% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $25,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

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

At March 31, 2014 and December 31, 2013, the Company had a total principal balance of convertible debentures of $5,311,892 and $840,900. At March 31, 2014 and December 31, 2013, the Company had balances, net of unamortized debt discounts, of $502,872 and $452,607.

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

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations-Face Value		$8,021,046

Current Operating Lease Obligations		$665,555

Total Obligations		$8,686,601

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

This amended quarterly report on Form 10-Q/A reflects certain corrections made in connection with the Company’s accounting for the application of fair value assessment for transactions involving derivative obligations related to the issuance of convertible debt instruments. The transactions include (1) derivative valuation at inception of the debt instrument, (2) upon conversion of the instrument to common stock, (3) upon assignment of the debt instrument and (4) upon valuation of the derivative at March 31, 2014. The Company also detected errors in the recording of debt discounts, upon issuance of debt instruments. These incorrectly recorded debt discounts also affected amortization expense for the period ended March 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014 .

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2014 included in this amended quarterly report on Form 10-Q/A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014 , there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Not applicable.

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

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICELL BIOSCIENCES, INC.

Date: October 9, 2014	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

