Form 10-Q
period 2014-06-30
Intellicell Biosciences, Inc.
filed 2014-10-10
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Number of shares of common stock issued and outstanding as of October 9, 2014 is 3,655,052,841.

1

INTELLICELL BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Intellicell BioSciences, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

		(Restated)
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$—	$—
Cash, restricted	321,404	—
Other current assets	—	9,000
Total Current Assets	321,404	9,000

Property and equipment, net	2,494,651	2,670,499

OTHER ASSETS:
Financing fees, net	1,274	8,712
Security deposit	525,453	525,453
Total Other Assets	526,727	534,165
TOTAL ASSETS	$3,342,782	$3,213,664

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures, net of discounts	$1,178,135	$452,607
Convertible promissory notes, net of discounts	1,928,583	2,755,986
Notes payable	277,100	727,545
Accounts payable and accrued liabilities	1,005,243	2,609,254
Accrued interest	478,814	388,302
License fee payable	922,500	922,500
Deferred rent liability	373,893	372,378
Accrued liabilities, related party, net	381,261	307,621
Derivative liabilities	9,095,410	6,958,822
Total Current Liabilities	15,640,939	15,495,015

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,057 and 15,057 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	151	151
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	565	565
Series F convertible preferred stock, no par value, 51 shares authorized, 51 and 0 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value, 3,500,000,000 and 1,500,000,000 shares authorized, 2,580,182,042 and 922,722,023 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	258,018	92,272
Additional paid in capital	48,607,989	41,256,261
Accumulated deficit	(61,164,953)	(53,630,673)
TOTAL STOCKHOLDERS' DEFICIT	(12,298,157)	(12,281,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,342,782	$3,213,664

The accompanying notes are an integral part of these condensed consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30	June 30	June 30	June 30
	2014	2013	2014	2013
REVENUES:
Revenues - related party	$32,500	$—	$65,000	$—
TOTAL REVENUES	32,500	—	65,000	—

COST OF GOODS SOLD:
Cost of goods sold	2,926	—	7,545	—
TOTAL COST OF GOODS SOLD	2,926	—	7,545	—

GROSS PROFIT	29,574	—	57,455	—

OPERATING EXPENSES:
Research and development	90,500	344,725	270,500	501,803
Sales and marketing	26,380	—	34,530	4,828
General and administrative	811,613	547,473	1,792,851	1,263,119
Employee stock based compensation	342,135	342,135	684,270	702,495
Non-employee stock based compensation	—	—	93,333	300,000
TOTAL OPERATING EXPENSES	1,270,628	1,234,333	2,875,484	2,772,245

LOSS FROM OPERATIONS	(1,241,054)	(1,234,333)	(2,818,029)	(2,772,245)

OTHER INCOME (EXPENSE):
Income/(Loss) on conversion of debt to equity	32,929	(2,845,458)	432,691	(2,845,458)
Interest expense	(93,446)	(48,749)	(377,376)	(93,645)
Other income (expense)	—	—	(135,258)	—
Financing costs	(1,334,460)	(37,100)	(18,454,450)	(167,750)
Change in fair value of derivative liabilities	5,342,086	249,565	13,818,141	904,563
TOTAL OTHER (EXPENSE) INCOME	3,947,109	(2,681,742)	(4,716,252)	(2,202,290)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,706,055	(3,916,075)	(7,534,281)	(4,974,535)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	2,706,055	(3,916,075)	$(7,534,281)	$(4,974,535)

INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.06)	$(0.00)	$(0.08)
Diluted	$0.00	$(0.06)	$(0.00)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	2,237,459,605	65,540,474	1,830,159,998	62,920,596
Diluted	23,779,489,866	65,540,474	1,830,159,998	62,920,596

The accompanying notes are an integral part of these  condensed consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,534,281)	$(4,974,535)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Common stock issued for consulting services	—	—
Income recognized on conversion of debt to common equity	(432,691)	—
Employee stock compensation	684,270	702,495
Loss on conversion of accounts payable to common stock	—	2,845,458
Depreciation and amortization expense	206,405	181,453
Amortization of financing costs	7,438	92,750
Amortization of Debt Discounts	1,902,727
Financing costs	16,014,149	75,000
Interest from original issue discount on convertible debentures	100,000	1,126
Change in fair value of derivative liabilities	(13,818,141)	(904,563)
Guaranteed interest on convertible promissory notes	46,430	—
Promissory notes issued for services rendered	115,783	—
Stock compensation issued for services in excess of proceeds	328,459	300,000
Changes in operating assets and liabilities:
Other current assets	9,000	—
Accounts payable and accrued expenses	(201,459)	825,682
Accrued interest	325,717	77,519
License fee payable	—	—
Deferred income	—	—
Deferred rent	1,515	—
Accrued liabilities, related party	73,640	251,940

NET CASH USED IN OPERATING ACTIVITIES	(2,171,039)	(525,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,557)	(4,271)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(30,557)	(4,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	2,587,000	—
Proceeds from issuance of notes payable, net	30,000	225,000
Principal payments towards notes payable	(94,000)	—
Proceeds from related party advances	—	274,893
Proceeds from sale of common stock	—	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,523,000	519,893
Net increase (decrease) in cash	321,404	(10,053)

Cash, beginning of the period	—	10,159

Cash, end of the period	$321,404	$106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$15,000
Cash paid for taxes	$524	$—

NON-CASH ACTIVITIES:
Conversion of principal of convertible debentures to common stock	$666,472	$—
Conversion of principal of convertible promissory notes to common stock	$1,052,716	$—
Conversion of accrued interest to common stock	$218,847	$—
Return and re-issuance of common stock for related party liabilities	$79,227	$—
Common stock mistakenly returned	$28	$—
Issuance of convertible promissory notes in lieu of accrued salaries, related parties	$80,000	$—
Assignment of convertible promissory note to convertible debenture	$500,000	$—
Conversion of Accounts Payable and Accrued Expenses to Common Stock	—	567,542
Conversion of note payable to common stock	—	500,000
Original Issue discount attributed with a note payable	—	11,111
Issuance of convertible debentures in lieu of accounts payable	$1,427,877	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

IntelliCell BioSciences Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reverse Merger

On April 27, 2011, IntelliCell and Media Exchange Group, Inc. (“MEG”) entered into an Agreement and Plan of Merger which was amended on June 3, 2011 (the “Merger Agreement”).  Under the terms of the Merger Agreement, a subsidiary of MEG (“Merger Sub”) merged into IntelliCell.  The Merger Sub ceased to exist as a corporation and IntelliCell continued as the surviving corporate entity.  As a result of the merger, MEG’s former shareholders acquired majority of IntelliCell’s outstanding common stock and all of IntelliCell’s Series B preferred stock.  The recapitalized IntelliCell Biosciences, Inc. is hereafter referred to as “IntelliCell” or the “Company”. As consideration for the Merger, the holders of an aggregate of 7,975,768 shares of IntelliCell’s common stock exchanged their shares of common stock for an aggregate of 15,476,978 shares of the Company’s common stock and Dr. Steven Victor, the principal shareholder of IntelliCell and Chief Executive Officer (“CEO”), exchanged an aggregate of 10,575,482 shares of IntelliCell’s common stock for an aggregate of 20,521 shares of the Company’s series B preferred stock. Each share of series B preferred stock is convertible into 1,000 shares of the Company’s common stock. In addition, the holders of the series B preferred stock are entitled to notice of stockholders’ meetings and to vote as a single class with the holders of the Common Stock on any matter submitted to the stockholders for a vote, and are entitled to the number of votes equal to the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of the vote multiplied by (b) ten (10). The closing of the Merger took place on June 3, 2011 (the “Closing Date”).

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

2.	Restatement of Previously Issued Financial Statements

Prior to the filing of our Form 10-Q for the quarter ended June 30, 2014, the Company identified errors in accounting for application of fair value assessment for transactions involving derivative obligations, including derivative valuation at inception, conversion, assignment and period end. The Company also detected errors in the recording of debt discounts. The Company has assessed the impact of the accounting errors on its 3rd quarter 2013 financial statements, year-end December 31, 2013 financial statements and 1st quarter 2014 financial statements, and concluded that, although there was no impact on the Company’s cash position, the effect on its financial statements was material.

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

	September 30, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$1,725,719	$1,481,595
Derivative Instruments (long term)	6,876	2,913,730
Accumulated deficit	$(44,554,265)	$(47,216,995)

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Statement of Operations	As Filed	As Restated	As Filed	As Restated

Changes in fair value of derivative instruments	$75,581	$(1,134,691)	$980,144	$(230,128)
Financing Costs	(856,019)	(2,302,602)	(1,023,769)	(2,470,352)
Net Loss	(1,817,096)	(4,479,827)	(6,791,631)	(9,454,362)
Net Loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

	December 31, 2013
Balance Sheet	As Filed	As Restated

Convertible Debentures	$840,900	$452,607
Notes Payable	341,100	727,545
Convertible Promissory Notes	3,505,883	2,755,986
Derivative Instruments (long term)	3,774,790	6,958,822
Additional paid-in-capital	38,961,322	41,256,261
Accumulated deficit	$(48,903,450)	$(53,630,673)

	Year ended December 31, 2013
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(2,787,770)	$(2,944,352)
Financing Costs	(305,112)	(4,606,010)
Income (Loss) on Conversion of Debt	(2,137,266)	(2,272,409)
Net Loss	(11,140,817)	(15,868,039)
Net Loss per share, basic and diluted	$(0.07)	$(0.10)

	March 31, 2014
Balance Sheet	As Filed	As Restated

Convertible Debentures	$5,311,892	$502,872
Convertible Promissory Notes	2,316,271	1,749,793
Derivative Instruments (long term)	14,055,788	15,128,073
Additional paid-in-capital	40,535,612	46,807,939
Accumulated deficit	$(61,908,223)	$(63,871,00	6)

	Three months ended March 31, 2014
Statement of Operations	As Filed	As Restated

Changes in fair value of derivative instruments	$(10,280,997)	$8,476,056
Financing Costs	(715,614)	(17,119,990)
Income (Loss) on Conversion of Debt	-0-	399,762
Net Loss	(13,004,773)	(10,240,334)
Net Loss per share, basic and diluted	$(0.01)	$(0.01)

The Company anticipates filing its amended Form 10Q’s for the nine months ended September 30, 2013 and three months ended March 31, 2014 and its amended Form 10K for year ended December 31, 2013 on October 7, 2014.

3.	Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $61,164,954 and a working capital deficit of $15,319,535 as of June 30, 2014, respectively. Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our 2013 Annual Report. Results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

As disclosed in Note 2, the financial statements for the year ended December 31, 2013, periods ending September 31, 2013, and March 31, 2014 have been restated.

Prior to the filing of our Form 10-Q for the quarter ended June 30, 2014, the Company identified errors in accounting for application of fair value assessment for transactions involving derivative obligations, including derivative valuation at inception, conversion, assignment and period end. The Company also detected errors in the recording of debt discounts. The Company has assessed the impact of the accounting errors on its 3rd quarter 2013 financial statements, year-end December 31, 2013 financial statements and 1st quarter 2014 financial statements, and concluded that, although there was no impact on the Company’s cash position, the effect on its financial statements was material.

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

Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 15.

Revenue Recognition

The Company licenses independent third parties to use the Company’s technology in order to enable them to establish tissue processing centers in major metropolitan markets, as well as establishing centers it will operate.  Each center will utilize the Company’s proprietary technology in conjunction with a suite of laboratory equipment selected by the Company that will enable the lab to process adipose tissue into stromal vascular fraction containing adipose stem cells using the Company’s technology and protocols.  In certain centers, the Company will maintain ownership of the laboratory equipment and in other cases the laboratory equipment will be sold to an independent party.  These license fees are payable upon signing of a license agreement and are recognized as revenue ratably over the license term.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist primarily of funds received that are restricted for specific purposes or cash set aside and restricted for specific payments. As of June 30, 2014 and December 31, 2013, the Company has restricted cash of $321,404 and $0, respectively. Cash escrow agreements were executed under the YA Global financing agreement. Funds of $260,362 were placed in escrow for payment of taxes owed to Internal Revenue Service and the State of New York. Funds of $450,000 were placed in escrow for which $200,000 is to be used for the Dr. James Andrews Consulting agreement payments and $250,000 to be used solely for the legal and accounting costs associated with the Company’s 2013 and 2014 review and filings of forms 10K and 10Q. During the six months ended June 30, $343,622 was paid from the $450,000 escrow for accounting fees and Dr. Andrews Consulting agreement and $45,336 was paid to the State of New York from the $260,362 tax escrow.

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

Derivative Instruments

Derivative instruments consist of common stock warrants, and certain instruments embedded in certain convertible debentures and promissory notes which meet the criteria for bifurcation from their host contract. These derivative instruments are recorded in the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

If the Company were required to settle its outstanding warrants and convertible debt as of June 30, 2014, we would be required to issue 18,222,083,126 common shares for the settlement of warrants and 3,297,639,134 for the settlement of outstanding convertible debt. The Company determined that the settlement of these outstanding financial instruments would exceed our authorized shares of 3,500,000,000 at June 30, 2014 by 18,019,722,261. Pursuant to FASB ASC 815-40, the Company would be required to reclassify these contracts from equity to liabilities. As permitted by FASB ASC 815-40, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest inception date first which essentially sets the order of preference for settling the financial instruments. As a result of the Company’s policy settlement it was determined that reclassification of financial instruments initially recorded in equity was not required.

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

Net Earnings per Share

Basic net earnings per share is calculated by dividing the net earnings for the period by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is calculated by dividing earnings for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that could be issued. Dilutive securities include stock options and warrants granted and convertible debt.  The Company’s earnings attributable to common stockholders, along with the dilutive effect of potentially issuable common stock due to outstanding options warrants and convertible securities cause the normal computation of diluted earnings per share to be smaller than the basic earnings per share.

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

5.	Property and Equipment, net

The Company’s property and equipment at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013
Lab equipment	$218,291	$206,089
Leasehold Improvements	2,227,078	2,226,181
Furniture & Fixtures	465,041	463,769
Computer Equipment	433,001	416,816
	3,343,411	3,312,855
Less Accumulated depreciation and amortization	848,760	642,356
Property and Equipment, net	$2,494,651	$2,670,499

Depreciation and amortization expense for the six months ended June 30, 2014 and 2013 was $206,405 and $181,453, respectively and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Accounts payable	$645,779	$2,020,971
Accrued liabilities	63,896	154,040
Accrued payroll	295,568	434,243
Total	$1,005,243	$2,609,254

7.	License Fees Payable

During the years ended December 31, 2013 and 2012, the Company executed various license agreements and collected an aggregate of $1,222,500 in license fees for six centers which never commenced operations. Recognition of such revenue had been deferred pending commencement of operations. The Company was unable to perform its obligations in regards to the licensing agreements and, accordingly, the agreements were cancelled.  The Company has classified the amounts to be returned to the former licensees as Licensee Fees Payable on the condensed consolidated balance sheet.

In 2013, the Company converted three different license fees outstanding into convertible debentures totaling $300,000, bringing the total balance as of June 30, 2014 to $922,500.

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

As of June 30, 2014 and December 31, 2013, the principal balance of the Consorteum Notes amounted to $236,600 and $236,600, and accrued interest amounted to $62,648 and $55,688, respectively. These Consorteum Notes are currently in default.

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

May Davis Partners Note Payable

On September 4, 2013, the Company issued a promissory note in the amount of $75,000, for $75,000 cash, of which $72,000 went to pay accrued expenses for accounting fees and $3,000 were expensed as legal fees, to May Davis Partners (the “May Davis Note”). The terms of the May Davis Note require repayment in 21 days and 10% compounded interest effective upon the maturity date of September 25, 2013. The May Davis Note was paid in full in January 2014. Accrued interest of $2,842 is still outstanding at June 30, 2014.

Sichenzia Ross Notes Payable

On September 16, 2013, the Company issued a promissory note in the amount of $386,445 to Sichenzia Ross Friedman Ference LP, for outstanding legal fees due (the “Sichenzia Note”). The terms of the Sichenzia Note required repayment by December 31, 2013, and annual simple interest of 10%.

On January 9, 2014 the Company was advised that the Sichenzia Notes were assigned to Redwood as part of Redwood Deal #3 (see Note 10).

In March of 2014, the Company was advised that $193,223 of the note was re-assigned from Redwood to Dominion Capital.

MD Global Partners, LLC Notes Payable

On October 11, 2013 and November 6, 2013, the Company issued promissory notes in the amount of $15,000 and $4,000, respectively for compensation due to MD Global Partners for services of raising capital for the Company (the “MD Global Notes”). The terms of the MD Global Notes require repayment on demand and 10% interest compounded annually. The MD Global Notes were paid in full in January 2014. Accrued interest of $456 is outstanding at June 30, 2014.

Highland Capital Notes Payable

On December 11, 2013 and December 20, 2013, the Company issued promissory notes to Highland Capital (the “Highland Notes”) in the amount of $5,500 for money owed to a stock transfer agent and $5,000 for legal expenses owed, respectively. The Highland Notes were due June 25, 2014 and July 1, 2014, respectively. The interest rate on the Highland Notes is not specified. The Highland Notes are currently due and payable.

As of June 30, 2014 and December 31, 2013, the principal balance of the Highland Notes were $10,500.

Sherb Note Payable

On January 6, 2014, the Company issued a promissory note to Sherb & Co. (the “Sherb Note”) in the amount of $115,785 for money owed for accounting services prior to the Reverse Merger of April 2011. The Sherb Note is due December 31, 2014 and has simple interest of 10% per annum.

On April 14, 2014, the Company was advised that the note was assigned to May Davis Partners Acquisition Company, LLC. As part of the assignment the Company issued a convertible note to May Davis Partners Acquisition.

Kaplan Note Payable

On March 5, 2014, the Company issued a promissory note to Jeffrey Kaplan (the “Kaplan Note”) in the amount of $30,000 for working capital advance. The Kaplan Note was due on March 10, 2014 and has simple interest of 10% per annum.

At June 30, 2014, the principal balance on the Kaplan Note was $30,000 and accrued interest was $975.

As of June 30, 2014 and December 31, 2013, the principal balance of the Company's notes payable were as follows:

		(Restated)
	June 30, 2014	December 31, 2013
Consorteum Notes	$236,600	$236,600
May Davis Notes	—	75,000
MD Global Notes	—	19,000
Highland Notes	10,500	10,500
Sichenzia Ross	—	386,445
Kaplan Note	30,000	—
Total	$277,100	$727,545

9.	Related Party Transactions

Rent

The Company is provided office and lab facilities and related services by a company owned by the Company’s CEO, a significant shareholder (Note 15, Commitments). The Company has recorded rent and utilities expenses of $215,350 and $193,800, respectively, for the six months ended June 30, 2014 and 2013.

Officer Salary

The Company has recorded a salary expense of $68,750 and $68,750 for the three months ended June 30, 2014 and 2013 and $137,500 and $137,500 for the six months ended June 30, 2014 and 2013, respectively for the Company’s CEO, and a shareholder and a salary expense totaling approximately $45,000 and $45,000 for the three months ended June 30, 2014 and 2013 and $90,000 and $90,000 for the six months ended June 30, 2014 and 2013, respectively, recorded for the Company’s Executive Vice President, a shareholder and the spouse of the Company's CEO.

 Officer Advance

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

Advances due for working capital purposes amounted to $-0 as of June 30, 2014 and December 31, 2013, respectively.

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

In consideration for the services to be provided under the Agreement, Regen Medical was to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to a an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011;  provided , however , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company recognized revenue of $0 and $514,000 for the year ended December 31, 2013 and 2012, respectively, under the agreements.

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

Revenue

Intellicell charges Regen Medical a processing fee of $2,500 for each tissue processing case that uses Intellicell’s proprietary process. For the six months ended June 30, 2014, Intellicell completed 26 cases for a total revenue of $65,000. All cases were performed for Regen Medical patients.

Research and Development

Research and development costs for the six months ended June 30, 2014 and 2013 were $270,500 and $501,803 respectively. These fees were accrued and paid to Regen Medical for services as the attending physician in twenty six (26) and thirty eight (38) patient cases respectively. These cases are included as part of the Company’s ongoing research of its technologies and processes.

As of June 30, 2014 and December 31, 2013, accrued research fees totaled $0 and $361,000, respectively.

Accrued liabilities, related parties, net

The Company has ongoing transactions with related parties. These parties extend credit on behalf of the Company.

As of June 30, 2014 and December 31, 2013, the following related party amounts were due from (to) the Company:

	6/30/14	12/31/2013
Fees Receivable From Regen for Processing of adipose tissues for Regen patients	$(32,500)	$—
Advances to Dr. Steven Victor, CEO	-0-	(530,534)
Credit card payables	2,072	176,940
Accrued research fees, Due to Regen Medical, net of Advances of $93,174 as December 31, 2013	-0-	267,826
Accrued payroll	411,689	393,389
Totals	$381,261	$307,621

10.	Convertible Debentures

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

On May 17, 2012, the holder of an aggregate of $500,000 principal amount of IntelliCell Notes informed the Company that it is in default and demanded repayment under the IntelliCell Notes. Pursuant to the terms of the IntelliCell Notes, upon the occurrence, after the expiration of a cure period of fifteen (15) days with respect to monetary defaults, following the receipt by the Company of written notice from a holder of a default in the payment of any installment of principal or interest, or any part thereof, when due, a holder, at its election may accelerate the unpaid balance of the principal and all accrued interest due under this Note and declare the same payable at once without further notice or demand. Upon an event of default under the IntelliCell Notes, the holders of the IntelliCell Notes shall be entitled to, among other things (i) the principal amount of the IntelliCell Notes along with any interest accrued but unpaid thereon and (ii) costs and expenses in connection with the collection and enforcement under the IntelliCell Notes, including reasonable attorneys’ fees.  As a result of the notice of default, the IntelliCell Notes in the aggregate principal amount of $1,360,000 were immediately due and payable. In conjunction with the agreement arrangements with the note holders, $77,744 of accrued interest was converted to 89,358 shares of the Company's common stock in May 2012. Furthermore, a $25,000 convertible debenture and related accrued interest of $904 was converted to 29,436 shares of common stock during the year ended December 31, 2012.

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

During the six months ended June 30, 2014, $210,900 of the principal balance of the Hudson debentures and $6,417 of the accrued interest was converted to 240,949,354 shares of common stock.

As of June 30, 2014 and December 31, 2013, the Hudson Debentures had a principal balance totaling $-0- and $210,900, and accrued interest of $3,303 and $4,527, respectively.

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

During the six months ended June 30, 2014, $200,000 of the principle balance of the Burrington Debentures and $13,050 of the accrued interest were converted to 234,135,918 shares of common stock.

At June 30, 2014, the Burrington Debentures had a principal balance totaling $100,000 and accrued interest of $14,903.

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

During the six months ended June 30, 2014, $25,000 of the principal balance of the KesselBrenner Debentures was converted into 27,203,482 shares of common stock.

At June 30, 2014, the KesselBrenner Debentures had a principal balance totaling $25,000 and accrued interest of $3,756.

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

During the six months ended June 30, 2014, $58,286 of the principal balance of the Liben Debentures was converted into 63,422,742 shares of common stock.

At June 30, 2014, the Liben Debentures had a principal balance totaling $76,715 and accrued interest of $9,264.

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

During the six months ended June 30, 2014, $42,286 of the principal balance of the Brother Debentures was converted into 68,836,230 shares of common stock.

At June 30, 2014, the Brother Debentures had a principal balance totaling $107,714 and accrued interest of $12,809.

Patrick Tuohy, Convertible Debentures

On January 30, 2014, Patrick Tuohy was assigned and assumed a total of $10,000 from holders of the May 2011 offering (the “Tuohy Debentures”). Under the terms of the agreement, Patrick Tuohy has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Tuohy Debentures require repayment on the date of the note and bears a 6% simple annual interest rate. The Tuohy Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debenture has been bifurcated from the host contract and accounted for separately as a derivative.

During the six months ended June 30, 2014, $10,000 of the principal balance of the Tuohy Debentures was converted into 10,881,392 shares of common stock.

At June 30, 2014, the Tuohy Debentures had a principal balance totaling $0 and accrued interest of $969.

Redwood Management, LLC Convertible Debentures

On January 17, 2014 and on January 31, 2014, the Company issued secure convertible debentures to Redwood Management, LLC for $67,000 and $75,000, respectively (combined, the “Redwood Debentures”). Under the terms of the agreement, Redwood Management, LLC has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Redwood Debentures require repayment on the date of the note and bears a 12% simple annual interest rate. The Redwood Debentures are convertible into shares of the Company’s common stock at a price equal to 52% of the lowest traded price (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $75,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, the Redwood Debentures had a principal balance totaling $142,000 and accrued interest of $7,189.

MD Global Convertible Debentures

On January 9, 2014 the Company issued a secure convertible debenture to MD Global for $50,000. Under the terms of the agreement, MD Global has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the MD Global Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The MD Global Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $50,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, the MD Global Debentures had a principal balance totaling $50,000 and accrued interest of $2,403.

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

During the six months ended June 30, 2014, May Davis Partners converted $20,000 of a convertible debenture issued for financing fees into 9,157,509 shares of the Company’s common stock.

At June 30, 2014, the May Davis Debenture had a principal balance totaling $25,000 and accrued interest of $1,163.

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

During the six months ended June 30, 2014, $100,000 of the principal balance of the Empire Equity Debentures and $704 of the accrued interest was converted into 63,011,684 shares of common stock.

At June 30, 2014, the Empire Equity Debentures had a principal balance totaling $-0- and accrued interest of $1,330.

License Fee Conversions

On December 31, 2013, the Company issued three separate secured convertible debentures totaling $300,000 to convert license fees due certain third parties. Bill Hess, POBD Holding Co. was issued a convertible debenture for $80,000. Patty Dixon, Allwin Scientific Corp. was issued a convertible debenture for $60,000. Brian Kozer, MD was issued a convertible debenture for $160,000. The terms of these convertible debentures were the same: a maturity date of January 1, 2014, 10% simple interest calculated on a 360 day year, and a conversion rate equal to 48.5% of the average of the three lowest traded prices (not the same day) of the common Stock, determined on the then current trading market for the Common Stock for 20 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $300,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

As of June 30, 2014 and December 31, 2013, the three convertible debentures from license fees had a balance due of $300,000, respectively, and had accrued interest of $45,000 and $30,000, respectively. These debentures are currently in default.

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

The YA Global Debenture matures on March 11, 2015 and accrues interest at an annual rate equal to 7.5%. At any time, and at its sole option, YA Global can to convert a portion or all amounts of principal and interest due and outstanding under the YA Global Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $2,100,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

As of June 30, 2014, the YA Global Debenture had a principal balance of $2,100,000 and accrued interest of $48,125.

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

As of June 30, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $15,077.

Issuance of Convertible Debentures – Vendor Services

On January 1, 2014, the Company issued a secured convertible debenture with The Roth Firm for $196,612 to memorialize outstanding accounts payable. Under the terms of the agreement, The Roth Firm has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the Common Stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $196,612 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, The Roth Firm had a principal balance of $196,612 and accrued interest of $9,831.

On January 1, 2014, the Company issued a secured convertible debenture with Mintz Levin for $25,382 to memorialize outstanding accounts payable. Under the terms of the agreement, Mintz Levin has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $25,382 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, Mintz Levin had a principal balance of $25,382 and accrued interest of $1,269.

On January 1, 2014, the Company issued a secured convertible debenture with Biologics Consulting Group for $93,006 to memorialize outstanding accounts payable. Under the terms of the agreement, Biologics Consulting Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $93,006 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, Biologics Consulting Group had a principal balance of $93,006 and accrued interest of $4,650.

On January 1, 2014, the Company issued a secured convertible debenture with Michael Friedman for $200,000 to memorialize outstanding compensation. Under the terms of the agreement, Michael Friedman has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $200,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, Michael Friedman had a principal balance of $200,000 and accrued interest of $10,000.

On January 1, 2014, the Company issued a secured convertible debenture with University of Florida, Department of Materials Sciences & Engineering for $33,781 to memorialize outstanding accounts payable. Under the terms of the agreement, University of Florida, Department of Materials Sciences & Engineering has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $33,781 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, University of Florida, Department of Materials Sciences & Engineering had a principal balance of $33,781 and accrued interest of $1,689.

On January 1, 2014, the Company issued a secured convertible debenture with Hunton & Williams, LLP for $187,107 to memorialize outstanding accounts payable. Under the terms of the agreement, Hunton & Williams, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $187,107 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, Hunton & Williams, LLP had a principal balance of $187,107 and accrued interest of $9,355.

On January 1, 2014, the Company issued a secured convertible debenture with Lucosky Brookman, LLP for $124,812 to memorialize outstanding accounts payable. Under the terms of the agreement, Lucosky Brookman, LLP has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $124,812 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, Lucosky Brookman, LLP had a principal balance of $124,812 and accrued interest of $6,241.

On January 1, 2014, the Company issued a secured convertible debenture with Buchanan Ingersoll & Rooney for $525,583 to memorialize outstanding accounts payable. Under the terms of the agreement Buchanan Ingersoll & Rooney has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $525,583 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, Buchanan Ingersoll & Rooney had a principal balance of $525,583 and accrued interest of $26,279.

On January 1, 2014, the Company issued a secured convertible debenture with Charles River for $6,229 to memorialize outstanding accounts payable. Under the terms of the agreement Charles River has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $6,229 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, Charles River had a principal balance of $6,229 and accrued interest of $311.

On January 1, 2014, the Company issued a secured convertible debenture with Heilscher for $8,522 to memorialize outstanding accounts payable. Under the terms of the agreement Heilscher has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $8,522 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

On June 30, 2014, Heilscher had a principal balance of $8,522 and accrued interest of $426.

On January 1, 2014, the Company issued a secured convertible debenture with Millipore for $13,611 to memorialize outstanding accounts payable. Under the terms of the agreement Millipore has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $13,611 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

On June 30, 2014, Millipore had a principal balance of $13,611 and accrued interest of $681.

On January 1, 2014, the Company issued a secured convertible debenture with The Shore Group for $13,234 to memorialize outstanding accounts payable. Under the terms of the agreement The Shore Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $13,234 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

On June 30, 2014, The Shore Group had a principal balance of $13,234 and accrued interest of $662.

As of June 30, 2014 and December 31, 2013, the principal balance of the Company's convertible debentures were as follows:

	June 30, 2014	December 31, 2013
May 2011 Convertible Debentures	$—	$330,000
Hudson Convertible Debentures, Net of Unamortized Debt Discount of $-0- and $88,293	—	122,607
Hess Convertible Debentures, Net of Unamortized Debt Discount of $48,532 and $80,000	31,468	-0-
Dixon Convertible Debentures, Net of Unamortized Debt Discount of $36,400 and $60,000	23,600	-0-
Kozer Convertible Debentures, Net of Unamortized Debt Discount of $97,820 and $160,000	62,180	-0-
Burrington Convertible Debentures, Net of Unamortized Debt Discount of $23,604 and $-0-	76.396	—
YA Global Convertible Debentures, Net of Unamortized Debt Discount of $1,900,661 and $-0-	199,339	—
Kesselbrenner Convertible Debentures, Net of Unamortized Debt Discount of $5,901 and $-0-	19,099	—
Liben Convertible Debentures, Net of Unamortized Debt Discount of $17,170 and $-0-	59,545	—
Brother Convertible Debentures, Net of Unamortized Debt Discount of $43,460 and $-0-	64,254	—
Redwood Convertible Debentures, Net of Unamortized Debt Discount of $18,823 and $-0-	123,177	—
MD Global Convertible Debentures, Net of Unamortized Debt Discount of $11,802 and $-0-	38,198	—
May Davis Convertible Debentures, Net of Unamortized Debt Discount of $19,727 and $-0-	5,273	—
Dominion Convertible Debentures, Net of Unamortized Debt Discount of $681,392 and $-0-	64,700	—
Roth Firm Convertible Debentures, Net of Unamortized Debt Discount of $141,294 and $-0-	55,318	—
Mintz Levin Convertible Debentures, Net of Unamortized Debt Discount of $16,243 and $-0-	9,139	—
Biologic Convertible Debentures, Net of Unamortized Debt Discount of $61,203 and $-0-	31,803	—
Friedman Convertible Debentures, Net of Unamortized Debt Discount of $133,233 and $-0-	66,767	—
Univ. of Fla Convertible Debentures, Net of Unamortized Debt Discount of $21,860 and $-0-	11,921	—
Hunton Convertible Debentures, Net of Unamortized Debt Discount of $133,521 and $-0-	53,586	—
Lucosky Convertible Debentures, Net of Unamortized Debt Discount of $83,689 and $-0-	41,123	—
Buchanan Convertible Debentures, Net of Unamortized Debt Discount of $401,469 and $-0-	124,114	—
Charles River Convertible Debentures, Net of Unamortized Debt Discount of $3,719 and $-0-	2,510	—
Heilscher Convertible Debentures, Net of Unamortized Debt Discount of $5,172 and $-0-	3,350	—
Millipore Convertible Debentures, Net of Unamortized Debt Discount of $7,916 and $-0-	5,695	—
Shore Group Convertible Debentures, Net of Unamortized Debt Discount of $7,652 and $-0-	5,580	—
	$1,178,135	$452,607

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

Ludlow Capital Convertible Promissory Note

On April 30, 2013, the Company issued a convertible promissory note to Ludlow Capital, LLC, for $15,000 in professional services (the “Ludlow Note”). The terms of the Ludlow Note require repayment immediately and bear a 0% interest rate. The Ludlow Note is convertible into shares of the Company’s common stock at a price that shall be 10% below the closing bid upon notice of conversion. The Ludlow Note is currently due and payable. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

Steven Victor Convertible Promissory Notes

On October 1, 2013, the Company issued a $1,000,000 convertible promissory note to Dr. Steven Victor, the Company’s CEO, to convert $585,794 of accrued salary and $414,206 of personal loans due to Dr. Steven Victor (the “Victor Note”). The Victor Note is payable on demand and bears an annual 12% simple interest rate. The Victor Note is convertible into shares of the Company’s common stock at a price equal to the average five trading day closing bid price during the five days immediately prior to the conversion date multiplied by one and a half. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

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

On March 19, 2014, Kaslow converted the full $80,000 of principal into 31,720,856 shares of the Company’s common stock.

As of June 30, 2014, the Kaslow Note had a principal balance of $-0- and accrued interest of $2,400.

Anna Rhodes Convertible Promissory Note

On October 1, 2013, the Company issued a $389,711 convertible promissory note to Anna Rhodes, the Company’s Executive Vice President, to convert $229,464 of accrued salary and $160,247 of personal loans due to Anna Rhodes (the “Rhodes Note”). The Rhodes Note is payable on demand and bears an annual 12% simple interest rate. The Rhodes Note is convertible into shares of the Company’s common stock at a price equal to the average five trading day closing bid price during the five days immediately prior to the conversion date multiplied by one and a half. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

On October 1, 2013, the Company was advised that the Rhodes Note was assigned to Redwood as part of Redwood Deal #5.

WHC Capital Convertible Promissory Notes

On November 11, 2013, WHC Capital, LLC (“WHC”) assumed $100,000 of convertible notes from Redwood as part of their total convertible notes. On November 15, 2013, the Company issued a $75,000 convertible promissory note to WHC (combined, the “WHC Notes”). The terms of the WHC Notes require repayment on November 15, 2014 and bear an interest rate of 12% per annum. The WHC Notes are convertible into shares of the Company’s common stock at a price equal to 48% of the lowest intra-day trading price for the Company’s common stock during the fifteen trading days immediately preceding the conversion date. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $75,000 note and increases prospectively the amount of interest expense to be recognized over the life of the note.

During the six months ended June 30, 2014, $21,880 of the principal of the WHC Notes were converted into 31,250,000 shares of the Company’s common stock.

As of June 30, 2014 and December 31, 2013, the WHC Note had a principal balance of $113,503 and $135,383, respectively and accrued interest of $9,941 and $2,582, respectively.

 LG Capital (Crowning Capital) Convertible Promissory Notes

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

During January 2014, $87,102 of the principal of the LG Capital (Crowning) Note was converted into 91,523,674 shares of the Company’s common stock.

As of June 30, 2014, the LG Capital Notes had a principal balance of $64,053.

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

As of June 30, 2014 and December 31, 2013, the principal balance of the JMJ Note was $46,130 and $53,330, respectively and accrued interest was $27,284 and $24,444, respectively.

Redwood Deal #1

On August 5, 2013, Redwood assumed $600,000 of principal and $60,781 of accrued interest, which was converted to principal, from two debenture holders from the May 2011 Offering, and $199,167 of principal and $18,697 of accrued interest, which was converted to principal, from the Frank Note as part of Redwood Deal #1. The terms of the assumed debt remained the same. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

On October 7, 2013, Redwood assigned a total of $300,000 in principal debt from Redwood Deal #1 to Hudson.

On November 11, 2013, Redwood assigned $100,000 in principal debt from Redwood Deal #1 to WHC.

During the six months ended June 30, 2014, Redwood converted a total of $155,204 in principal and $105,437 in accrued interest into 118,708,027 shares of the Company’s common stock.

As of June 30, 2014 all principal and accrued interest for Redwood Deal #1 has been paid in full.

Redwood Deal #2

On August 5, 2013, Redwood assumed $430,000 of total principal from seven debenture holders from the May 2011 Offering as part of Redwood Deal #2. The terms of the assumed debt remained the same. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

During the six months ended June 30, 2014, Redwood converted a total of $316,213 in principal and $46,860 of accrued interest from the outstanding debt in Redwood Deal #2 into 333,154,640 shares of the Company’s common stock.

As of June 30, 2014 and December 31, 2013, the principal balance of the Redwood Deal #2 was $-0- and $316,213, respectively and accrued interest was $4,740 and $41,044, respectively.

Redwood Deal #3

On January 9, 2014, Redwood assumed $386,445 of total principal from the Sichenzia Note as part of Redwood Deal #3. The terms of the assumed debt remained the same. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $386,445 note and increases prospectively the amount of interest expense to be recognized over the life of the note.

On March 14, 2014, Redwood assigned $193,223 of Redwood Deal #3 to Dominion Capital.

During the six months ended June 30, 2014, Redwood converted $124,563 from the outstanding debt, $68,710 of principal and $46,379 of accrued interest into 106,470,996 shares of the Company’s common stock. During this same period the total guaranteed accrued interest from Redwood Deal #3 was converted to principal and the Company recorded additional interest of $32,530 in connection with this conversion.

As of June 30, 2014 and December 31, 2013, the principal balance of Redwood Deal #3 was $-0- and $0, respectively and accrued interest was $-0- and $0, respectively.

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

As of June 30, 2014 and December 31, 2013, the principal balance of Redwood Deal #4 was $403,442 and $403,442, and accrued interest was $40,088 and $17,336, respectively. The related amortizable financing fees had a balance of $1,274 and $8,712 as of June 30, 2014 and December 31, 2013, of which $3720 and $7,439 were expensed as financing fees on the statement of operations for the three months and the six months ended June 30, 2014, respectively.

Redwood Deal #5

On October 1, 2013, Redwood assumed $389,711 of total principal from the Rhodes Note, and $1,000,000 of total principal from the Victor Note, as part of Redwood Deal #5. The terms of the assumed debt remained the same. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative.

As of June 30, 2014 and December 31, 2013, the principal balance of Redwood Deal #5 was $1,389,711, and accrued interest was $19,637 and $41,691, respectively.

Dominion Capital Convertible Promissory Note

On March 14, 2014, Redwood assigned $193,223 of principal from Redwood Deal #3 to Dominion Capital (the “Dominion Note”). Interest is payable at 10%. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

During the six months ended June 30, 2014, $145,465 of the principal on the Dominion Note was converted into 85,166,666 shares of the Company’s common stock.

At June 30, 2014 the principal balance on the Dominion Note was $47,757 and accrued interest was $17,803.

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

May Davis Partners Acquisition Company, LLC Promissory Note

On April 14, 2014, Sherb & Company LLP assigned its promissory note payable to May Davis Partners Acquisition Company LLC. Under the Securities Settlement agreement executed between the Company and May Davis, the Company allows May Davis to assume the Sherb & Co LLP Note Payable. Interest shall be payable at 12% per annum with a maturity date of July 6, 2014. Any outstanding amount of principal and interest may be converted into shares of common stock at 52% of the average of the three lowest traded prices of the Company common stock for 20 trading days prior to conversion. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $115,783 note and increases prospectively the amount of interest expense to be recognized over the life of the note.

As of June 30, 2014 and December 31, 2013 the principal balance of the May Davis (Sherb) note was $115,783 and $-0- respectively. Accrued interest was $5,661 and $-0- respectively.

As of June 30, 2014 and December 31, 2013 the Company's convertible notes payable was as follows:

	June 30, 2014	Dec. 31, 2013
TCA Note	$—	$500,000
Ludlow Note	15,000	15,000
WHC Notes, Net of Unamortized Debt Discount of $49,162 and $72,891	64,341	62,492
Crowning Note, Net of Unamortized Debt Discount of $59,459 and $36,345	4,594	114,810
JMJ Note, Net of Unamortized Debt Discount of $-0- and $36,283	46,130	17,046
Redwood Deal #1	—	155,204
Redwood Deal #2	—	316,213
Redwood Deal #3, Net of Unamortized Debt Discount of $386,445 and $-0-	—	—
Redwood Deal #4, Net of Unamortized Debt Discount of $88,530 and $217,932	314,912	185,510
Redwood Deal #5	1,389,711	1,389,711
May Davis Partners Acquisition Co. LLC, Net of Unamortized Debt Discount of $69,645 and $-0-	46,138	—
Dominion Capital	47,757	—
Total	$1,928,583	$2,755,986

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

12.	Derivative Liabilities

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of:

	June 30, 2014				Restated December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level) 1	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Embedded Detachable Warrants	$—	$—	$699,857	$699,857	$—	$—	$6,735	$6,735

Embedded Conversion Option Features	$—	$—	$8,395,553	$8,395,553	$—	$—	$6,952,087	$6,952,087

Totals	$—	$—	$9,095,410	$9,095,410	$—	$—	$6,958,822	$6,958,822

The following table sets forth a summary of changes in fair value of our derivative liabilities for the periods ended:

	Warrant Derivatives	Hybrid Instruments Derivatives	Total
Beginning balance, December 31, 2013 (restated)	$6,735	$6,952,087	$6,958,822

Fair Value adjustments:
Warrant derivatives (Gain)/Loss	(2,330,965)	—	(2,330,965)
Hybrid instruments (Gain)/Loss	—	(11,487,176)	(11,487,176)

Issuance of Warrants attached to debt financing	3,024,087		3,024,087

(Gain)/Loss on Conversions:
Hybrid convertible notes and derivatives	—	(5,503,582)	(5,503,582)

FairValue of Embedded conversion Feature on issuance of convertible promissory notes and debentures	—	18,434,224	18,434,224
Ending balance, June 30, 2014	$699,857	$8,395,553	$9,095,410

The following tables set forth a description of the financial instruments classified as derivate liabilities as of June 30, 2014 and December 31, 2013, and the assumption used to value the instruments.

Convertible Debt

The derivative liabilities related to the embedded conversion option feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2014		(Restated) December 31, 2013
	Embedded Detachable Warrants	Embedded Conversion Option Features	Embedded Detachable Warrants	Embedded Conversion Option Features
Risk free interest rate	1.62%	0.11%	1.750%	0.13%
Expected volatility	256.12%	135.9% - 295.4%	289.2%-371.3%	289.2%-371.3%
Expected life (in years)	2.70	1.0-.31	2.25	0.58-1.0
Expected dividend yield	-	-	-	-
Number outstanding	443,071,542	6,212,493,400	3,071,542	1,592,259,716
Fair value at issue date	$3,356,488	$18,434,224	$332,401	$3,042,327
Accumulated change in derivative liability as of the period ended	$(2,656,631)	$(10,038,671)	$(326,147)	$3,909,760

Fair value at end of period	$699,857	$8,395,553	$6,254	$6,952,087

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2014	Dec. 31, 2013
Risk free interest rate	1.62%	1.75%
Expected volatility	254.27%	316.09%
Expected life (in years)	2.59	3.25
Expected dividend yield	—	—
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Accumulated change in derivative liability	$(19,036,140)	$(19,035,831)
Fair value at Period End	$172	$481

13. Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible. The Company’s carrying amounts of deposits in financial institutions did not exceed the federally insured limit of $250,000 as of June 30, 2014.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits as of June 30, 2014 and December 31, 2013.

14.	Capital Stock

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,058 shares of preferred stock are issued and outstanding.  Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Series C Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 shares of preferred stock are issued and outstanding. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. .   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding. Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00.  The holders of Series D preferred stock have no voting rights.

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

During the six months ended June 30, 2014, the Company issued the following equity instruments:

•	The Company issued a total of 1,522,793,354 shares of common stock for debt conversions.

•	In April of 2014, the Company issued a total of 5,000,000 shares of common stock for compensation under a financial services agreement executed in October, 2013 with MD Global Partners, LLC.

•	In May of 2014, the Company issued a total of 18,666,665 shares of common stock for compensation under a research consulting services agreement with Dr. James Andrews. See note 16

•	In May of 2014, the Company issued a total of 111,000,000 shares of common stock for compensation under 3 financial and marketing consulting services agreements.

As of June 30, 2014 and December 31, 2013, the Company had 2,580,182,042 and 922,722,023 shares of common stock issued and outstanding, respectively.

15.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01 – 0.25	1,775,000	$0.15	8.07	1,762,500	$0.15
4.00	2,347,926	4.00	7.50	1,879,173	4.00
	4,122,926		7.74	3,641,673

A summary of the Company’s stock awards for options as of June 30, 2014 and changes for the period ended June 30, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	4,122,926	$2.34
Granted	—	—
Exercised	—	—
Expired/Cancelled	—
Outstanding, June 30, 2014	4,122,926	$2.34
Exercisable, June 30, 2014	3,641,673	$2.14

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

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations was $342,135 and $342,135 for the three months ended June 30, 2014 and 2013, respectively and was $684,270 and $702,495 for the six months ended June 30,2014, respectively, net of tax effect. There was no stock-based compensation expense in connection with options granted to non-employees recognized for the periods ended June 30, 2014 and 2013. Additionally, none of the options outstanding and unvested as of June 30, 2014, and 2013 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at June 30, 2014, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$.005	400,000,000	$.005	4.63	400,000,000	$.005
.0055	40,000,000	.0055	4.70	40,000,000	.0055
1.72	3,071,542	1.72	1.85	3,071,542	0.33
.045	2,566,664	0.45	3.41	2,566,664	0.45
0.75 - 0.86	11,580,000	0.75	2.61	11,580,000	0.75
1.00	42,500	1.00	2.48	42,500	1.00
1.58	45,000	1.58	7.75	45,000	1.58
2.00	2,529,200	2.00	2.60	2,529,200	2.00
2.45 - 2.60	800,000	2.51	2.51	800,000	2.51
3.00	750,000	3.00	2.24	750,000	3.00
3.20	350,000	3.20	2.43	350,000	3.20
3.75	100,000	3.75	2.87	100,000	3.75
	461,834,906		4.59	461,834,906

A summary of the Company’s stock awards for warrants as of June 30, 2014 and changes for the six months ended June 30, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2014	21,834,906	$3.09
Granted	440,000,000	.0050
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2014	461,834,906	$4.84
Exercisable, June 30, 2014	461,834,906	$4.84

The Company issued 440,000,000 and -0- compensatory warrants to non-employees during the six months ended June 30, 2014 and 2013, respectively. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 329.73%; risk-free interest rate from a range of .71% to .79%; expected lives of three years.  Total non-employee stock-based compensation expensed in connection with warrants recognized in the condensed consolidated statement of operations for the six months ended June 30, 2014 and 2013 was $0 and $75,000, respectively, net of tax effect.

16.	Income (Loss) per Share

The following table presents the computations of basic and dilutive income (loss) per share:

	For the 3 Months Ended June 30, 2014	For the 6 Months Ended June 30, 2014
Net Income (Loss)	$2,706,055	$(7,534,281)

Net income (loss) per share:
Net income (loss) per share – basic	$.00	$(.00)
Net income (loss) per share – diluted	$.00	$(.00)

Weighted average common shares outstanding – basic	2,237,459,605	1,830,159,988
Weighted average common shares outstanding – diluted	23,779,489,866	1,830,159,988

For the six months ended June 30, 2014 common stock equivalents totaling 25,393,234,345 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

For the three months ended June 30, 2014 common stock equivalents totaling 25,597,324,522 related to warrants, convertible debt and preferred stock were included in the calculation of the diluted net income per share.

	For the 3 Months Ended June 30, 2013	For the 6 Months Ended June 30, 2013
Net Income (Loss)	$(3,916,075)	$(4,974,435)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.06)	$(0.08)
Net income (loss) per share – diluted	$(0.06)	$(0.08)

Weighted average common shares outstanding – basic	65,450,474	62,920,596
Weighted average common shares outstanding – diluted	65,450,474	62,920,596

For the three months and six months ending June 30, 2013 common stock equivalents of 73,186,072 and 77,478,331 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidulitive.

17. Commitments

Non-cancellable lease

On June 1, 2011, the Company entered into a 13 year lease for office space with a related company, for which the Company unconditionally guaranteed any and all obligations owed under the lease to the landlord. In connection with the execution of the lease, the Company was required to establish a restricted cash account in the amount of approximately $650,000 to secure a line of credit to be used as a security deposit under the lease. The landlord released $124,577 of the restricted cash in 2013 that was applied to current rent.

The lease commenced on June 1, 2012 and expires on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under the operating lease guarantee are as follows:

2014 (Remainder of Year)	$323,031
2015	665,555
2016	679,479
2017	679,479
2018	679,479
Thereafter	5,440,474
Total	$8,467,497

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

Given that Ironridge and TCA asserted that they would sell the secured assets of the Company at auction on August 12, 2013, the Motion sought to temporarily restrain both parties from so doing. On August 12, 2013, Justice of the Supreme Court, New York County, issued a written Order granting the relief requested, thereby restraining any sale of assets (the “Temporary Restraining Order”).

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $535,833.33 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement.  Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to the judge directly. The company's attorneys argued in court that with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents.  The Judge further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto.  Finally, the Judge held that the balance of the $680,000 that was being held in escrow be immediately released.

On January 28, 2014, a Judicial Hearing Officer, in a decision on each of Ironridge’s claims against the Company, fully justified IntelliCell’s position by ruling against each of Ironridge’s and TCA’s demands for monetary damages. The Court made it clear that Ironridge and TCA are not entitled to monetary damages and had no right to inappropriately broadcast to the world that it could sell IntelliCell’s assets.

Additional litigations

On March 17, 2014, Dean E. Miller, as representative shareholder, on behalf of the nominal defendant Intellicell Biosciences, Inc., filed a shareholder’s derivative action against Steven Victor, MD, in his capacity as Chairman - CEO and individually, Anna Rhodes as former Executive Vice President and individually, Leonard L. Mazur as interim Chief Operating Officer and individually,  Myron Holubiak as a Director and individually, Michael Hershman, as Chairman of the Board of Directors and individually,  Stuart Goldfarb as a former Director and individually, Victor Dermatology & Rejuvenation, P.C., Victor Cosmeceuticals, Inc., Lasersculpt, Inc., and the Doe Entities 1-5, as defendants, and Intellicell Biosciences, Inc., as nominal-defendant. The complaint, which was filed on the aforementioned date with the United States District Court Southern District of New York, alleges that the Company has failed to comply with US Food and Drug Administration and United States Patent and Trade Office regulations. The allegations in the complaint include, but are not limited to, allegations involving fraud, negligence, false reporting, and mismanagement of laboratory facilities. Pursuant to the complaint, the amount in controversy exceeds $75,000. Furthermore, the complaint as filed lists the following counts: 1. Against the individual defendants for breach of their fiduciary duties in connection with their management of the Company; 2. Against the individual defendants for breach of fiduciary duty in connection with disseminating false information; 3. Against the individual defendants for breach of fiduciary duty for failing to design and implement adequate internal controls; 4. Request for injunctive relief; 5. Imposition of constructive trust/accounting; and 6. Appointment of referee injunctive relief. The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. On July 24, the Company filed a motion to order the plaintiff to give security for defendant’s costs. On August 1, 2014, the Company requested of the judge permission to file for dismissal. Plaintiff did not respond and the judge has granted the Company permission to file the dismissal motion by September 2, 2014. The Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of June 30, 2014. However, management is confident in its defenses to such allegations and claims.

On March 13, 2014, Steven A. Victor (“Dr. Victor”), Intellicell Biosciences, Inc., a Nevada corporation, Intellicell Biosciences Inc., a New York corporation, and Regen Medical P.C., a New York corporation filed a complaint against Jonathan Schwartz (“Schwarz”), Joseph P. Salvani (“Salvani”) and Douglas R. Dollinger (“Dollinger”), in the Supreme Court of the State of New York, County of New York. Schwartz and Salvani, both shareholders of the Company, are represented by Dollinger in his capacity as legal counsel. Pursuant to the complaint, the plaintiffs’ first cause of action alleges that the defendants conspired together and acted in concert, to defame Dr. Victor and the Company in an effort to take control of the Company and to reap large profits by dumping their shares thereafter. Furthermore, the plaintiffs’ second cause of action alleges that Salvani made false statements to a potential investor, resulting in damages amounting to $250,000. The plaintiffs seek compensatory damages, together with punitive damages and interest in connection with the first cause of action, and compensatory damages in the amount of $250,000, together with punitive damages and interest, in connection with the second cause of action.

In February 2014, John Cade and two other lenders to Intellicell’s predecessor entities filed suit, in the Second Judicial District Court of the State of Nevada, Washoe County, for non-payment of certain promissory notes owed by predecessor company, Media Exchange Group. Company Counsel has retained separate counsel in Nevada to handle this matter.

In July 2014, a former Intellicell employee sued the Company, Dr. Steven Victor, Anna Rhodes, Leonard Mazur, and the City of New York, for, among other things, false arrest, abuse of process, malicious prosecution, intentional and negligent infliction of emotional distress, and non-payment of salary. The Company appeared in the action, and filed an Answer with a Cross-Claim, on behalf of the Intellicell and the other defendants, on August 4, 2014. The New York District Attorney has sought permission to move for dismissal.

19.	Subsequent Events

The Company has evaluated its subsequent events through October 5, 2014, the date the condensed consolidated financial statements were available to be issued. Except as disclosed below, there were no additional significant subsequent events requiring disclosure.

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

In addition to the foregoing, in accordance with the Merger Agreement, all outstanding convertible notes issued by Intellicell (the “Intellicell Notes”) and warrants issued by Intellicell (the “Intellicell Warrants”) entitle the holder to convert or exercise, as the case may be, into and receive the same number of shares of the Company common stock as the holder of Intellicell Notes and Warrants would have been entitled to receive pursuant to the Merger had such holder exercised such Intellicell Notes and Warrants in full immediately prior to the closing of the Merger. Thus, remaining are an aggregate of $0 of Intellicell Notes outstanding and warrants to purchase an aggregate of 3,071,342 shares of common stock of the Company. We have not repaid any of the principal or accrued but unpaid interest that has become due and payable under the remaining Intellicell Notes. All amounts due under these convertible notes have been assigned and assumed by other qualified investors who have converted the notes into common stock of the company.

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

As of June 30, 2014 and December 31, 2013, the principal balance of the Consorteum Notes amounted to $236,600 and $236,600, and accrued interest amounted to $62,648 and $55,688, respectively. These Consorteum Notes are currently in default.

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

Results of Operations

Three Months and Six months Ended June 30, 2014 Compared to Three Months and Six months Ended June 30, 2013

Revenue

Revenue for the three months and six months ended June 30, 2014 were $32,500 and $65,000 , as compared to $0 and $0 for the three months and six months ended June 30, 2013, respectively. Revenues in 2014 were attributable to fees from 26 cases processed by Regen Medical in the Company’s New York City Tissue Processing Center which were 100% related party revenue. The rate per case to process the cells was $2,500. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

License fees will generally be payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates.

Cost of goods sold and Gross Margin

Cost of goods sold were $2,926 and $7,545 for the three months and six months ended June 30, 2014 as compared to $0 and $0 for the three months and six months ended June 30, 2013 respectively. These costs were the cost of supplies for cases processed in our tissue processing center in New York.

Gross margins were $29,574 and $57,455 for the three months and six months ended June 30, 2014 as compared to $0 and $0 for the three months and six months ended June 30, 2013, respectively. In the future, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case, cost of equipment sold directly to licensees, and the direct sales costs associated with license fees received.

Operating expenses

Research and development expenses were $90,500 and $270,500 for three months and six months ended June 30,, 2014 as compared to $344,725 and $501,803 for the three months and six months ended June 30, 2013 , respectively. The principal component of research and development costs consists of services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes.

The Company has decreased research and development costs in the current year periods. The principal component of research and development costs consists of fees payable to Regen Medical, a medical practice owned by Dr. Steven Victor, the Company’s Chief Executive Officer and principal shareholder. The fees are for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $90,500 and $270,500 for the three months and six months ended June 30, 2014, as compared to $227,500 and $277,000 for the three months and six months ended June 30, 2013, respectively. The fees payable to Regen Medical for these cases range from $5,000 to $15,000 per case.

Sales and marketing expenses were $26,380 and $34,530 for the three months and six months ended June 30, 2014 as compared to $0 and $4,828 for the three months and six months ended June 30, 2013, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales. The company will look to increase expenditures for Sales and Marketing for the remainder of 2014, as cash flow allows.

General and administrative expenses were $811,613 and $1,792,851 for the three months and six months ended June 30, 2014, as compared to $547,473 and $1,263,119 for the three months and six months ended June 30, 2013 respectively. The following are the significant components of the general and administrative costs:

Salary Expense

General and administrative is comprised of salary expenses of $140,335 and $336,613 for the three months and six months ended June 30, 2014 as compared to $188,618 and $434,698 for the three months and six months ended June 30, 2013, respectively. Included in the salary expense for each of the three months and six months ended June 30, 2014 was $68,750 and $137,500 paid to a significant shareholder as a result of this individual serving in the capacity of our Chief Executive Officer, as compared to $68,750 and $137,500 for the three months and six months ended June 30, 2013 In addition, the Company incurred administrative salary expense of $45,000 and $90,000 for the three months and six months ended June 30, 2014 and June 30, 2013, respectively, to the spouse of the Company’s Chief Executive Officer and majority shareholder.

Rent and office administrative expenses

Included in general and administrative expenses are $104,755 and $215,350 of rent for the three months and six months ended June 30, 2014, as compared to $103,800 and $207,600 for the three months and six months ended June 30 2013, respectively. Rent is for the office space and Tissue Processing Lab located at 460 Park Avenue, NY, NY

Professional fees

For the three months and six months ended June 30, 2014 the company has incurred $245,957and $650,466 in legal, accounting, and professional fees primarily related the FDA compliance, public company costs, and Company litigation, as compared to $165,233 and $397,088 for the three months and six months ended June 30, 2013.

Depreciation

Depreciation expense is included in general and administrative costs and amounted to $104,442 and $206,405 and $96,901 and $181,453 for the three months and six months ended June 30, 2014 and 2013, respectively.

Employee Stock Based Compensation.  During the three months and six months ended June 30, 2014 and 2013, the Company incurred employee stock based compensation expenses of $342,135 and $684,270 and $342,135 and $702,495, respectively, for incentive stock options and common stock issued to employees.  The incentive stock options were valued using the Black Scholes method.

Non-Employee Stock Based Compensation. During the three months and six months ended June 30, 2014 and 2013, non-employee stock based compensation of $0 and $93,333 and $0 and $300,000 were incurred as non-cash charges, respectively.  Non-employee stock based compensation is comprised of the following:

•	During the six months ended June 30, 2014, the Company issued 134,666,665 shares of common stock shares for medical advisory and professional services valued at $184,366 compared to 2,000,000 shares issued, valued at $300,000 during the six months ended June 30, 2013. The shares for stock based compensation for the $195,333 were issued in May, 2014. However, $102,000 of the $195,333 value was previously accrued as of December 31, 2013, prior to issuance of the shares in May, 2014.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three months ended June 30, 2014, the company recorded an income of $5,342,086 and during the six months ended June 30, 2014 the company recorded an income of $13,818,141, respectively, relating to the change in value of all its derivative liabilities. During the three months and six months ended June 30, 2013, the company recorded an income of $249,565 and $904,563, respectively, relating to the change in value of all its derivative liabilities.

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

Derivative instruments consist of common stock warrants, and certain instruments embedded in certain convertible debentures and promissory notes which meet the criteria for bifurcation from their host contract. These derivative instruments are recorded in the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

If the Company were required to settle its outstanding warrants and convertible debt as of June 30, 2014, we would be required to issue 18,222,083,127 common shares for the settlement of warrants and 3,297,639,134 for the settlement of outstanding convertible debt. The Company determined that the settlement of these outstanding financial instruments would exceed our authorized shares of 3,500,000,000 at June 30, 2014 by 18,019,722,261. Pursuant to FASB ASC 815-40, the Company would be required to reclassify these contracts from equity to liabilities. As permitted by FASB ASC 815-40, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest inception date first which essentially sets the order of preference for settling the financial instruments. As a result of the Company’s policy settlement it was determined that reclassification of financial instruments initially recorded in equity was not required.

As disclosed in Note 2 of the financial statements, prior to the filing of our Form 10-Q for the quarter ended June 30, 2014, the Company identified errors in accounting for application of fair value assessment for transactions involving derivative obligations, including derivative valuation at inception, conversion, assignment and period end. The Company also detected errors in the recording of debt discounts. The Company has assessed the impact of the accounting errors on its 3rd quarter 2013 financial statements, year-end December 31, 2013 financial statements and 1st quarter 2014 financial statements, and concluded that, although there was no impact on the Company’s cash position, the effect on its financial statements was material.

Income (Loss) before income tax and Net Loss

Income before income tax for the three months ended June 30, 2014 was $2,706,055, as compared to a loss before income tax of $3,916,075 for the three months ended June 30, 2013. Loss before income tax for the six months ended June 30, 2014 was $7,534,281 as compared to a loss of $4,974,535 for the six months ended June 30, 2013. The income for the three months ended June 30, 2014 includes income of $5,342,086 for the non-cash change in fair value of derivative liabilities, as compared to income of $249,565 for the three months ended June 30, 2013. For the Six Months Ended June 30, 2014, the loss before income tax includes income of $13,818,141 for the non-cash change in fair value of derivative liabilities, as compared to income of $904,563 for the six months ended June 30, 2013. The income before income tax includes a charge of $1,334,460 for the three months ended June 30, 2014 for financing Costs, as compared to a charge of $37,100 for the three months ended June 30, 2013. The loss before income tax includes a charge of $18,454,450 for the six months ended June 30, 2014 for financing Costs, as compared to a charge of $167,750 for the six months ended June 30, 2013. Income before income tax for the three months ended June 30, 2014 includes non-cash income for gain on conversion of Debt to Equity in the amount of $32,929, as compared to a charge of $2,845,458 for the three months ended June 30, 2013. Loss before income tax for the six months ended June 30, 2014 includes non-cash income for gain on conversion of Debt to Equity in the amount of $432,691, as compared to a charge of $2,845,458 for the six months ended June 30, 2013. Furthermore, income (loss) before income tax for the three months ended and six months ended June 30, 2014 included non-cash expense for Employee Stock Compensation of $342,135 and $684,270, respectively. Loss before income tax for the three months ended and six months ended June 30, 2013 included non-cash expense for Employee Stock Compensation of $342,135 and $702,495, respectively. As the company is still implementing its business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of June 30, 2014 of $15,319,535, compared to a working capital deficit at December 31, 2013 of $15,486,015.

Our cash and cash equivalents as of June 30, 2014 was $321,404, compared to cash balances at December 31, 2013 of $0. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing limited cash balances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional debt and equity based financings to maintain our operations.

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

Net cash used in operating activities

Net cash used in operating activities was $2,171,039 and $525,675 for the six months ended June 30, 2014 and June 30, 2013, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services financing costs, amortization and changes in the fair value of our derivative liabilities. For the six months ended June 30, 2014, operating activities were impacted by an decrease in accounts payable and accrued liabilities of $201,459, an increase in accrued interest of $325,717, and an increase in related party liability of $73,640 For the six months ended June 30, 2013, operating activities were impacted by an increase in our accounts payable and accrued liabilities of $825,682, accrued interest of $77,519, and accrued liabilities to related parties of $251,940.

Net cash used in investing activities

Net cash used in investing activities was $30,557 and $4,271 for the six months ended June 30, 2014 and June 30, 2013, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $2,523,000 and $519,893 for the six months ended June 30, 2014 and June 30, 2013, respectively, consisting of $0 and $20,000 of net proceeds received from the sale of our common stock, and $2,617,000 and $225,000 of gross proceeds from our convertible debenture issuances, respectively. For the six months ended June 30, 2014, $94,000 was paid toward balances in notes payable.

 SIGNIFICANT LIQUIDITY EVENTS

The following financing events were transacted in the six months ended June 30, 2014.

Sherb Note Payable

On January 6, 2014, the Company issued a promissory note to Sherb & Co. (the “Sherb Note”) in the amount of $115,785 for money owed for accounting services prior to the Reverse Merger of April 2011. The Sherb Note is due December 31, 2014 and has simple interest of 10% per annum. In April 2014, the Company was advised the note was assigned to May Davis Partners.

At June 30, 2014, the principal balance on the Sherb Note was $115,783 and accrued interest was $2,766.

Kaplan Note Payable

On March 5, 2014, the Company issued a promissory note to Jeffrey Kaplan (the “Kaplan Note”) in the amount of $30,000 for working capital advance. The Kaplan Note was due on March 10, 2014 and has simple interest of 10% per annum.

At June 30, 2014 and December 31, 2013, the Company had a total of Notes Payable of $277,100 and $727,545, respectively.

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

At any time, and at its sole option, YA Global can convert a portion or all amounts of principal and interest due and outstanding under the YA Global Debenture into shares of common stock at a price equal to 48.5% of the average of the three lowest prices per share of reported trades (not on the same day) of the common stock on the OTC Markets or on the exchange which the common stock is then listed as quoted by Bloomberg, LP during the 20 trading days preceding the conversion date. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $2,100,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

Through June 30, 2014, YA Global has not converted any portion of the debenture into common stock.

At June 30, 2014, YA Global had a principal balance of $2,100,000 and accrued interest of $48,125.

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

For the six months ended June 30, 2014, $73,250 of the principal balance and $13,050 of the Burrington Debentures was converted into 75,437,062 shares of common stock. At June 30, 2014, the Burrington Debentures had a principal balance totaling $100,000 and accrued interest of $14,903.

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

As of June 30, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $15,077.

Issuance of Convertible Debentures – Vendor Services

In the quarter ended March 31, 2014, the Company issued a total of secured convertible debentures in the amount of $1,427,878 to 12 vendors that were owed fees for services rendered through December 31, 2013. Under the terms of the agreements, the debenture holders have the right of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debentures require repayment on December 31, 2014 and bear a 10% simple annual interest rate. The convertible debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the Common Stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, the balance due on the vendor debentures was principal of $1,427,878 and accrued interest of $71,400.

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

At June 30, 2014, the Redwood Debentures had a principal balance totaling $142,000 and accrued interest of $7,189.

 MD Global Convertible Debentures

On January 9, 2014 the Company issued a secure convertible debenture to MD Global for $50,000. Under the terms of the agreement, MD Global has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the MD Global Debentures require repayment on the date of the note and bears a 10% simple annual interest rate. The MD Global Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 180 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $50,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, the MD Global Debentures had a principal balance totaling $50,000 and accrued interest of $2,403.

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

At June 30, 2014, the May Davis Debenture had a principal balance totaling $25,000 and accrued interest of $1,163.

On January 1, 2014, the Company issued secured convertible debentures with 12 vendors for $1,427,878 to memorialize outstanding accounts payable. Under the terms of the agreements, the vendors havethe rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014, the vendor debentures had principal balances totaling $1,427,878 and accrued interest of $71,394.

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

During February 2014, $61,756 of the principal balance of the Empire Equity Debentures was converted into 28,966,229 shares of common stock. In June 2014, $38,244 of principal and $704 of accrued interest of the Empire Equity Debentures was converted into 34,045,455 shares of common stock. At June 30, 2014, the Empire Equity Debentures had a principal balance totaling $0 and accrued interest of $1,329. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $,100,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At June 30, 2014 and December 31, 2013, the Company had a total principal balance of convertible debentures of $5,100,398 and $840,900. All amounts are net of debt discounts recorded at issuance.

During the six months ended June 30, 2014, convertible debenture holders converted their debt into common stock.

	Debt Converted	Common Stock Shares Acquired
Hudson Street	$210,900	240,949,354
Burrington	200,000	234,135,918
KesselBrenner	25,000	27,203,482
Liben	58,286	63,422,742
Brother	42,286	68,836,230
Touhy	10,000	10,881,392
Dominion Capital	145,465	85,166,666
May Davis Partner	20,000	9,157,509
Empire Equity	100,000	63,011,684
WHC	21,880	31,250,000
LG Capital	87,102	91,523,674
Kazlow	80,000	31,720,856
JMJ	7,200	7,500,000
Redwood	664,690	490,491,369
	$1,672,809	$1,455,250,876

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Contractual Obligation and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of June 30, 2014, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations	$7,572,877	-0-	-0-	-0-

Current Operating Lease Obligations	$655,809	1,345,034	1,358,958	5,107,696

Total Obligations	$8,238,432	1,345,034	1,358,958	5,107,696

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Given that Ironridge and TCA asserted that they would sell the secured assets of the Company at auction on August 12, 2013, the Motion sought to temporarily restrain both parties from so doing. On August 12, 2013, the Justice of the Supreme Court, New York County, issued a written Order granting the relief requested, thereby restraining any sale of assets (the “Temporary Restraining Order”).

On August 26, 2013, despite the Company’s best efforts to amicably resolve the dispute related to the Note, a subsequent hearing on the Motion was held, at which time the Company voluntarily brought with it to Court: (i) a certified check in the amount of $535,833.33 constituting payment of all principal and interest owed under the Note; and (ii) a stock certificate constituting the facility fee shares owed to the Secured Party pursuant to that certain Equity Facility Agreement. Since TCA admitted in prior court filings that it has no remaining interest in the that certain Note and Equity Facility Agreement, both the check and the stock certificate were tendered to Ironridge in open court, and counsel for Ironridge confirmed receipt thereof to the Justice directly. The company's attorneys argued in court that, with the exception of possible attorney’s fees owed, the Company's obligations under the transaction documents have now been satisfied in full.

In addition, the Court found Ironridge’s jurisdictional argument to be unavailing and held that the case shall remain in New York and directed all parties to file submissions with the Court on September 10, 2013, indicating why any other monies are or are not owed under those certain transaction documents. The Judge further directed that the Temporary Restraining Order restraining the sale of the Company’s assets shall remain in place indefinitely until further order of the Court and that the auction shall not be rescheduled and that Ironridge shall not make, post or distribute any further advertisements, internet postings, blogs or otherwise in relation thereto. Finally, the Judge held that the balance of the $680,000 that was being held in escrow be immediately released. A hearing was scheduled for October 29, 2013.

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

Between May 23, 2013 and the date of this report, the Company issued and delivered to Hanover an aggregate of 68,766,171. Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

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

