Form 10-Q
period 2014-09-30
Intellicell Biosciences, Inc.
filed 2014-11-19
CIK 1125280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Number of shares of common stock issued and outstanding as of November 19, 2014 is 7,894,037,082.

INTELLICELL BIOSCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Intellicell BioSciences, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

		(Restated)
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$19,306	$-
Cash, restricted	28,774	-
Prepaid expenses	111,687	-
Other current assets	-	9,000
Total Current Assets	159,767	9,000

Property and equipment, net	2,423,643	2,670,499

OTHER ASSETS:
Financing fees, net	-	8,712
Security deposit	525,453	525,453
Total Other Assets	525,453	534,165
TOTAL ASSETS	$3,108,863	$3,213,664

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures, net of discounts	$2,051,873	$452,607
Convertible promissory notes, net of discounts	2,093,460	2,755,986
Notes payable	277,100	727,545
Accounts payable and accrued liabilities	1,005,967	2,609,254
Accrued interest	592,824	388,302
License fee payable	922,500	922,500
Deferred rent liability	375,397	372,378
Accrued liabilities, related party, net	508,644	307,621
Derivative liabilities	9,707,766	6,958,822
Total Current Liabilities	17,535,531	15,495,015

TOTAL LIABILITIES	17,535,531	15,495,015

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $0.01 par value, 21,000 shares authorized, 15,057 and 15,057 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	151	151
Series C convertible preferred stock, $0.01 par value, 13,000 shares authorized, 7,250 and 7,250 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	73	73
Series D convertible preferred stock, $0.01 par value, 500,000 shares authorized, 56,500 and 56,500 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	565	565
Series F convertible preferred stock, no par value, 51 shares authorized, 51 and 0 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 and 1,500,000,000 shares authorized, 3,717,753,280 and 922,722,023 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	371,775	92,272
Additional paid in capital	49,843,968	41,256,261
Accumulated deficit	(64,643,200)	(53,630,673)
TOTAL STOCKHOLDERS' DEFICIT	(14,426,668)	(12,281,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,108,863	$3,213,664

 The accompanying notes are an integral part of these condensed consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30	September 30	September 30	September 30
	2014	2013	2014	2013

REVENUES:
Revenues - related party	$55,000	$-	$120,000	$-
TOTAL REVENUES	55,000	-	120,000	-

COST OF GOODS SOLD:
Cost of goods sold	5,341	-	12,886	-
TOTAL COST OF GOODS SOLD	5,341	-	12,886	-

GROSS PROFIT	49,659	-	107,114	-

OPERATING EXPENSES:
Research and development	117,137	14,587	387,637	516,390
Sales and marketing	39,377	1,096	73,907	5,924
General and administrative	616,494	907,111	2,409,567	2,170,230
Employee stock based compensation	732,135	342,135	1,416,405	1,044,630
Non-employee stock based compensation	-	-	93,333	300,000
TOTAL OPERATING EXPENSES	1,505,143	1,264,929	4,380,849	4,037,174

LOSS FROM OPERATIONS	(1,455,484)	(1,264,929)	(4,273,735)	(4,037,174)

OTHER INCOME (EXPENSE):
Interest expense	(136,233)	(54,903)	(513,607)	(148,548)
Other income (expense)	-	-	(135,258)	-
Financing costs	(1,535,745)	(2,308,478)	(19,990,196)	(2,476,228)
Change in fair value of derivative liabilities	(350,562)	(851,517)	13,900,270	(2,792,412)
TOTAL OTHER (EXPENSE) INCOME	(2,022,540)	(3,214,898)	(6,738,791)	(5,417,188)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,478,024)	(4,479,827)	(11,012,526)	(9,454,362)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(3,478,024)	(4,479,827)	$(11,012,526)	$(9,454,362)

INCOME (LOSS) PER SHARE:
Basic	$(0.00)	$(0.04)	$(0.00)	$(0.12)
Diluted	$(0.00)	$(0.04)	$(0.00)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,001,685,610	107,883,264	2,845,436,013	77,951,031
Diluted	3,001,685,610	107,883,264	2,845,436,013	77,951,031

 The accompanying notes are an integral part of these condensed consolidated financial statements

Intellicell BioSciences, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,012,526)	$(9,454,362)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Common stock issued for consulting services	30,000
Common stock issued for financing fees	122,496
Employee stock compensation	1,416,405	1,044,630
Loss on conversion of accounts payable to common stock	-	2,562,284
Depreciation and amortization expense	313,920	300,433
Amortization of financing costs	8,712	86,133
Amortization of Debt Discounts	3,219,778	-
Financing costs	15,967,764	1,613,495
Interest from original issue discount on convertible debentures	100,000	-
Change in fair value of derivative liabilities	(13,900,270)	230,127
Guaranteed interest on convertible promissory notes	46,430	-
Promissory notes issued for services rendered	115,783	265,000
Stock compensation issued for services	328,459	300,000
Changes in operating assets and liabilities:
Other current assets	9,000	-
Prepaid expenses	(111,687)
Accounts payable and accrued expenses	(84,276)	2,122,335
Accrued interest	494,508	148,548
Deferred rent	3,019
Accrued liabilities, related party	201,023	341,250

NET CASH USED IN OPERATING ACTIVITIES	(2,731,462)	(440,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds From related party	-	227,937
Purchase of property and equipment	(67,064)	(279,156)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(67,064)	(51,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	2,607,000	-
Proceeds from issuance of notes payable, net	42,000	425,000
Principal payments towards notes payable	(97,586)	-
Proceeds from related party advances	-	56,186
Proceeds from sale of common stock	295,192	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,846,606	481,186

Net increase (decrease) in cash	48,080	(10,159)

Cash, beginning of the period	-	10,159

Cash, end of the period	$48,080	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,414	$-
Cash paid for taxes	$524	$-

NON-CASH ACTIVITIES:
Conversion of principal of convertible debentures to common stock	$814,187	$-
Conversion of principal of convertible promissory notes to common stock	$1,041,569	$-
Conversion of accrued interest to common stock	$225,531	$-
Return and re-issuance of common stock for related party liabilities	$79,227	$-
Common stock mistakenly returned	$28	$-
Issuance of convertible promissory notes in lieu of accrued salaries, related parties	$80,000	$-
Assignment of convertible promissory note to convertible debenture	$500,000	$-
Conversion of Accounts Payable and Accrued Expenses to Common Stock		587,542
Issuance of convertible debentures in lieu of accounts payable	$1,427,877	$-
Reclassification of warrants to liabilities	$500,170	-

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

In addition, the items restated on the statements of operations were financing costs, gain/(loss) on conversions of debt to equity, and change in fair value of derivative liabilities.

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

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $64,643,200 and a working capital deficit of $17,375,764 as of September 30, 2014, respectively. Further losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and a private placement of common stock or other debt or equity securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our 2013 Annual Report. Results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

As disclosed in Note 2, the financial statements for the year ended December 31, 2013 and the nine months ended September 30, 2013 have been restated.

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

Restricted Cash

Restricted cash consists primarily of funds received that are restricted for specific purposes or cash set aside and restricted for specific payments. As of September 30, 2014 and December 31, 2013, the Company has restricted cash of $28,774 and $0, respectively. Cash escrow agreements were executed under the YA Global financing agreement. Funds of $260,362 were placed in escrow for payment of taxes owed to Internal Revenue Service and the State of New York. Funds of $450,000 were placed in escrow for which $200,000 is to be used for the Dr. James Andrews Consulting agreement payments and $250,000 to be used solely for the legal and accounting costs associated with the Company’s 2013 and 2014 review and filings of forms 10K and 10Q. During the nine months ended September 30, 2014, $422,245 was paid from the $450,000 escrow for accounting fees and Dr. Andrews Consulting agreement and $259,343 was paid to the State of New York and the United States Treasury from the $260,362 tax escrow.

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

If the Company were required to settle its outstanding warrants and convertible debt as of September 30, 2014, we would be required to issue 934,021,481 common shares for the settlement of warrants and 12,190,347,336 for the settlement of outstanding convertible debt. The Company determined that the settlement of these outstanding financial instruments would exceed our authorized shares of 10,000,000,000 at September 30, 2014 by 6,842,122,097. Pursuant to FASB ASC 815-40, the Company would be required to reclassify these contracts from equity to liabilities. As permitted by FASB ASC 815-40, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest inception date first which essentially sets the order of preference for settling the financial instruments. As a result of the Company’s policy it was determined that a classification of financial instruments, namely warrants to purchase shares of common stock, initially recorded as equity, was required at September 30, 2014. $500,171 was reclassified from Equity to Derivative Liability.

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

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

5.	Property and Equipment, net

The Company’s property and equipment at September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014	December 31, 2013
Lab equipment	$213,291	$206,089
Lab equipment – Licensee	41,508	-
Leasehold Improvements	2,227,078	2,226,181
Furniture & Fixtures	465,041	463,769
Computer Equipment	433,001	416,816
	3,379,919	3,312,855
Less Accumulated depreciation and amortization	956,276	642,356
Property and Equipment, net	$2,423,643	$2,670,499

Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was $313,920 and $300,430, respectively and is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Accounts payable	$847,620	$2,020,971
Accrued liabilities	36,522	154,040
Accrued payroll	121,825	434,243
Total	$1,005,967	$2,609,254

7.	License Fees Payable

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

In 2013, the Company converted three different license fees outstanding into convertible debentures totaling $300,000, bringing the total balance as of September 30, 2014 to $922,500.

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

As of September 30, 2014 and December 31, 2013, the principal balance of the Consorteum Notes amounted to $236,600 and $236,600, and accrued interest amounted to $66,128 and $55,688, respectively. These Consorteum Notes are currently in default.

May Davis Partners Note Payable

On September 4, 2013, the Company issued a promissory note in the amount of $75,000, for $75,000 cash, of which $72,000 went to pay accrued expenses for accounting fees and $3,000 was expensed as legal fees, to May Davis Partners (the “May Davis Note”). The terms of the May Davis Note require repayment in 21 days and 10% compounded interest effective upon the maturity date of September 25, 2013. The May Davis Note was paid in full in January 2014. Accrued interest of $2,482 is still outstanding at September 30, 2014.

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

MD Global Partners, LLC Notes Payable

On October 11, 2013 and November 6, 2013, the Company issued promissory notes in the amount of $15,000 and $4,000, respectively for compensation due to MD Global Partners for services of raising capital for the Company (the “MD Global Notes”). The terms of the MD Global Notes require repayment on demand and 10% interest compounded annually. The MD Global Notes were paid in full in January 2014. Accrued interest of $456 is outstanding at September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the principal balance of the Highland Notes were $10,500.

Kaplan Note Payable

On March 5, 2014, the Company issued a promissory note to Jeffrey Kaplan (the “Kaplan Note”) in the amount of $30,000 for working capital advance. The Kaplan Note was due on March 10, 2014 and has simple interest of 10% per annum.

At September 30, 2014, the principal balance on the Kaplan Note was $30,000 and accrued interest was $1,725.

As of September 30, 2014 and December 31, 2013, the principal balance of the Company's notes payable were as follows:

		(Restated)
	September 30, 2014	December 31, 2013
Consorteum Notes	$236,600	$236,600
May Davis Notes	—	75,000
MD Global Notes	—	19,000
Highland Notes	10,500	10,500
Sichenzia Ross	—	386,445
Kaplan Note	30,000	—
Total	$277,100	$727,545

9.	Related Party Transactions

Rent

The Company is provided office and lab facilities and related services by a company owned by the Company’s CEO, a significant shareholder (Note 15, Commitments). The Company has recorded rent and utilities expenses of $320,076 and $290,700, respectively, for the nine months ended September 30, 2014 and 2013.

Officer Salary

The Company has recorded a salary expense of $68,750 and $68,750 for the three months ended September 30, 2014 and 2013 and $206,250 and $206,250 for the nine months ended September 30, 2014 and 2013, respectively for the Company’s CEO, and a shareholder and a salary expense totaling approximately $45,000 and $45,000 for the three months ended September 30, 2014 and 2013 and $135,000 and $135,000 for the nine months ended September 30, 2014 and 2013, respectively, recorded for the Company’s Executive Vice President, a shareholder and the spouse of the Company's CEO.

Officer Advance

From time to time, the Company has received advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

Advances due for working capital purposes amounted to $-0- as of September 30, 2014 and December 31, 2013, respectively.

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

In consideration for the services to be provided under the Agreement, Regen Medical was to pay the Company (i) an annual administrative fee of $600,000, payable in equal monthly installments during the term of the agreement (subject to an annual increase of up to a maximum of ten percent (10%) beginning on the second anniversary of the effective date), (ii) an annual technology license fee of $120,000, payable in equal monthly installments during the term of the agreement, for the use of our proprietary process (including the laboratory and the laboratory technician) and (iii) a processing fee of $1,000 for each tissue processing case that utilizes our proprietary process.  The Company is also entitled to an annual performance fee during the term of either (i) $150,000, in the event total income to Regen Medical exceeds $5,500,000 or (ii) $200,000, in the event that total income to Regen Medical exceeds $7,000,000.  In addition, beginning on October 16, 2013 and on each six month anniversary thereafter during the term, the Company is entitled to a share of Regen Medical’s Savings (as defined below), minus its share of any Loss (as defined below”), based upon an agreed upon base burden percentage for Regen Medical (the “Base Burden Percentage”). The Base Burden Percentage is to be calculated by dividing (a) the aggregate actual costs of Regen Medical paid by the Company during the period ending on December 31, 2011 by (b) the aggregate revenue of Regen Medical collected by the Company during the period ending on December 31, 2011;  provided, however , that the Base Burden Percentage shall be recalculated on January 1, 2013 and every 12 months thereafter during the term by dividing (i) the aggregate actual costs for the Regen Medical paid by the Company during the preceding three six-month periods by (ii) the aggregate Savings or Loss is to be calculated by subtracting (a) the aggregate actual costs for the Regen Medical paid by the Company during the preceding Period from (b) an amount equal to (I) the Base Burden Percentage multiplied by (ii) the aggregate revenue of the Regen Medical collected by the Company during the preceding Period (the “Burden Amount”). If the Burden Amount exceeds the Period Actual Costs (the “Savings”) or the Period Actual Costs exceed the Burden Amount (the “Loss”), Regen Medical and the Company shall share such Savings or Loss 65% for the account of the Regen Medical and 35% for the account of the Company. The Company recognized revenue of $0 and $514,000 for the year ended December 31, 2013 and 2012, respectively, under the agreements.

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

Revenue

Intellicell charges Regen Medical a processing fee of $2,500 for each tissue processing case that uses Intellicell’s proprietary process. For the nine months ended September 30, 2014, Intellicell completed 48 cases for a total revenue of $120,000. All cases were performed for Regen Medical patients.

Research and Development

Research and development costs to related parties for the nine months ended September 30, 2014 and 2013 were $353,500 and $287,000 respectively. These fees were accrued and paid to Regen Medical for services as the attending physician in thirty eight (38) and twenty three (23) patient cases respectively. These cases are included as part of the Company’s ongoing research of its technologies and processes.

As of September 30, 2014 and December 31, 2013, accrued research fees totaled $85,500 (and is included in Accounts Payable) and $361,000, respectively.

Accrued liabilities, related parties, net

The Company has ongoing transactions with related parties. These parties extend credit on behalf of the Company.

As of September 30, 2014 and December 31, 2013, the following related party amounts were due from (to) the Company:

	9/30/14	12/31/ 2013
Fees Receivable From Regen Medical for Processing of adipose tissues for Regen Medical patients	$(85,000)	$—
Advances to Dr. Steven Victor, CEO	110	(530,534)
Credit card payables	—	176,940
Due to Regen Medical	68,095	267,826
Accrued payroll	525,439	393,389
Totals	$508,644	$307,621

10.	Convertible Debentures

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

During the nine months ended September 30, 2014, $210,900 of the principal balance of the Hudson debentures and $6,417 of the accrued interest was converted to 240,949,354 shares of common stock.

As of September 30, 2014 and December 31, 2013, the Hudson Debentures had a principal balance totaling $-0- and $210,900, and accrued interest of $3,303 and $4,527, respectively.

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

During the nine months ended September 30, 2014, $274,000 of the principle balance of the Burrington Debentures and $13,050 of the accrued interest were converted to 351,503,086 shares of common stock.

At September 30, 2014, the Burrington Debentures had a principal balance totaling $26,000 and accrued interest of $16,250.

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

On July 1, 2014, Dr. Michael KesselBrenner was assigned and assumed a total of $80,000 from holder of the Kozar license debenture. In addition, on July 1, 2014 the Company issued a secured convertible debenture for $20,000 (combined, the “KesselBrenner Debentures”). Under the terms of the agreement, Dr. Michael Kesselbrenner has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Kesselbrenner Debentures require repayment on January 1, 2015 and bears a 10% simple annual interest rate. The Kesselbrenner Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of both the $80,000 and the $25,000 debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

During the nine months ended September 30, 2014, $25,000 of the principal balance of the Kesselbrenner Debentures was converted into 27,203,482 shares of common stock.

At September 30, 2014, the Kesselbrenner Debentures had a principal balance totaling $125,000 and accrued interest of $20,121.

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

During the nine months ended September 30, 2014, $65,000 of the principal balance of the Liben Debentures was converted into 69,117,822 shares of common stock.

At September 30, 2014, the Liben Debentures had a principal balance totaling $70,000 and accrued interest of $11,059.

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

During the nine months ended September 30, 2014, $42,286 of the principal balance of the Brother Debentures was converted into 68,836,230 shares of common stock.

At September 30, 2014, the Brother Debentures had a principal balance totaling $107,714 and accrued interest of $15,665.

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

During the nine months ended September 30, 2014, $10,000 of the principal balance of the Tuohy Debentures was converted into 10,881,392 shares of common stock.

On July 1, 2014, Patrick Tuohy was assigned and assumed a total of $30,000 from the holder of the Kozar License Debenture. Under the terms of the agreement, Patrick Tuohy has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Tuohy Debentures require repayment on January 1, 2015 and bears a 10% simple annual interest rate. The Tuohy Debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debenture has been bifurcated from the host contract and accounted for separately as a derivative.

 At September 30, 2014, the Tuohy Debentures had a principal balance totaling $30,000 and accrued interest of $6,699

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

During the nine months ended September 30, 2014, $67,000 of the principal balance of the Redwood Management Debentures and $6,684 of accrued interest was converted into 109,000,000 shares of common stock.

At September 30, 2014, the Redwood Debentures had a principal balance totaling $75,000 and accrued interest of $3,537.

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

At September 30, 2014, the MD Global Debentures had a principal balance totaling $50,000 and accrued interest of $3,653.

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

During the nine months ended September 30, 2014, May Davis Partners converted $20,000 of a convertible debenture issued for financing fees into 9,157,509 shares of the Company’s common stock.

At September 30, 2014, the May Davis Debenture had a principal balance totaling $25,000 and accrued interest of $1,787.

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

During the nine months ended September 30, 2014, $100,000 of the principal balance of the Empire Equity Debentures and $704 of the accrued interest was converted into 63,011,684 shares of common stock.

At September 30, 2014, the Empire Equity Debentures had a principal balance totaling $-0- and accrued interest of $1,330.

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

During the nine months ended September 30, 2014, $140,000 of the principal balance of the Brian Kozer, MD Debentures were assigned to various investors.

As of September 30, 2014 and December 31, 2013, the three convertible debentures from license fees had a balance due of $160,000 and $300,000, respectively, and had accrued interest of $26,000 and $30,000, respectively. These debentures are currently in default.

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

As of September 30, 2014, the YA Global Debenture had a principal balance of $2,100,000 and accrued interest of $87,500.

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

As of September 30, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $29,066.

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

At September 30, 2014, The Roth Firm had a principal balance of $196,612 and accrued interest of $14,746.

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

At September 30, 2014, Mintz Levin had a principal balance of $25,382 and accrued interest of $1,904.

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

At September 30, 2014, Biologics Consulting Group had a principal balance of $93,006 and accrued interest of $6,975.

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

At September 30, 2014, Michael Friedman had a principal balance of $200,000 and accrued interest of $15,000.

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

At September 30, 2014, University of Florida, Department of Materials Sciences & Engineering had a principal balance of $33,781 and accrued interest of $2,534.

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

At September 30, 2014, Hunton & Williams, LLP had a principal balance of $187,107 and accrued interest of $14,033.

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

At September 30, 2014, Lucosky Brookman, LLP had a principal balance of $124,812 and accrued interest of $9,361.

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

At September 30, 2014, Buchanan Ingersoll & Rooney had a principal balance of $525,583 and accrued interest of $39,419.

On January 1, 2014, the Company issued a secured convertible debenture with Charles River for $6,229 to memorialize outstanding accounts payable. Under the terms of the agreement Charles River has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on October 21, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $6,229 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

During the nine months ended September 30, 2014, $6,229 of the principal balance of the Charles River Debenture was assigned to Gene R. Kazlow.

On January 1, 2014, the Company issued a secured convertible debenture with Heilscher for $8,522 to memorialize outstanding accounts payable. Under the terms of the agreement Heilscher has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on October 21, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $8,522 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

During the nine months ended September 30, 2014, $8,522 of the principal balance of the Heilscher Debenture was assigned to Gene R. Kazlow.

On January 1, 2014, the Company issued a secured convertible debenture with Millipore for $13,611 to memorialize outstanding accounts payable. Under the terms of the agreement Millipore has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on October 21, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $13,611 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

During the nine months ended September 30, 2014, $3,586 of the principal balance and $825 of accrued interest was paid to Millipore and the remaining principal balance of $10,025 of the Millipore Debenture was assigned to Gene R. Kazlow.

On January 1, 2014, the Company issued a secured convertible debenture with The Shore Group for $13,234 to memorialize outstanding accounts payable. Under the terms of the agreement The Shore Group has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on October 21, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $13,234 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

During the nine months ended September 30, 2014, $13,234 of the principal balance of the Shore Group Debenture was assigned to Gene R. Kazlow.

Christopher Mattes, Convertible Debentures

On July 1, 2014, Christopher Mattes was assigned and assumed a total of $30,000 from the holder of the Kozar License Debenture. Under the terms of the agreement, Mattes has the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the Mattes Debenture requires repayment on January 1, 2015 and bears a 10% simple annual interest rate. The Mattes Debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debenture has been bifurcated from the host contract and accounted for separately as a derivative.

At September 30, 2014, the Mattes Debenture had a principal balance totaling $30,000 and accrued interest of $5,730.

In September 2014, Gene Kazlow assumed the convertible debentures issued by the Company to the following 4 vendors: Charles River ($6,229), Heilscher ($8,522), Millipore ($10,025) and Shore Group ($13,234). All terms of repayment and conversion the remain the same. The terms of the convertible debentures require repayment on December 31, 2014 and bear a 10% simple annual interest rate. The convertible debentures are convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $38,009 of debentures and increases prospectively the amount of interest expense to be recognized over the life of the debentures.

As of September 30, 2014 and December 31, 2013, the principal balance of the Company's convertible debentures were as follows:

	September 30, 2014	December 31, 2013
May 2011 Convertible Debentures	$—	$330,000
Hudson Convertible Debentures, Net of Unamortized Debt Discount of $-0- and $88,293	—	122,607
Hess Convertible Debentures, Net of Unamortized Debt Discount of $12,202 and $80,000	67,798	-0-
Dixon Convertible Debentures, Net of Unamortized Debt Discount of $9,151 and $60,000	50,849	-0-
Kozer Convertible Debentures, Net of Unamortized Debt Discount of $3,093 and $160,00	16,907	-0-
Burrington Convertible Debentures, Net of Unamortized Debt Discount of $-0- and $-0-	26,000	—
YA Global Convertible Debentures, Net of Unamortized Debt Discount of $1,561,300 and $-0-	538,700	—
Kesselbrenner Convertible Debentures, Net of Unamortized Debt Discount of $-0- and $-0-	25,000	—
Liben Convertible Debentures, Net of Unamortized Debt Discount of $-0- and $-0-	70,000	—
Brother Convertible Debentures, Net of Unamortized Debt Discount of $12,928 and $-0-	94,786	—
Redwood Convertible Debentures, Net of Unamortized Debt Discount of $-0- and $-0-	75,000	—
MD Global Convertible Debentures, Net of Unamortized Debt Discount of $-0- and $-0-	50,000	—
May Davis Convertible Debentures, Net of Unamortized Debt Discount of $12,786 and $-0-	12,214	—
Dominion Convertible Debentures, Net of Unamortized Debt Discount of $566,485 and $-0-	179,607	—
Roth Firm Convertible Debentures, Net of Unamortized Debt Discount of $86,789 and $-0-	109,823	—
Mintz Levin Convertible Debentures, Net of Unamortized Debt Discount of $9,267 and $-0-	16,115	—
Biologic Convertible Debentures, Net of Unamortized Debt Discount of $35,512 and $-0-	57,494	—
Friedman Convertible Debentures, Net of Unamortized Debt Discount of $77,893 and $-0-	122,107	—
Univ. of Fla Convertible Debentures, Net of Unamortized Debt Discount of $12,556 and $-0-	21,225	—
Hunton Convertible Debentures, Net of Unamortized Debt Discount of $81,622 and $-0-	105,485	—
Lucosky Convertible Debentures, Net of Unamortized Debt Discount of $49,128 and $-0-	75,684	—
Buchanan Convertible Debentures, Net of Unamortized Debt Discount of $257,667 and $-0-	267,916	—
Kesselbrenner Convertible Debentures, Net of Unamortized Debt Discount of $12,989 and $-0-	7,011	----
Kazlow Convertible Debentures, Net of Unamortized Debt Discount of $5,810 and $-0-	32,200	—
Mattes Convertible Debentures, Net of Unamortized Debt Discount of $23,564 and $-0-	6,437	—
Tuohy Convertible Debentures, Net of Unamortized Debt Discount of $23,564 and $-0-	6,437	—
Kesselbrenner Convertible Debentures, Net of Unamortized Debt Discount of $62,923 and $-0-	17,077	—
	$2,051,873	$452,607

The Company accounted for the conversion features underlying the convertible debentures in accordance with GAAP, as the conversion feature embedded in the convertible debentures could result in the debentures being converted to a variable number of the Company’s common shares. The Company determined the value of the derivative conversion features of these debentures at the relevant commitment dates utilizing a Black-Scholes valuation model.

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

Ludlow Capital Convertible Promissory Note

On April 30, 2013, the Company issued a convertible promissory note to Ludlow Capital, LLC, for $15,000 for professional services (the “Ludlow Note”). The terms of the Ludlow Note require repayment immediately and bear a 0% interest rate. The Ludlow Note is convertible into shares of the Company’s common stock at a price that shall be 10% below the closing bid upon notice of conversion. The Ludlow Note is currently due and payable. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

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

As of September 30, 2014, the Kaslow Note had a principal balance of $-0- and accrued interest of $2,400.

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

During the nine months ended September 30, 2014, $21,880 of the principal of the WHC Notes were converted into 31,250,000 shares of the Company’s common stock.

As of September 30, 2014 and December 31, 2013, the WHC Note had a principal balance of $113,503 and $135,383, respectively and accrued interest of $9,941 and $2,582, respectively.

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

As of September 30, 2014, the LG Capital Notes had a principal balance of $64,053.

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

As of September 30, 2014 and December 31, 2013, the principal balance of the JMJ Note was $46,130 and $53,330, respectively and accrued interest was $28,668 and $24,444, respectively.

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

On October 7, 2013, Redwood assigned a total of $300,000 in principal debt from Redwood Deal #1 to Hudson.

On November 11, 2013, Redwood assigned $100,000 in principal debt from Redwood Deal #1 to WHC.

During the nine months ended September 30, 2014, Redwood converted a total of $155,204 in principal and $105,437 in accrued interest into 118,708,027 shares of the Company’s common stock.

As of September 30, 2014 all principal and accrued interest for Redwood Deal #1 has been paid in full.

Redwood Deal #2

On August 5, 2013, Redwood assumed $430,000 of total principal from seven debenture holders from the May 2011 Offering as part of Redwood Deal #2. The terms of the assumed debt remained the same. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

During the nine months ended September 30, 2014, Redwood converted a total of $316,213 in principal and $46,860 of accrued interest from the outstanding debt in Redwood Deal #2 into 333,154,640 shares of the Company’s common stock.

As of September 30, 2014 and December 31, 2013, the principal balance of the Redwood Deal #2 was $-0- and $316,213, respectively and accrued interest was $4,740 and $41,044, respectively.

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

On March 14, 2014, Redwood assigned $193,223 of Redwood Deal #3 to Dominion Capital.

During the nine months ended September 30, 2014, Redwood converted $124,563 from the outstanding debt, $68,710 of principal and $46,379 of accrued interest into 106,470,996 shares of the Company’s common stock. During this same period the total guaranteed accrued interest from Redwood Deal #3 was converted to principal and the Company recorded additional interest of $32,530 in connection with this conversion.

As of September 30, 2014 and December 31, 2013, the principal balance of Redwood Deal #3 was $-0- and $0, respectively and accrued interest was $-0- and $0, respectively.

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

As of September 30, 2014 and December 31, 2013, the principal balance of Redwood Deal #4 was $403,442 and $403,442, and accrued interest was $51,344 and $17,336, respectively. The related amortizable financing fees had a balance of $-0- and $8,712 as of September 30, 2014 and December 31, 2013, of which $1,274 and $8,712 were expensed as financing fees on the statement of operations for the three months and the nine months ended September 30, 2014, respectively.

Redwood Deal #5

On October 1, 2013, Redwood assumed $389,711 of total principal from the Rhodes Note, and $1,000,000 of total principal from the Victor Note, as part of Redwood Deal #5. The terms of the assumed debt remained the same. The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative.

As of September 30, 2014 and December 31, 2013, the principal balance of Redwood Deal #5 was $1,389,711, and accrued interest was $61,328 and $41,691, respectively.

Dominion Capital Convertible Promissory Note

On March 14, 2014, Redwood assigned $193,223 of principal from Redwood Deal #3 to Dominion Capital (the “Dominion Note”). Interest is payable at 10%. The conversion feature of the note has been bifurcated from the host contract and accounted for separately as a derivative.

During the nine months ended September 30, 2014, $145,465 of the principal on the Dominion Note was converted into 85,166,666 shares of the Company’s common stock.

At September 30, 2014 the principal balance on the Dominion Note was $47,757 and accrued interest was $18,997.

The Company accounted for the conversion features underlying the convertible promissory notes and issued in accordance with GAAP, as the conversion feature embedded in the convertible promissory notes could result in the convertible promissory notes being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these convertible promissory notes at the relevant commitment dates as of September 30, 2014, utilizing a Black-Scholes valuation model.

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

During the nine months ended September 30, 2014, May Davis (Sherb) converted $35,233 of principal into 50,817,308 shares of the Company’s common stock.

As of September 30, 2014 and December 31, 2013 the principal balance of the May Davis (Sherb) note was $80,550 and $-0- respectively. Accrued interest was $8,119 and $-0- respectively.

May Davis Partners Acquisition Company, LLC Promissory Note

On August 7, 2014 (the “Effective Date”), the Company issued a convertible promissory note to May Davis Partners Acquisitions Company, LLC for $12,000 (the “May Davis Note”). The maturity date of the May Davis Note is June 7, 2015, and the Convertible Note bears interest at a rate of ten percent (10%) per annum.

The Company may prepay the May Davis Note at any time in whole or in part at the Company’s option without penalty. Any amount of principal or interest on the May Davis Note not paid on or before the due date shall bear interest at the rate of eighteen percent (18%) per annum until paid in full.

May Davis may convert, beginning on the six month anniversary of the Effective Date, the outstanding principal and accrued interest on the Note into shares of the Company’s common stock at a conversion price per share equal to the lesser of (i) $0.05 or (ii) 52% of the average of the lowest trade price in the 180 trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price will be subject to adjustment for, among other things, the Company’s failure to be DTC eligible and only being clearing deposit eligible.

The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $12,000 note and increases prospectively the amount of interest expense to be recognized over the life of the note.

As of September 30, 2014 and December 31, 2013 the Company's convertible notes payable was as follows:

	September 30, 2014	December 31, 2013
TCA Note	$—	$500,000
Ludlow Note	15,000	15,000
WHC Notes, Net of Unamortized Debt Discount of $24,685 and $72,891	88,818	62,492
Crowning Note, Net of Unamortized Debt Discount of $19,513 and $36,345	44,540	114,810
JMJ Note, Net of Unamortized Debt Discount of $-0- and $36,283	46,130	17,046
Redwood Deal #1	—	155,204
Redwood Deal #2	—	316,213
Redwood Deal #3, Net of Unamortized Debt Discount of $386,445 and $-0-	—	—
Redwood Deal #4, Net of Unamortized Debt Discount of $-0- and $217,932	403,442	185,510
Redwood Deal #5	1,389,711	1,389,711
May Davis Partners Acquisition Co, LLC, Net of Unamortized Debt Discount of $11,580	420	—
May Davis Partners Acquisition Co. LLC, Net of Unamortized Debt Discount of $22,908 and $-0-	57,642	—
Dominion Capital	47,757	—
Total	$2,093,460	$2,755,986

The Company accounted for the conversion features underlying the convertible promissory notes and issued in accordance with GAAP, as the conversion feature embedded in the convertible promissory notes could result in the convertible promissory notes being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these convertible promissory notes at the relevant commitment dates as of September 30, 2014, utilizing a Black-Scholes valuation model.

12.	Derivative Liabilities

The following table sets forth the Company’s estimate of the fair value of the financial instruments that are classified as liabilities as of:

	September 30, 2014				Restated December 31, 2013
	(Level) 1	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Embedded Detachable Warrants	$—	$—	$942,688	$942,688	$—	$—	$6,735	$6,735

Embedded Conversion Option Features	$—	$—	$8,765,078	$8,765,098	$—	$—	$6,952,087	$6,952,087

Totals	$—	$—	$9,707,766	$9,707,766	$—	$—	$6,958,822	$6,958,822

The following table sets forth a summary of changes in fair value of our derivative liabilities for the periods ended:

	Warrant Derivatives	Hybrid Instruments Derivatives	Total
Beginning balance, December 31, 2013 (restated)	$6,735	$6,952,087	$6,958,822

Fair Value adjustments:
Warrant derivatives (Gain)/Loss	(2,588,304)	—	(2,588,304)
Hybrid instruments (Gain)/Loss	—	(11,311,965)	(11,311,965)

Issuance of Warrants attached to debt financing	3,024,087		3,024,087

FairValue of Embedded conversion Feature on issuance of convertible promissory notes and debentures	—	18,676,299	18,676,299
Reclassification of derivative to APIC due to conversions of debt	—	$(5,551,343)	$(5,551,343)
Reclassification of Warrants to Liabilities	500,170	-	500,170
Ending balance, September 30, 2014	$942,688	$8,765,078	$9,707,766

The following tables set forth a description of the financial instruments classified as derivate liabilities as of September 30, 2014 and December 31, 2013, and the assumption used to value the instruments.

Convertible Debt

The derivative liabilities related to the embedded conversion option feature and the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2014		(Restated) December 31, 2013
	Embedded Detachable Warrants	Embedded Conversion Option Features	Embedded Detachable Warrants	Embedded Conversion Option Features
Risk free interest rate	1.62%	0.11%	1.750%	0.13%
Expected volatility	240%-280%	148.1% - 255.57%	289.2%-371.3%	289.2%-371.3%
Expected life (in years)	1.59-9.61	1.0-.31	2.25	0.58-1.0
Expected dividend yield	-	-	-	-
Number outstanding	934,021,481	12,190,347,336	3,071,542	1,592,259,716
Fair value at issue date	$3,356,488	$18,676,299	$332,401	$3,042,327
Accumulated change in derivative liability as of the period ended	$(2,413,800)	$(9,911,221)	$(326,147)	$3,909,760

Fair value at end of period	$942,688	$8,765,078	$6,254	$6,952,087

Private Placement Offering

The derivative liabilities related to the warrants issued as part of the private placement offering were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2014	Dec. 31, 2013
Risk free interest rate	1.62%	1.75%
Expected volatility	259.68%	316.09%
Expected life (in years)	2.34	3.25
Expected dividend yield	—	—
Number outstanding	200,000	200,000
Fair value at issue date	$19,036,312	$19,036,312
Accumulated change in derivative liability	$(19,036,220)	$(19,035,831)
Fair value at Period End	$92	$481

13. Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  This potentially subjects the Company to a concentration of credit risk; however the Company believes the risk is negligible. The Company’s carrying amounts of deposits in financial institutions did not exceed the federally insured limit of $250,000 as of September 30, 2014.  The Company’s carrying amount of deposits in financial institutions did not exceed federally insured limits as of September 30, 2014 and December 31, 2013.

14.	Capital Stock

The principal features of the Company's capital stock are as follows:

Series B Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company has designated 21,000 shares of preferred stock as Series B preferred stock, with a par value of $.01 per share, of which 15,058 shares of preferred stock are issued and outstanding.  Each share of series B preferred stock shall be convertible into 1,000 shares of the Company’s common stock.   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal the product of (a) the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date of such vote multiplied by (b) ten (10).

Series C Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company has designated 13,000 shares of preferred stock as Series C preferred stock, with a par value of $.01 per share, of which 7,250 shares of preferred stock are issued and outstanding. Each share of Series C preferred stock shall be convertible into 1,000 shares of the Company’s common stock. .   In addition, the holders of the series B preferred stock shall be entitled to notice of stockholders’ meeting and to vote as a single class with the holders of the Common Stock upon any matter submitted to the stockholders for a vote, and shall be entitled to such number of votes as shall equal to the number of shares of Common Stock into which the series B preferred stock is convertible into on the record date.

Certain holders of the Company’s Series C preferred stock have contractually agreed to restrict their ability to convert the Series C preferred stock such that the number of shares of the Company common stock held by each of holder and its affiliates after such conversion shall not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

Series D Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company has designated 500,000 shares of preferred stock as Series D preferred stock, with a par value of $.01 per share, of which 56,500 shares of preferred stock are issued and outstanding. Each share of series D convertible preferred stock is convertible at any time at an initial conversion price equal to $2.00 per share, subject to adjustment under certain circumstances.  As long as the series D preferred stock is outstanding, the conversion price of the series D convertible preferred stock in effect shall be reduced by $0.05 for every 180 day period a share of series D preferred stock is held by the investor.  The series D convertible preferred stock automatically converts into shares of the Company’s common stock after three years.  Each share of Series D convertible preferred stock was issued with a warrant to purchase 10 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $2.00, subject to adjustment under certain circumstances.  The exercise price of the warrants and the conversion price of the series D convertible preferred stock are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. However, no adjustment made shall cause the exercise price of the series D convertible preferred stock and warrants to be less than $1.00.  The holders of Series D preferred stock have no voting rights.

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

On June 24, 2014 (the “Record Date”), the Majority Stockholders approved the Authorized Share Increase by written consent in lieu of a meeting in accordance with the Nevada Revised Statutes. Accordingly, consent of common shareholders was not required and was not solicited in connection with the approval of the Authorized Share Increase.

During the nine months ended September 30, 2014, the Company issued the following equity instruments:

•	The Company issued a total of 1,805,672,910 shares of common stock for debt conversions, including interest.

•	In April of 2014, the Company issued a total of 5,000,000 shares of common stock for compensation under a financial services agreement executed in October, 2013 with MD Global Partners, LLC.

•	In May of 2014, the Company issued a total of 18,666,665 shares of common stock for compensation under a research consulting services agreement with Dr. James Andrews. See note 16

•	In May of 2014, the Company issued a total of 111,000,000 shares of common stock for compensation under 3 financial and marketing consulting services agreements with Highland Capital, Copper Bay and Gene Kazlow.

•	In July 2014, the company issued 48,608,787 shares of common stock to Iron Ridge Global IV, LTD for full and final settlement of all claims for fees under concluded litigation.

•	In July 2014, the company issued 43,896,321 shares of common stock to May Davis Acquisition Company, LLC for compensation under a financing agreement executed in October, 2013.

•	In September of 2014, the company issued 300,000,000 shares of common stock to the CEO, Dr. Steven Victor. The Board of Directors authorized the issuance of these shares as compensation to Dr. Victor for the successful closing of the YA Yorkville financing transaction and the execution of the Andrews Laboratory Licensing agreement.

•	In September of 2014, the company issued 10,000,000 shares of common stock to Alliance Advisors in lieu of financing advisory fees of $30,000 due and owing as of September 23, 2013.

•	During the quarter ended September, the company directly issued 452,186,574 shares of common stock to 23 qualified investors at market price. Each share issued has attached a warrant to purchase 1 share of common stock within 3 years at a price two times the price paid at issuance of the original shares

As of September 30, 2014 and December 31, 2013, the Company had 3,717,753,280 and 922,722,023 shares of common stock issued and outstanding, respectively.

15.	Stock Options and Warrants

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2014, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.16 – 0.25	1,775,000	$0.15	7.82	1,762,500	$0.15
4.00	2,347,926	4.00	7.25	1,879,173	4.00
	4,122,926		7.50	3,641,673

A summary of the Company’s stock awards for options as of September 30, 2014 and changes for the period ended September 30, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	4,122,926	$2.34
Granted	—	—
Exercised	—	—
Expired/Cancelled	—
Outstanding, September 30, 2014	4,122,926	$2.34
Exercisable, September 30, 2014	3,641,673	$2.14

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

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations was $342,135 and $342,135 for the three months ended September 30, 2014 and 2013, respectively and was $1,026,405 and $1,044,630 for the nine months ended September 30,2014, respectively, net of tax effect. There was no stock-based compensation expense in connection with options granted to non-employees recognized for the periods ended September 30, 2014 and 2013. Additionally, none of the options outstanding and unvested as of September 30, 2014, and 2013 had any intrinsic value.

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2014, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the private placements and merger.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$.005	400,000,000	$.005	4.63	400,000,000	$.005
.0055	40,000,000	.0055	4.70	40,000,000	.0055
1.72	3,071,542	1.72	1.85	3,071,542	0.33
.045	2,566,664	0.45	3.16	2,566,664	0.45
0.75 - 0.86	11,580,000	0.75	2.35	11,580,000	0.75
1.00	42,500	1.00	2.23	42,500	1.00
1.58	45,000	1.58	7.50	45,000	1.58
2.00	2,529,200	2.00	2.35	2,529,200	2.00
2.45 - 2.60	800,000	2.51	2.26	800,000	2.51
3.00	750,000	3.00	2.21	750,000	3.00
3.20	350,000	3.20	2.18	350,000	3.20
.0012	400,111,664	.0012	2.91	400,111,664	.0012
.0014	7,142,857	.0014	2.87	7,142,857	.0014
.0024	12,500,000	.0024	2.81	12,500,000	.0024
.00164	9,146,340	.00164	2.85	9,146,340	.00164
.00225	20,111,111	.00225	2.80	20,111,111	.00225
.00315	3,174,603	.0315	2.84	3,174,603	.0315
.005	20,000,000	.005	9.59	20,000,000	.005
3.75	100,000	3.75	3.75	100,000	3.75
	934,021,481	.003	3.97	934,021,481	.003

A summary of the Company’s stock awards for warrants as of September 30, 2014 and changes for the nine months ended September 30, 2014 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2014	21,834,906	$3.09
Granted	912,186,575	.0031
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 30, 2014	934,021,481	$0.003
Exercisable, September 30, 2014	934,021,481	$0.003

The Company issued 440,000,000 and -0- compensatory warrants to non-employees during the nine months ended September 30, 2014 and 2013, respectively. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 329.73%; risk-free interest rate from a range of .71% to .79%; expected lives of three years.  Total non-employee stock-based compensation expensed in connection with warrants recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2014 and 2013 was $0 and $75,000, respectively, net of tax effect.

The Company issued 472,186,575 and -0- warrants to purchasers of shares of common stock during the nine months ended September 30, 2014 and 2013, respectively. For ech share of common stock purchased, the stockholder received 1 warrant to purchase 1 share of common stock at two times the market price of the common stock at date of issuance of the warrant. The warrant is exercisable for three years. The Company estimates the fair value of each warrant by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 247%; risk-free interest rate of 1.07% : expected lives of three years.

16.	Income (Loss) per Share

The following table presents the computations of basic and dilutive income (loss) per share:

	For the 3 Months Ended September 30, 2014	For the 9 Months Ended September 30, 2014
Net Income (Loss)	$(3,478,024)	$(11,012,526)

Net income (loss) per share:
Net income (loss) per share – basic	$(.00)	$(.00)
Net income (loss) per share – diluted	$(.00)	$(.00)

Weighted average common shares outstanding – basic	3,001,685,610	2,845,436,013
Weighted average common shares outstanding – diluted	3,001,685,610	2,845,436,013

For the nine months ended September 30, 2014 common stock equivalents totaling 12,735,921,639 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

For the three months ended September 30, 2014 common stock equivalents totaling 12,735,921,639 related to warrants, convertible debt and preferred stock were included in the calculation of the diluted net income per share.

	For the 3 Months Ended September 30, 2013	For the 9 Months Ended September 30, 2013
Net Income (Loss)	$(4,479,827)	$(9,454,362)

Net income (loss) per share:
Net income (loss) per share – basic	$(0.04)	$(0.12)
Net income (loss) per share – diluted	$(0.04)	$(0.12)

Weighted average common shares outstanding – basic	107,883,264	77,951,031
Weighted average common shares outstanding – diluted	107,883,264	77,951,031

For the three months and nine months ending September 30, 2013 common stock equivalents of 60,195,950 and 60,195,950 related to warrants, convertible debt and preferred stock were excluded from the calculation of the diluted net loss per share as their effect would have been antidulitive.

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

The lease commenced on June 1, 2012 and expires on May 31, 2025. Upon commencement, the aggregate minimum annual lease payments under the operating lease guarantee are as follows:

2014 (Remainder of Year)	$169,869
2015	679,479
2016	679,479
2017	696,187
2018	712,896
Thereafter	4,088,028
Total	$7,025,938

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

Except for when performed for research purposes, AREF shall pay to the Company a fee equal to $2,500 per Tissue Processing (as such term is defined in the License Agreement) case processed. The parties to the License Agreement have mutually agreed not to disclose any Confidential Information (as such term is defined in the License Agreement), whether verbal or written, conveyed to them prior to, during or subsequent to the term of the License Agreement. As of September 30, 2014, AREF has yet to perform any Tissue Processing cases and has yet to generate any revenue under the agreement payable to Intellicell.

Consulting Agreements

On March 11, 2014, the Company executed a Consulting Agreement (the “Consulting Agreement”) with Dr. James Andrews, effective March 7, 2014, pursuant to which Dr. Andrews shall serve as Chairman of the Intellicell Orthopedic Cellular Therapy Advisory Board.  The initial term of the Agreement shall be for a period of ten (10) years unless extended as provided in the Agreement or unless terminated by either party with thirty (30) days advance written notice to the other party.  In consideration for Consultant’s services, the Consultant shall be paid a monthly fee and make a monthly charitable contribution to the Andrews Foundation after the Company closes a Capital Raise (as defined in the Consulting Agreement), and the amount of such monthly fee and monthly charitable contribution shall be determined based on the amount raised in the Capital Raise. Based upon the capital raise transaction in March 2014 with YA Global Investments, LP in the amount of $2,100,000, the monthly fee payable to the Consultant thereafter shall be equal to $40,000, which includes a $6,000 payment to Dr. Michael Immel and a charitable contribution of $10,000 payable to the Andrews Foundation. These payments will continue for the term of the Consulting Agreement. These payments have been temporarily suspended due to the fact that the AREF laboratory has not yet commenced operation as contemplated in the original execution of the AREF License agreement.

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

In July 2014, the case was settled by court order and 48,608,787 shares of common stock equal to $98,912 were issued to Iron Ridge Global IV, LTD for final payment.

Additional litigations

On March 17, 2014, Dean E. Miller, as representative shareholder, on behalf of the nominal defendant Intellicell Biosciences, Inc., filed a shareholder’s derivative action against Steven Victor, MD, in his capacity as Chairman - CEO and individually, Anna Rhodes as former Executive Vice President and individually, Leonard L. Mazur as interim Chief Operating Officer and individually,  Myron Holubiak as a Director and individually, Michael Hershman, as Chairman of the Board of Directors and individually,  Stuart Goldfarb as a former Director and individually, Victor Dermatology & Rejuvenation, P.C., Victor Cosmeceuticals, Inc., Lasersculpt, Inc., and the Doe Entities 1-5, as defendants, and Intellicell Biosciences, Inc., as nominal-defendant. The complaint, which was filed on the aforementioned date with the United States District Court Southern District of New York, alleges that the Company has failed to comply with US Food and Drug Administration and United States Patent and Trade Office regulations. The allegations in the complaint include, but are not limited to, allegations involving fraud, negligence, false reporting, and mismanagement of laboratory facilities. Pursuant to the complaint, the amount in controversy exceeds $75,000. Furthermore, the complaint as filed lists the following counts: 1. Against the individual defendants for breach of their fiduciary duties in connection with their management of the Company; 2. Against the individual defendants for breach of fiduciary duty in connection with disseminating false information; 3. Against the individual defendants for breach of fiduciary duty for failing to design and implement adequate internal controls; 4. Request for injunctive relief; 5. Imposition of constructive trust/accounting; and 6. Appointment of referee injunctive relief. The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. On July 24, the Company filed a motion to order the plaintiff to give security for defendant’s costs. On August 1, 2014, the Company requested of the judge permission to file for dismissal. Plaintiff did not respond and the judge has granted the Company permission to file the dismissal motion by September 2, 2014. The Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of September 30, 2014. However, management is confident in its defenses to such allegations and claims.

At a November 17, 2014 conference, the judge granted Miller’s attorney one week to file a motion to extend the 120 day limitation on service of the summons and complaint.

On March 13, 2014, Steven A. Victor (“Dr. Victor”), Intellicell Biosciences, Inc., a Nevada corporation, Intellicell Biosciences Inc., a New York corporation, and Regen Medical P.C., a New York corporation filed a complaint against Jonathan Schwartz (“Schwarz”), Joseph P. Salvani (“Salvani”) and Douglas R. Dollinger (“Dollinger”), in the Supreme Court of the State of New York, County of New York. Schwartz and Salvani, both shareholders of the Company, are represented by Dollinger in his capacity as legal counsel. Pursuant to the complaint, the plaintiffs’ first cause of action alleges that the defendants conspired together and acted in concert, to defame Dr. Victor and the Company in an effort to take control of the Company and to reap large profits by dumping their shares thereafter. Furthermore, the plaintiffs’ second cause of action alleges that Salvani made false statements to a potential investor, resulting in damages amounting to $250,000. The plaintiffs seek compensatory damages, together with punitive damages and interest in connection with the first cause of action, and compensatory damages in the amount of $250,000, together with punitive damages and interest, in connection with the second cause of action. On or about October 20, 2014, after review of the Company’s case and discussion with counsel, the company has decided to dismiss the case and no longer pursue the matter.

In February 2014, John Cade and two other lenders to Intellicell’s predecessor entities filed suit, in the Second Judicial District Court of the State of Nevada, Washoe County, for non-payment of certain promissory notes owed by predecessor company, Media Exchange Group. Company Counsel has retained separate counsel in Nevada to handle this matter.

In July 2014, a former Intellicell employee sued the Company, Dr. Steven Victor, Anna Rhodes, Leonard Mazur, and the City of New York, for, among other things, false arrest, abuse of process, malicious prosecution, intentional and negligent infliction of emotional distress, and non-payment of salary. The Company appeared in the action, and filed an Answer with a Cross-Claim, on behalf of the Intellicell and the other defendants, on August 4, 2014. The New York District Attorney has sought permission to move for dismissal. The New York District Attorney has sought permission to move for dismissal, which is still pending.

19.	Subsequent Events

The Company has evaluated its subsequent events through November 19, 2014, the date the condensed consolidated financial statements were available to be issued. Except as disclosed below, there were no additional significant subsequent events requiring disclosure.

•	On October 20, 2014, the Company executed a letter agreement having an effective date of October 10, 2014 with Dinosaur Securities, LLC, pursuant to which Dinosaur and its subsidiaries, affiliates, successors, and assigns, shall act as the Company’s advisor and placement agent of investment capital through a private placement transaction. Futhermore, pursuant to the Agreement, Dinosaur agreed to introduce the Company to certain entities which may be interested in merging with, being acquired by, or acquiring the Company in exchange for consideration to be paid following a formula specifically described therein.

The Agreement provides that, in exchange for the services provided thereunder, Dinosaur shall be entitled to receive a cash fee equal to ten percent (10%) of the amount of capital raised from Dinosaur Contacts (as such term is defined in the Agreement). In addition, at closing, the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company, for $0.001 per each share covered by the warrants, warrants (the “Warrants”) to purchase then (10%) of the number of shares of common stock obtained and obtainable by Dinosaur Contacts. The Warrants shall be exercisable on a “cashless exercise” basis over a five (5) year term. In the event Dinosaur Contacts exercise warrants included the financing contemplated by the Agreement, Dinosaur shall be entitled to receive a cash fee of five percent (5%) on the amount of capital raised by the Company on each such occasion form the Dinosaur Contacts.

The Agreement further provides that the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company, for $0.001 each, a number of warrants equal to five (5%) of the fully diluted shares issued and outstanding for a total consideration of $1,000. Each such warrant shall have a term of five (5) years and shall be exercisable for one (1) share at an exercise price of $0.001.

Dinosaur shall have the right of first refusal in the event the Company, within a period of eighteen (18) months following the closing of the private placement, intends effectuate any public offering of the Company’s securities.

The Agreement provides that the Company will indemnify and hold harmless Dinosaur and any Indemnified Party (as such term is defined in the Agreement) against certain liabilities incurred. The Agreement may be terminated by the Company at any time upon thirty (30) days prior written notice.

•	On October 21, 2014, the Company executed an Advisory and Consulting Agreement having an effective date of October 7, 2014 with Dawson James Securities, Inc., pursuant to which Dawson James shall render consulting advice to the Company relating to capital markets and business advisory services as specifically set forth in the Agreement. Such services shall include, but not be limited to, services as placement agent as well as services related to merger/acquisition matters.

The Agreement provides that, in exchange for the services provided thereunder, the Company shall pay Dawson James a nonrefundable fee paid as preferred stock providing for a future conversion to the number of shares of Company common stock equivalent to ten percent (10%) of the then fully diluted stock of the Company at the time of conversion. The Company’s completion of a minimum of $15 million of new investor financing, or the acquisition of the Company, shall be the conversion trigger for such preferred stock. Furthermore, Dawson James shall be entitled to a Finder’s Closing Fee (as such term is defined in the Agreement) equal to eight percent (8%) of the aggregate purchase price paid in connection with any transaction consummated in whole or part during the term of the Agreement with any investor introduced to the Company by Dawson James. The Agreement further provides that the Company shall issue Dawson James warrants as additional compensation as more specifically provided therein.

Pursuant to the Agreement, the Company agrees to retain, and Dawson James agrees to act, as the Company’s lead underwriter for the Company of registered securities to be issued by the Company, including shares, and if applicable, warrants to purchase shares of the Company’s common stock in connection with a “best efforts” or “firm commitment” offering to be made pursuant to an effective registration statement to be filed by the Company under the Securities Act of 1933, with said underwriting being completed concurrent with the listing of the Company’s stock on a national exchange.

The Agreement further provides that the Company shall indemnify and hold harmless Dawson James and certain other indemnified parties against certain liabilities incurred. The Agreement may be terminated by the Company only in the event of a material breach by Dawson James of its obligations thereunder, provided such a breach remains uncured for a period of fifteen (15) days after written notice of the breach and opportunity to cure having been provided to Dawson James.

•	On November 3, 2014, 217,481,338 common shares were issued to Redwood Fund II under Redwood’s conversion features of its outstanding convertible notes payable.
•	During October 2014, 985,062,669 common shares were issued to Dominion Capital LLC under Dominion’s conversion features of its outstanding debenture.
•	During October 2014, 746,202,572 common shares were issued to Redwood Fund II under the conversion features of Redwood’s outstanding convertible notes payable.
•	During October 2014, 88,328,366 common shares were issued to Brother Capital under the conversion features of Brother’s outstanding convertible debenture.
•	During October 2014, 247,787,611 common shares were issued to YA Global Investments, LP under the conversion features of YA’s outstanding convertible debenture.
•	During October 2014, 295,905,398 common shares were issued to May Davis Partners Acquistion Co., LLC under the conversion features of May Davis’s outstanding convertible note.
•	During October 2014, 3,313,000 common shares were issued to Hudson Street, LLC under the conversion feature of Hudson’s convertible debenture. These shares were issued to pay the accrued interest on the debenture as of October 31, 2014. All amounts due under the Hudson Street, LLC debenture are paid in full.
•	During October 2014, 181,818,181 common shares were issued to Christopher Mattes under the conversion features of Mattes’s convertible debenture assigned from Kozar in July 2014.
•	During October 2014, 181,818,181 common shares were issued to Patrick Touhy under the conversion features of Touhy’s convertible debenture assigned from Kozar in July 2014.
•	During October 2014, 181,553,398 common shares were issued to Michael Kesselbrenner under the conversion features of Kesselbrenner’s convertible debenture assigned from Kozar in July 2014.
•	During October 2014, 181,730,769 common shares were issued to Barry Libon’s under the conversion features of Libon’s outstanding convertible debenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward Looking Information

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Intellicell Biosciences, Inc. (“Intellicell” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on May 12, 2014, as amended October 9, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As of September 30, 2014 and December 31, 2013, the principal balance of the Consorteum Notes amounted to $236,600 and $236,600, and accrued interest amounted to $66,128 and $55,688, respectively. These Consorteum Notes are currently in default.

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

Results of Operations

Three Months and Nine months Ended September 30, 2014 Compared to Three Months and Nine months Ended September 30, 2013

Revenue

Revenue for the three months and nine months ended September 30, 2014 were $55,000 and $120,000 , as compared to $0 and $0 for the three months and nine months ended September 30, 2013, respectively. Revenues in 2014 were attributable to fees from 48 cases processed by Regen Medical in the Company’s New York City Tissue Processing Center which were 100% related party revenue. The rate per case to process the cells was $2,500. We intend to engage in a multi-pronged approach with respect to the utilization and commercialization of our proprietary process that will involve entering into technology licensing agreements and related service agreements with physicians, physician practice groups, hospitals and ambulatory service centers located in the United States. We will also be seeking to enter into technology licensing agreements that cover a particular international territory or country. In addition, we will also be seeking to establish “Centers of Excellence” in conjunction with physicians under an arrangement whereby we are appointed the exclusive managing agent for the professional corporation in exchange for the grant of a license to the professional corporation to utilize our proprietary process.  Depending upon the arrangement involved, we will be collecting some combination of fees from licensing, processing, service, and management, as well as up-front territorial licensing fees.

License fees will generally be payable upon signing of a license agreement and will be recognized as revenue ratably over the appropriate period of time to which the revenue item relates.

Cost of goods sold and Gross Margin

Cost of goods sold were $5,341 and $12,886 for the three months and nine months ended September 30, 2014 as compared to $0 and $0 for the three months and nine months ended September 30, 2013 respectively. These costs were the cost of supplies for cases processed in our tissue processing center in New York.

Gross margins were $49,659 and $107,114 for the three months and nine months ended September 30, 2014 as compared to $0 and $0 for the three months and nine months ended September 30, 2013, respectively. In the future, the cost of goods sold effecting gross margins will include costs for the supplies sold to licensees for the processing of each tissue processing case and or the cost of equipment sold or provided directly to licensees.

Operating expenses

Research and development expenses were $117,137 and $387,637 for three months and nine months ended September 30, 2014 as compared to $14,587 and $516,390 for the three months and nine months ended September 30, 2013, respectively. The principal component of research and development costs consists of services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes.

The Company has decreased research and development costs in the current year periods. The principal component of research and development costs consists of fees payable to Regen Medical, a medical practice owned by Dr. Steven Victor, the Company’s Chief Executive Officer and principal shareholder. The fees are for services as the attending physician in patient cases, for lab technicians, and for nursing staff employed by Dr. Victor’s medical practice included as part of the ongoing research of our technologies and processes. These fees totaled $83,000 and $353,500 for the three months and nine months ended September 30, 2014, as compared to $10,000 and $287,000 for the three months and nine months ended September 30, 2013, respectively. The fees payable to Regen Medical for these cases range from $5,000 to $15,000 per case.

Sales and marketing expenses were $39,377 and $73,907 for the three months and nine months ended September 30, 2014 as compared to $1,096 and $5,924 for the three months and nine months ended September 30, 2013, respectively. Sales and marketing expenses consist of costs associated with the development of our brochure and informational materials, our website, an informational video and travel expenses to attend professional meetings, as well as commissions on sales. The company will look to increase expenditures for Sales and Marketing for the remainder of 2014, as cash flow allows.

General and administrative expenses were $616,494 and $2,409,567 for the three months and nine months ended September 30, 2014, as compared to $907,111 and $2,170,230 for the three months and nine months ended September 30, 2013 respectively. The following are the significant components of the general and administrative costs:

Salary Expense

General and administrative is comprised of salary expenses of $133,706 and $470,319 for the three months and nine months ended September 30, 2014 as compared to $113,750 and $599,068 for the three months and nine months ended September 30, 2013, respectively. Included in the salary expense for each of the three months and nine months ended September 30, 2014 was $68,750 and $206,250 paid to a significant shareholder as a result of this individual serving in the capacity of our Chief Executive Officer, as compared to $68,750 and $206,250 for the three months and nine months ended September 30, 2013 In addition, the Company incurred administrative salary expense of $45,000 and $135,000 for the three months and nine months ended September 30, 2014 and June 30, 2013, respectively, to the spouse of the Company’s Chief Executive Officer and majority shareholder.

Rent and office administrative expenses

Included in general and administrative expenses are $104,727 and $320,076 of rent and related occupancy expenses for the three months and nine months ended September 30, 2014, as compared to $103,800 and $311,400 for the three months and nine months ended September 30 2013, respectively. Rent is for the office space and Tissue Processing Lab located at 460 Park Avenue, NY, NY

Professional fees

For the three months and nine months ended September 30, 2014 the company has incurred $163,544 and $814,010 in legal, accounting, and professional fees primarily related the FDA compliance, public company costs, and Company litigation, as compared to $519,788 and $916,876 for the three months and nine months ended September 30, 2013.

Depreciation

Depreciation expense is included in general and administrative costs and amounted to $107,515 and $313,920 and $118,978 and $300,431 for the three months and nine months ended September 30, 2014 and 2013, respectively.

Employee Stock Based Compensation.  During the three months and nine months ended September 30, 2014 and 2013, the Company incurred employee stock based compensation expenses of $732,135 and $1,416,405 and $342,135 and $1,044,630, respectively, for incentive stock options and common stock issued to employees.  The incentive stock options were valued using the Black Scholes method.

Non-Employee Stock Based Compensation. During the three months and nine months ended September 30, 2014 and 2013, non-employee stock based compensation of $0 and $93,333 and $0 and $300,000 were incurred as non-cash charges, respectively.  Non-employee stock based compensation is comprised of the following:

•	During the nine months ended September 30, 2014, the Company issued 134,666,665 shares of common stock shares for medical advisory and professional services valued at $184,366 compared to 2,000,000 shares issued, valued at $300,000 during the nine months ended September 30, 2013. The shares for stock based compensation for the $195,333 were issued in May, 2014. However, $102,000 of the $195,333 value was previously accrued as of December 31, 2013, prior to issuance of the shares in May, 2014.

Changes in Fair Value of Derivative Liability

The Company has issued various instruments which are accounted for as derivative liabilities and are valued at fair value at the date of issuance and at each balance sheet date. The change in value of these instruments is recorded as a charge (or as income). During the three months ended September 30, 2014, the company recorded a charge of $350,562 and during the nine months ended September 30, 2014 the company recorded an income of $13,900,270, respectively, relating to the change in value of all its derivative liabilities. During the three months and nine months ended September 30, 2013, the company recorded a charge of $851,517 and $2,712,412, respectively, relating to the change in value of all its derivative liabilities.

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

If the Company were required to settle its outstanding warrants and convertible debt as of September 30, 2014, we would be required to issue 934,021,481 common shares for the settlement of warrants and 12,190,347,336 for the settlement of outstanding convertible debt. The Company determined that the settlement of these outstanding financial instruments would exceed our authorized shares of 10,000,000,000 at September 30, 2014 by 6,842,122,097. Pursuant to FASB ASC 815-40, the Company would be required to reclassify these contracts from equity to liabilities. As permitted by FASB ASC 815-40, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the earliest inception date first which essentially sets the order of preference for settling the financial instruments. As a result of the Company’s policy settlement it was determined that reclassification of financial instruments initially recorded in equity was not required.

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

Income (Loss) before income tax and Net Loss

Loss before income tax for the three months ended September 30, 2014 was $3,478,024, as compared to a loss before income tax of $4,479,827 for the three months ended September 30, 2013. Loss before income tax for the nine months ended September 30, 2014 was $11,012,526 as compared to a loss of $9,454,362 for the nine months ended September 30, 2013. The loss for the three months ended September 30, 2014 includes a loss of $350,562 for the non-cash change in fair value of derivative liabilities, as compared to loss of $851,517 for the three months ended September 30, 2013. For the Nine Months Ended September 30, 2014, the loss before income tax includes income of $13,900,270 for the non-cash change in fair value of derivative liabilities, as compared to a loss of $2,792,412 for the nine months ended September 30, 2013. The loss before income tax includes a charge of $1,535,745 for the three months ended September 30, 2014 for financing Costs, as compared to a charge of $2,308,478 for the three months ended September 30, 2013. The loss before income tax includes a charge of $19,990,196 for the nine months ended September 30, 2014 for financing Costs, as compared to a charge of $2,476,228 for the nine months ended September 30, 2013. Furthermore, income (loss) before income tax for the three months ended and nine months ended September 30, 2014 included non-cash expense for Employee Stock Compensation of $732,135 and $1,416,405, respectively. Loss before income tax for the three months ended and nine months ended September 30, 2013 included non-cash expense for Employee Stock Compensation of $342,135 and $1,044,630, respectively. As the company is still implementing its business strategy we anticipate that we will continue to have operating losses for the next several calendar quarters until such time as we have been able to establish a sufficient number of licensees generating licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, sufficient to cover our operating costs.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2014 of $17,375,764, compared to a working capital deficit at December 31, 2013 of $15,486,015

Our cash and cash equivalents as of September 30, 2014 was $48,080, compared to cash balances at December 31, 2013 of $0. We are in the early stages of the implementation of our business strategy and anticipate we will require additional cash to fund our operations for the next twelve months inclusive of costs associated with attracting, training and acquiring laboratory equipment for licensees, costs associated with the conducting of clinical research needed to establish and protect the therapeutic benefits of our technologies, costs associated with the development and marketing and promotional and educational materials relative to our services and costs associated with building out the infrastructure necessary to manage and control our business. In the near term, we plan to utilize our existing limited cash balances and proceeds from licensing, processing, service, and management fees to us, as well as up-front territorial licensing fees, and additional debt and equity based financings to maintain our operations.

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

Net cash used in operating activities

Net cash used in operating activities was $2,731,463 and $440,126 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services financing costs, amortization and changes in the fair value of our derivative liabilities. For the nine months ended September 30, 2014, operating activities were impacted by an decrease in accounts payable and accrued liabilities of $84,276, an increase in accrued interest of $494,508, and an increase in related party liability of $201,023. For the nine months ended September 30, 2013, operating activities were impacted by an increase in our accounts payable and accrued liabilities of $2,122,335, accrued interest of $148,548, and accrued liabilities to related parties of $341,250.

Net cash used in investing activities

Net cash used in investing activities was $67,064 and $51,219 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $2,846,606 and $481,186 for the nine months ended September 30, 2014 and September 30, 2013, respectively, consisting of $295,192 and $0 of net proceeds received from the sale of our common stock, and $2,649,000 and $425,000 of gross proceeds from our convertible note and debenture issuances, respectively. For the nine months ended September 30, 2014, $97,586 was paid toward balances in notes payable.

SIGNIFICANT LIQUIDITY EVENTS

The following financing events were transacted in the nine months ended September 30, 2014.

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

Through September 30, 2014, YA Global has not converted any portion of the debenture into common stock.

At September 30, 2014, YA Global had a principal balance of $2,100,000 and accrued interest of $87,500.

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

For the nine months ended September 30, 2014, $274,000 of the principal balance and $13,050 of the Burrington Debentures was converted into 351,503,086 shares of common stock. At September 30, 2014, the Burrington Debentures had a principal balance totaling $26,000 and accrued interest of $16,250.

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

As of September 30, 2014, the Dominion Debenture had a principal balance of $746,092, and accrued interest of $29,066.

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

At September 30, 2014, the balance due on the vendor debentures was principal of $1,386,283 and accrued interest of $103,742.

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

During the nine months ended September 30, 2014, $67,000 of the principal balance and $6,684 of interest on the Redwood Management Debentures was converted into 109,000,000 shares of common stock.

At September 30, 2014, the Redwood Debentures had a principal balance totaling $75,000 and accrued interest of $3,537.

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

At September 30, 2014, the MD Global Debentures had a principal balance totaling $50,000 and accrued interest of $3,653.

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

At September 30, 2014, the May Davis Debenture had a principal balance totaling $25,000 and accrued interest of $1,787.

On January 1, 2014, the Company issued secured convertible debentures with 12 vendors for $1,427,878 to memorialize outstanding accounts payable. Under the terms of the agreements, the vendors have the rights of first refusal for a period of eighteen months from the issuance of the debenture on any issuance or sale of capital stock that the Company issues to raise additional capital. The terms of the convertible debenture require repayment on December 31, 2014 and bears a 10% simple annual interest rate. The convertible debenture is convertible into shares of the Company’s common stock at a price equal to 48.5% of the average 3 lowest trades (not on the same day) of the common stock of the 20 trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the debentures and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

At September 30, 2014, the vendor debentures had principal balances totaling $1,424,292 and accrued interest of $103,742.

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

During February 2014, $61,756 of the principal balance of the Empire Equity Debentures was converted into 28,966,229 shares of common stock. In June 2014, $38,244 of principal and $704 of accrued interest of the Empire Equity Debentures was converted into 34,045,455 shares of common stock. At September 30, 2014, the Empire Equity Debentures had a principal balance totaling $0 and accrued interest of $1,330. The conversion feature of the debentures have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $100,000 debenture and increases prospectively the amount of interest expense to be recognized over the life of the debenture.

May Davis Partners Acquisition Company, LLC Promissory Note

On August 7, 2014 (the “Effective Date”), the Company issued a convertible promissory note to May Davis Partners Acquisitions Company, LLC for $12,000 (the “May Davis Note”). The maturity date of the May Davis Note is June 7, 2015, and the Convertible Note bears interest at a rate of ten percent (10%) per annum.

The Company may prepay the May Davis Note at any time in whole or in part at the Company’s option without penalty. Any amount of principal or interest on the May Davis Note not paid on or before the due date shall bear interest at the rate of eighteen percent (18%) per annum until paid in full.

May Davis may convert, beginning on the six month anniversary of the Effective Date, the outstanding principal and accrued interest on the Note into shares of the Company’s common stock at a conversion price per share equal to the lesser of (i) $0.05 or (ii) 52% of the average of the lowest trade price in the 180trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price will be subject to adjustment for, among other things, the Company’s failure to be DTC eligible and only being clearing deposit eligible.

The conversion feature of the notes have been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount which reduced the book value of the $12,000 note and increases prospectively the amount of interest expense to be recognized over the life of the note.

During the nine months ended September 30, 2014, convertible debenture holders converted their debt into common stock.

	Debt Converted	Common Stock Shares Acquired
Hudson Street	$210,900	240,949,354
Burrington	274,000	351,503,086
KesselBrenner	25,000	27,203,482
Liben	65,000	69,117,822
Brother	42,286	68,836,230
Touhy	10,000	10,881,392
Dominion Capital	145,465	85,166,666
May Davis Partners Acquisition Co.	55,233	59,974,817
Empire Equity	100,000	63,011,684
WHC	21,880	31,250,000
LG Capital	87,102	91,523,674
Kazlow	80,000	31,720,856
JMJ	7,200	7,500,000
Redwood Management, LLC	731,690	599,491,369
	$1,855,756	$1,738,130,432

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Contractual Obligation and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of September 30, 2014, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Current Debt Obligations	$7,418,345	-0-	-0-	-0-

Current Operating Lease Obligations	$679,478	1,358,958	2,138,688	2,848,814

Total Obligations	$8,238,432	1,345,034	1,358,958	5,107,696

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

In July 2014, the case was settled by court order and 48,608,787 shares of common stock equal to $98,912 were issued to Iron Ridge Global IV, LTD for final payment

Hanover Holdings Litigation

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

Between May 23, 2013 and the date of this report, the Company issued and delivered to Hanover an aggregate of 68,766,171. Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order. As of November 18, 2014, all shares required to be issued pursuant to the settlement agreement have been issued.

Sherb Litigation

In February 2013, the Company was served with notice that on October 13, 2011, Sherb & Co. LLP (“Sherb”) filed a complaint (the “Sherb Complaint”) in the Supreme Court of the State of New York, County of New York, Index No. 11/111685, alleging, among other things, breach of contract, and debt owed against the Company, in connection with accounting and audit services performed from May 12, 2010 through May 31, 2011. Sherb is seeking, among other things, an amount not less than $88,508 plus interest. On January 6, 2014, the Company settled with Sherb by issuing a promissory note in the amount of $115,785 (the “Note”). In April of 2014, the Note was assigned and assumed by an investor in exchange for payment of the outstanding amount to Sherb.

Cragmont Litigation

On August 21, 2012, a complaint for damages was filed by Ethan Einwohner and Cragmont Capital, LLC (collectively, “Cragmont”) in the Supreme Court of the State of New York, County of New York, Index No. 652924/2012, alleging, among other things, quantum meruit, unjust enrichment, fraud and breach of contract related to alleged services performed by Cragmont on behalf of the Company. The parties entered into a stipulation whereby Craigmont withdrew and dismissed the claim for fraud. The complaint was amended to add Recurrent Capital LLC as a plaintiff. Cragmont is seeking, among other things, damages of at least $100,400 plus interest, costs and disbursements. On March 31, 2014, the Company settled with Cragmont and Recurrent Capital, LLC for $18,750.

Miller Litigation

On March 17, 2014, Dean E. Miller, as representative shareholder, on behalf of the nominal defendant Intellicell Biosciences, Inc., filed a shareholder’s derivative action against Steven Victor, MD, in his capacity as Chairman - CEO and individually, Anna Rhodes as former Executive Vice President and individually, Leonard L. Mazur as interim Chief Operating Officer and individually,  Myron Holubiak as a Director and individually, Michael Hershman, as Chairman of the Board of Directors and individually,  Stuart Goldfarb as a former Director and individually, Victor Dermatology & Rejuvenation, P.C., Victor Cosmeceuticals, Inc., Lasersculpt, Inc., and the Doe Entities 1-5, as defendants, and Intellicell Biosciences, Inc., as nominal-defendant. The complaint, which was filed on the aforementioned date with the United States District Court Southern District of New York, alleges that the Company has failed to comply with US Food and Drug Administration and United States Patent and Trade Office regulations. The allegations in the complaint include, but are not limited to, allegations involving fraud, negligence, false reporting, and mismanagement of laboratory facilities. Pursuant to the complaint, the amount in controversy exceeds $75,000. Furthermore, the complaint as filed lists the following counts: 1. Against the individual defendants for breach of their fiduciary duties in connection with their management of the Company; 2. Against the individual defendants for breach of fiduciary duty in connection with disseminating false information; 3. Against the individual defendants for breach of fiduciary duty for failing to design and implement adequate internal controls; 4. Request for injunctive relief; 5. Imposition of constructive trust/accounting; and 6. Appointment of referee injunctive relief. The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. On July 24, the Company filed a motion to order the plaintiff to give security for defendant’s costs. On August 1, 2014, the Company requested of the judge permission to file for dismissal. Plaintiff did not respond and the judge has granted the Company permission to file the dismissal motion by September 2, 2014. The Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of September 30, 2014. However, management is confident in its defenses to such allegations and claims. At a November 17, 2014 conference, the Judge granted Miller one week to file a motion to extend the 120 day limitation on service of the summons and complaint.

Dollinger Litigation

On March 13, 2014, Steven A. Victor (“Dr. Victor”), Intellicell Biosciences, Inc., a Nevada corporation, Intellicell Biosciences Inc., a New York corporation, and Regen Medical P.C., a New York corporation filed a complaint against Jonathan Schwartz (“Schwarz”), Joseph P. Salvani (“Salvani”) and Douglas R. Dollinger (“Dollinger”), in the Supreme Court of the State of New York, County of New York. Schwartz and Salvani, both shareholders of the Company, are represented by Dollinger in his capacity as legal counsel. Pursuant to the complaint, the plaintiffs’ first cause of action alleges that the defendants conspired together and acted in concert, to defame Dr. Victor and the Company in an effort to take control of the Company and to reap large profits by dumping their shares thereafter. Furthermore, the plaintiffs’ second cause of action alleges that Salvani made false statements to a potential investor, resulting in damages amounting to $250,000. The plaintiffs seek compensatory damages, together with punitive damages and interest in connection with the first cause of action, and compensatory damages in the amount of $250,000, together with punitive damages and interest, in connection with the second cause of action. On or about October 20, 2014, after review of the Company’s case and discussion with counsel, the company has decided to dismiss the case and no longer pursue the matter.

Cade Litigation

In February 2014, John Cade and two other lenders to Intellicell’s predecessor entities filed suit, in the Second Judicial District Court of the State of Nevada, Washoe County, for non-payment of certain promissory notes owed by predecessor company, Media Exchange Group. Company Counsel has retained separate counsel in Nevada to handle this matter.

Ex-Employee Litigation

In July 2014, a former Intellicell employee sued the Company, Dr. Steven Victor, Anna Rhodes, Leonard Mazur, and the City of New York, for, among other things, false arrest, abuse of process, malicious prosecution, intentional and negligent infliction of emotional distress, and non-payment of salary. The Company appeared in the action, and filed an Answer with a Cross-Claim, on behalf of the Intellicell and the other defendants, on August 4, 2014. The New York District Attorney has sought permission to move for dismissal, which is still pending.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2014, an investor purchased 8,333,334 shares of common stock of the Company for $10,000 at $0.0012 per share. In addition, the investor was issued a warrant for 8,333,334 shares of common stock of the Company at an exercise price of $0.0024 per share.

On July 14, 2014, an investor purchased 4,444,444 shares of common stock of the Company for $5,000 at $0.001125 per share. In addition, the investor was issued a warrant for 4,444,444 shares of common stock of the Company at an exercise price of $0.00225 per share.

On August 1, 2014, an investor purchased 4,166,667 shares of common stock of the Company for $5,000 at $0.0012 per share. In addition, the investor was issued a warrant for 4,166,667 shares of common stock of the Company at an exercise price of $0.0024 per share.

On August 20, 2014, an investor purchased 8,333,333 shares of common stock of the Company for $5,000 at $0.0006 per share. In addition, the investor was issued a warrant for 8,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 19, 2014, an investor purchased 2,778,333 shares of common stock of the Company for $1,667 at $0.0006 per share. In addition, the investor was issued a warrant for 2,778,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On July 10, 2014, an investor purchased 2,222,222 shares of common stock of the Company for $2,500 at $0.001125 per share. In addition, the investor was issued a warrant for 2,222,222 shares of common stock of the Company at an exercise price of $0.00225 per share.

On August 20, 2014, an investor purchased 18,000,000 shares of common stock of the Company for $10,800 at $0.0006 per share. In addition, the investor was issued a warrant for 18,000,000 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 27, 2014, an investor purchased 8,333,333 shares of common stock of the Company for $5,000 at $0.0006 per share. In addition, the investor was issued a warrant for 8,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 22, 2014, an investor purchased 16,666,666 shares of common stock of the Company for $10,000 at $0.0006 per share. In addition, the investor was issued a warrant for 16,666,666 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 19, 2014, an investor purchased 83,333,333 shares of common stock of the Company for $50,000 at $0.0006 per share. In addition, the investor was issued a warrant for 83,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 25, 2014, an investor purchased 33,333,333 shares of common stock of the Company for $20,000 at $0.0006 per share. In addition, the investor was issued a warrant for 33,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 6, 2014, an investor purchased 3,048,780 shares of common stock of the Company for $2,500 at $0.00082 per share. In addition, the investor was issued a warrant for 3,048,780 shares of common stock of the Company at an exercise price of $0.00164 per share.

On July 30, 2014, an investor purchased 9,000,000 shares of common stock of the Company for $10,125 at $0.001125 per share. In addition, the investor was issued a warrant for 9,000,000 shares of common stock of the Company at an exercise price of $0.00225 per share.

On July 10, 2014, an investor purchased 4,444,444 shares of common stock of the Company for $5,000 at $0.001125 per share. In addition, the investor was issued a warrant for 4,444,444 shares of common stock of the Company at an exercise price of $0.00225 per share.

On August 5, 2014, an investor purchased 6,097,561 shares of common stock of the Company for $5,000 at $0.00082 per share. In addition, the investor was issued a warrant for 6,097,561 shares of common stock of the Company at an exercise price of $0.00164 per share.

On August 28, 2014, an investor purchased 16,666,667 shares of common stock of the Company for $10,000 at $0.0006 per share. In addition, the investor was issued a warrant for 16,666,667 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 29, 2014, an investor purchased 50,000,000 shares of common stock of the Company for $30,000 at $0.0006 per share. In addition, the investor was issued a warrant for 50,000,000 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 19, 2014, an investor purchased 46,000,000 shares of common stock of the Company for $27,600 at $0.0006 per share. In addition, the investor was issued a warrant for 46,000,000 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 12, 2014, an investor purchased 7,142,857 shares of common stock of the Company for $5,000 at $0.0007 per share. In addition, the investor was issued a warrant for 7,142,857 shares of common stock of the Company at an exercise price of $0.0014 per share.

On August 8, 2014, an investor purchased 8,333,333 shares of common stock of the Company for $5,000 at $0.0006 per share. In addition, the investor was issued a warrant for 8,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 27, 2014, an investor purchased 8,333,333 shares of common stock of the Company for $5,000 at $0.0006 per share. In addition, the investor was issued a warrant for 8,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 19, 2014, an investor purchased 8,333,333 shares of common stock of the Company for $5,000 at $0.0006 per share. In addition, the investor was issued a warrant for 8,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On August 4, 2014, an investor purchased 3,174,603 shares of common stock of the Company for $5,000 at $0.001575 per share. In addition, the investor was issued a warrant for 3,174,603 shares of common stock of the Company at an exercise price of $0.00315 per share.

On September 11, 2014, an investor purchased 8,333,333 shares of common stock of the Company for $5,000 at $0.0006 per share. In addition, the investor was issued a warrant for 8,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

On September 3, 2014, an investor purchased 83,333,333 shares of common stock of the Company for $50,000 at $0.0006 per share. In addition, the investor was issued a warrant for 83,333,333 shares of common stock of the Company at an exercise price of $0.0012 per share.

These securities were not registered under the Securities Act of 1933 (the “Securities Act”). Such issuance of securities was exempt from registration under the safe harbor provided by Regulation D Rule 506 and Section 4(2) of the Securities Act. We made this determination in part based on the representations of investors, which included, in pertinent part, that such investors were sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D, and upon such further representations from the investors that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor in the Subscription Agreement prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 506 and Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

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

INTELLICELL BIOSCIENCES, INC.

Date: November 19, 2014	By:	/s/ Steven A. Victor
Name: Steven A. Victor
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

